Form 10QSB
period 2000-03-31
INTERNET GOLF ASSOCIATION INC
filed 2000-06-02
CIK 1090514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2000

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-29015


                         INTERNET GOLF ASSOCIATION, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                    84-0605867
(State  or  Other  Jurisdiction  of                    (IRS  Employer
 Incorporation  or  Organization)                  Identification  Number)


24921  Dana  Point  Harbor  Drive, Suite  B-200
Dana  Point,  California                                   92629
(Address  of  Principal  Executive  Offices)             (Zip  Code)

                                   (949)  493-9546
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title  of  each  class  of  Common  Stock     Outstanding  as  March 31, 2000
   -----------------------------------------     -----------------------------
   Common  Stock,  $0.001  par  value                      31,396,250



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999.

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2000 and for the period from inception on February 4, 1999 to March 31, 2000.

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and for the period from inception on February 4, 1999 to March 31, 2000.

Notes  to  Interim  Financial  Statements  (Unaudited)  at  March 31, 2000.


Item  2.     Plan  of  Operations


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS


ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . MARCH 31, 2000   DECEMBER 31, 1999

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    10,201   $            3,775
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       22,705               22,705
  Other current assets . . . . . . . . . . . . . . . . . . . . .        1,173                  652
                                                                  ------------  -------------------
    Total current assets . . . . . . . . . . . . . . . . . . . .       34,079               27,132
                                                                  ------------  -------------------

Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .       18,935               18,935
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .       15,118               15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .        1,195                1,195
                                                                  ------------  -------------------
                                                                       35,248               35,248
  Less accumulated depreciation. . . . . . . . . . . . . . . . .       (9,668)              (4,616)
                                                                  ------------  -------------------
    Total property and equipment, net. . . . . . . . . . . . . .       25,580               30,632
                                                                  ------------  -------------------

                                                                  $    59,659   $           57,764
                                                                  ============  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $   229,101   $          237,660
  Short-term note payable. . . . . . . . . . . . . . . . . . . .      187,500                    -
  Notes payable to officers. . . . . . . . . . . . . . . . . . .       40,000                    -
                                                                  ------------  -------------------
    Total current liabilities. . . . . . . . . . . . . . . . . .      456,601              237,660
                                                                  ------------  -------------------

Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $174,999 and $204,166 at March 31, 2000 and
    December 31, 1999, respectively. . . . . . . . . . . . . . .      158,334              129,167
                                                                  ------------  -------------------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . .      614,935              366,827
                                                                  ------------  -------------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .             -                   -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 31,396,250 and 31,394,250 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively  (including 0 and 108,750 shares committed and not issued at March 31, 2000 and December 31, 1999,
    respectively). . . . . . . . . . . . . . . . . . . . . . . .       31,397               31,395
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    1,117,924              958,376
  Deficit accumulated during the development stage . . . . . . .   (1,704,597)          (1,298,834)
                                                                  ------------  -------------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .     (555,276)            (309,063)
                                                                  ------------  -------------------

                                                                  $    59,659   $           57,764
                                                                  ============  ===================


                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                           FEBRUARY 4, 1999
                                                      THREE MONTHS         (DATE OF
                                                      ENDED                INCEPTION)
                                                      MARCH 31,            THROUGH
                                                      2000                 MARCH 31, 2000
                                                      ------------       ----------------

Revenues . . . . . . . . . . . . . . . . . . . . . .  $     12,227           $    54,227

Cost of revenues . . . . . . . . . . . . . . . . . .         8,538                41,847
                                                      ------------          ------------

Gross profit . . . . . . . . . . . . . . . . . . . .         3,689                12,380
                                                      ------------          ------------

Operating expenses:
  General and administrative . . . . . . . . . . . .       301,986               906,584
  Payroll and related. . . . . . . . . . . . . . . .        59,489               254,243
  Advertising and related. . . . . . . . . . . . . .         3,936               470,183
  Depreciation . . . . . . . . . . . . . . . . . . .         5,052                 9,669
                                                      ------------          ------------
                                                           370,473             1,640,679
                                                      ------------          ------------

Loss from operations . . . . . . . . . . . . . . . .      (366,774)           (1,628,299)

Interest expense, net of interest income of $133 and
  $1,967, respectively . . . . . . . . . . . . . . .        38,989                75,498
                                                      ------------          ------------

Loss before provision for taxes. . . . . . . . . . .      (405,763)           (1,703,797)

Provision for taxes. . . . . . . . . . . . . . . . .             -                   800
                                                      ------------          ------------

Net loss . . . . . . . . . . . . . . . . . . . . . .  $   (405,763)          $(1,704,597)
                                                      =============         ============

Basic and diluted net loss per common share. . . . .  $      (0.01)         $      (0.06)
                                                      =============         =============

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . . . . . .    31,395,050            29,705,238
                                                      ============          =============

                 NTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                          THREE MONTHS ENDED    FEBRUARY 4, 1999
                                                          MARCH 31,             (DATE OF INCEPTION) THROUGH
                                                          2000                  MARCH 31, 2000
                                                          --------------------  -----------------------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $          (405,763)  $                 (1,704,597)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization. . . . . . . . . . . .               34,219                         68,002
    Value of shares issued for services. . . . . . . . .                1,750                        260,908
    Value of  beneficial conversion in connection with a
      consulting agreement . . . . . . . . . . . . . . .                    -                         15,000
    Estimated fair market value of warrants issued for
      services . . . . . . . . . . . . . . . . . . . . .              157,800                        157,800
    Write-off of note receivable to stockholder. . . . .                    -                         10,000
    Changes in operating assets and liabilities:
      Inventories. . . . . . . . . . . . . . . . . . . .                   (1)                       (22,705)
      Other current assets . . . . . . . . . . . . . . .                 (521)                        (1,173)
      Accounts payable and accrued expenses. . . . . . .                6,441                        229,101
                                                          --------------------  -----------------------------

  Net cash used in operating activities. . . . . . . . .             (206,074)                      (987,664)
                                                          --------------------  -----------------------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder . . . . . .                    -                        (10,000)
  Purchases of property and equipment. . . . . . . . . .                    -                        (35,248)
  Cash paid for transaction costs. . . . . . . . . . . .                    -                       (125,000)
                                                          --------------------  -----------------------------

  Net cash used in investing activities. . . . . . . . .                    -                       (170,248)
                                                          --------------------  -----------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock . . . . . . . . . .                    -                        616,250
  Payments for redemption of common stock. . . . . . . .              (15,000)                       (15,000)
  Issuance of costs of shares sold . . . . . . . . . . .                    -                       (120,637)
  Proceeds from short-term note payable. . . . . . . . .              187,500                        187,500
  Proceeds from notes payable to officers. . . . . . . .               40,000                         40,000
  Proceeds from convertible note payable . . . . . . . .                    -                        200,000
                                                          --------------------  -----------------------------

  Net cash provided by financing activities. . . . . . .              212,500                        908,113
                                                          --------------------  -----------------------------

Net change in cash . . . . . . . . . . . . . . . . . . .                6,426                       (249,799)

Cash at beginning of period. . . . . . . . . . . . . . .                3,775                              -

Cash acquired. . . . . . . . . . . . . . . . . . . . . .                    -                        260,000
                                                          --------------------  -----------------------------

Cash at end of period. . . . . . . . . . . . . . . . . .  $            10,201   $                     10,201
                                                          ====================  =============================



                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                   THREE MONTHS ENDED   FEBRUARY 4, 1999
                                                   MARCH 31,            (DATE OF INCEPTION) THROUGH
                                                   2000                 MARCH 31, 2000
                                                   -------------------  ----------------------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . .  $                 -  $                          -
                                                   ===================  ============================
    Income taxes. . . . . . . . . . . . . . . . .  $                 -  $                          -
                                                   ===================  ============================

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
-------------------------------------------------------------------
PRINCIPLES
----------

Management's  Representation
----------------------------

The financial statements included herein have been prepared by Internet Golf Association, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Interim results for the comparable period in 1999 are not presented as the Company had no substantive operations prior to its reorganization on May 7, 1999. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 1999 included in the Company's amended registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 2, 2000. The interim results are not necessarily indicative of the results for the full year.

Development  Stage  Company
---------------------------

The Company has been in the development stage since its formation. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, advertising and promoting the Company and administrative functions along with developing the interface and related web site (www.igalinks.com). The Company will host state-of-the-art online interactive multimedia golf tournaments via an online interface with Access Software's Links LS '99. This site will allow golf enthusiasts to compete in interactive, multi-media, PGA-style golf tournaments over the internet for potential cash prizes and access a variety of related products and services.

Risks  and  Uncertainties
-------------------------

The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through March 31, 2000 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
-------------------------------------------------------------------
PRINCIPLES,  CONTINUED
----------------------

The future of the Company's operations depends in part on its continuing alliance with Access Software, creator of Links LS '99 (the golf software program the Company plans to use to provide the gameplay for the online tournaments). The Company has no reason to believe that this alliance will not continue; however, if it does not continue, it could have a significant adverse effect on the Company's operations.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of CVI Systems, Inc. and IGAT, Inc., wholly owned subsidiaries and non-operating entities in their development stages and Executive Golf Outings, LLC ("EGO"), a company that organizes and hosts corporate golf events. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest related to EGO is not reported separately in the financial statements as the amount is immaterial as of and for the period ended March 31, 2000.

Earnings  Per  Share
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Segment  Information
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company is currently in the development stage, the Company does not yet have any reportable segments.

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
-------------------------------------------------------------------
PRINCIPLES,  CONTINUED
----------------------

Recent  Accounting  Pronouncements
----------------------------------

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain web site development costs which are presently being expensed as incurred, will be capitalized and amortized. The Company has not yet assessed the potential effect of the adoption of EITF Issue No. 00-2 on the financial statements.

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through March 31, 2000 financial statements in order to conform to the classification used in the current quarter.

NOTE  2  -  NOTES  PAYABLE
--------------------------

Short-Term  Note  Payable
-------------------------

On January 12, 2000, the Company borrowed $187,500 for working capital purposes from a third party. The note requires monthly interest payments of 8%, with all unpaid principal and accrued interest due June 1, 2000. During the quarter ending March 31, 2000, $3,288 of interest expense was recognized.

--------------------------------------

Notes  Payable  to  Officers
----------------------------

In March 2000, the Company borrowed $40,000 for working capital purposes from its officers. The notes require monthly interest payments of 8% with all unpaid principal and accrued interest due on demand.

NOTE  3  -  STOCKHOLDERS' EQUITY
---------------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the quarter ended March 31, 2000, $8,200 of SFAS 123 expense was recognized.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the quarter ended March 31, 2000, $9,600 of SFAS 123 expense was recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the quarter ended March 31, 2000, $1,750 of expense for the stock issuance and $140,000 of SFAS 123 expense for the warrant issuance was recognized.

ITEM  2.  PLAN  OF  OPERATION

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

COMPANY  OVERVIEW

     Internet Golf organizes and conducts interactive golf tournaments on the internet. Through our web site, which became operational in May 1999 and which is located at www.IGALinks.com, persons interested in participating can become a
              -----------------
member of the Internet Golf Association, also called the IGA. Once a member, participants can enroll in one or more virtual golf tournaments and, if their score is good enough relative to other members playing in the same tournament, potentially win cash prizes. To date we have held two test tournaments on our web site.

     On February 4, 1999, our founders formed Internet Golf Association, Inc. in the State of Nevada for the purpose of organizing and hosting internet based, interactive golf tournaments. On May 7, 1999, Internet Golf Association, Inc. was acquired by another Nevada corporation named Champion Ventures, Inc. Champion had previously been in several different industries, most recently mining, but had no significant operations for the three years prior to their acquisition of us. Immediately following the transaction, our founders owned a majority of the outstanding stock of Champion, and thus had control of Champion. For accounting purposes we recorded the transaction as a reverse acquisition whereby Internet Golf Association, Inc. was treated as having acquired Champion. Following the transaction, Champion changed its name to Internet Golf Association, Inc., and the former Internet Golf Association, which is now a wholly-owned subsidiary of Champion, changed its name to IGAT, Inc.

     The material steps in the organization and development of our business during the next twelve months (assuming receipt of adequate funding) include the following:

*    Complete  the  functionality  of  our  web  site;
* Form new strategic alliances in the golf industry to enhance our golf portal and improve our name recognition in the golf industry;
*    Develop  and  subsequently  increase  our  advertising  revenues;  and
*    Increase  IGA  memberships.

     These steps involve substantial risk to our business. The biggest risks to our Company's success involve the potential inability to generate sufficient members for our site which would make generation of advertising revenues difficult or impossible.

RESULTS  OF  OPERATIONS

     Internet Golf has been in its development stage since its inception on February 4, 1999. Since the Company had no operations prior to the May 7, 1999 combination with Champion, there are no corresponding results for the period ended March 31, 1999 for comparison purposes. From inception through March 31, 2000, Internet Golf has generated $54,227 in gross revenues with gross profit of $12,380.

    Operating expenses and costs for the three month period ended March 31, 2000 were $370,463 and consisted primarily of payroll and general and administrative expenses. The net loss for the quarter ended March 31, 2000 was $405,763.

FINANCIAL  CONDITION


       Our financial statements at December 31, 1999 include an auditors' report containing a modification regarding an uncertainty about our ability to continue as a going concern. Our financial statements also include an accumulated deficit of $1,704,597 as of March 31, 2000 and other indications of weakness in our present financial position.

     As of March 31, 2000, Internet Golf had assets of $59,659, consisting primarily of cash of $10,201, inventories of $22,705, and property, plant and equipment of $25,580.

     Liabilities consist of accounts payable and accrued expenses of $229,101 and a long term convertible note (net of unamortized debt discount) of $158,334. We anticipate that the holder of the convertible note will convert it to common stock.

     Stockholders' deficit consists of common stock of $31,397 (31,396,250 shares at $.001 par value), and additional paid-in capital of $1,117,924, offset by an accumulated deficit of $1,704,597.

LIQUIDITY  AND  CAPITAL  RESOURCES

     To date Internet Golf has financed its operations through the sale of securities in private placements to investors, which to date have totaled $616,250 in gross proceeds to Internet Golf, as well as a convertible note of $200,000 from an unaffiliated investor, a note from another unaffiliated investor for $187,500, and loans from officers of $40,000.

     Internet  Golf  had  cash  of  $10,201 as  of  March 31, 2000.

     For the three month period ended March 31, 2000, Internet Golf used cash of $206,074 for operations, and was provided cash of $212,500 from financing activities (from the proceeds of a short term note of $187,500 and a note payable to an officer of $40,000 offset by payments for redemption of common stock of $15,000).

     Internet Golf presently has no outstanding commitments for material capital expenditures.

     On January 12, 2000, we entered into a promissory note with Alster Finance, an unrelated entity. Alster invested $187,500 in Internet Golf in the note.
The note is unsecured, and is payable in one payment together with accrued interest at 8% per annum on or before March 1, 2000. The due date for the note was extended to June 1, 2000 by Alster.

     At our current level of cash expenditures, our cash needs can be met from existing resources (assuming no substantial cash inflow from operations) through June 30, 2000. If we are successful in selling the minimum amount of stock in a proposed public offering of our stock which commenced in May 2000, our cash needs would be met for a period through December 31, 2000. If we are successful in selling the maximum amount of stock in that offering, our cash needs would be met for a period of at least 18 months. If we are unable to sell the stock in the proposed offering, we would be required to seek alternative financing to remain in business. That financing could include debt or equity offerings.

                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002.


ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

None.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        INTERNET GOLF ASSOCIATION, INC.

                                        By  /s/  Vincent Castagnola
                                        ----------------------------------
                                        Vincent Castagnola
                                        President  &  CEO

Dated:  June 1,  2000