Form 10QSB
period 2000-06-30
INTERNET GOLF ASSOCIATION INC
filed 2000-08-18
CIK 1090514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30, 2000

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

   Title  of  each  class  of  Common  Stock     Outstanding  as  June 30, 2000
   -----------------------------------------     -----------------------------
   Common  Stock,  $0.001  par  value                      31,396,250



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Consolidated Balance Sheets at June 30, 2000 (Unaudited) and              3
December 31, 1999.

Consolidated Statements of Operations (Unaudited) for the                 4
three months ended June 30, 2000 and for the three months ended June 30, 1999.

Consolidated Statements of Operations for the six months                  5
ended June 30, 2000 (unaudited), for the six months ended
June 30, 1999 (unaudited), and for the period from inception on February 4, 1999 through June 30, 2000.

Consolidated Statements of Cash Flows for the six months                  6
ended June 30, 2000 (unaudited), for the six months ended
June 30, 1999 (unaudited) and for the period from inception on February 4, 1999 to June 30, 2000.

Notes  to  Interim  Financial  Statements  (Unaudited)                    7
at June 30, 2000.


Item  2.     Plan  of  Operations.                                       13


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.                                         15

Item  2.     Changes  in  Securities.                                    15

Item  3.     Defaults  Upon  Senior  Securities.                         15

Item  4.     Submission of Matters to a Vote of Security Holders.        15

Item  5.     Other  Information.                                         15

Item  6.     Exhibits  and  Reports  on  Form  8-K.                      15

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,  2000   DECEMBER 31, 1999
                                                                  ------------  -------------------
ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,420   $            3,775
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       22,705               22,705
  Other current assets . . . . . . . . . . . . . . . . . . . . .        3,412                  652
                                                                  ------------  -------------------
    Total current assets . . . . . . . . . . . . . . . . . . . .       31,537               27,132
                                                                  ------------  -------------------

Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .       18,935               18,935
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .       15,118               15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .        1,195                1,195
                                                                  ------------  -------------------
                                                                       35,248               35,248
  Less accumulated depreciation. . . . . . . . . . . . . . . . .      (12,510)              (4,616)
                                                                  ------------  -------------------
    Total property and equipment, net. . . . . . . . . . . . . .       22,738               30,632
                                                                  ------------  -------------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        5,500                    -
                                                                  ------------  -------------------

                                                                  $    59,775   $           57,764
                                                                  ============  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $   245,553   $          237,660
  Short-term note payable. . . . . . . . . . . . . . . . . . . .      187,500                    -
  Accrued officers' salary . . . . . . . . . . . . . . . . . . .       32,295                    -
  Notes payable to officers. . . . . . . . . . . . . . . . . . .       40,000                    -
  Other short-term borrowings. . . . . . . . . . . . . . . . . .       69,800                    -
                                                                  ------------  -------------------
    Total current liabilities. . . . . . . . . . . . . . . . . .      575,148              237,660
                                                                  ------------  -------------------

Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $145,832 and $204,166 at June 30, 2000 and
    December 31, 1999, respectively. . . . . . . . . . . . . . .      187,501              129,167
                                                                  ------------  -------------------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . .      762,649              366,827
                                                                  ------------  -------------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .            -                    -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 31,396,250 and 31,394,250 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively  (including 0 and 108,750 shares committed and not issued at June 30, 2000 and December 31, 1999,
    respectively). . . . . . . . . . . . . . . . . . . . . . . .       31,397               31,395
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    1,117,924              958,376
  Deficit accumulated during the development stage . . . . . . .   (1,852,195)          (1,298,834)
                                                                  ------------  -------------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .     (702,874)            (309,063)
                                                                  ------------  -------------------

                                                                  $    59,775   $           57,764
                                                                  ============  ===================

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      JUNE 30, 2000         JUNE 30, 1999
                                                      --------------------  --------------------

Revenues . . . . . . . . . . . . . . . . . . . . . .  $             8,348   $                 -

Cost of revenues . . . . . . . . . . . . . . . . . .                1,434                     -
                                                      --------------------  --------------------

Gross profit . . . . . . . . . . . . . . . . . . . .                6,914                     -
                                                      --------------------  --------------------

Operating expenses:
  General and administrative . . . . . . . . . . . .               57,083               172,726
  Payroll and related. . . . . . . . . . . . . . . .               52,848                60,971
  Advertising and related. . . . . . . . . . . . . .                1,935               176,675
  Depreciation . . . . . . . . . . . . . . . . . . .                2,842                12,360
                                                      --------------------  --------------------
                                                                  114,708               422,732
                                                      --------------------  --------------------

Loss from operations . . . . . . . . . . . . . . . .             (107,794)             (422,732)

Interest expense, net of interest income of $133 and
  $0, respectively . . . . . . . . . . . . . . . . .               39,804                     -
                                                      --------------------  --------------------

Loss before provision for taxes. . . . . . . . . . .             (147,598)             (422,732)

Provision for taxes. . . . . . . . . . . . . . . . .                    -                   800
                                                      --------------------  --------------------

Net loss . . . . . . . . . . . . . . . . . . . . . .  $          (147,598)  $          (423,532)
                                                      ====================  ====================

Basic and diluted net loss per common share. . . . .  $             (0.01)  $             (0.05)
                                                      ====================  ====================

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . . . . . .           31,396,250             8,936,590
                                                      ====================  ====================


                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                          FEBRUARY 4, 1999
                                                                                 (DATE OF
                                                 SIX MONTHS    SIX MONTHS       INCEPTION)
                                             ENDED JUNE 30, ENDED JUNE 30,         THROUGH
                                                       2000          1999    JUNE 30, 2000
                                          ------------------  -----------  ---------------

Revenues . . . . . . . . . . . . . . . .  $          20,575   $        -   $       62,575

Cost of revenues . . . . . . . . . . . .              9,972            -           43,281
                                          ------------------  -----------  ---------------

Gross profit . . . . . . . . . . . . . .             10,603            -           19,294
                                          ------------------  -----------  ---------------

Operating expenses:
  General and administrative . . . . . .            359,069      172,726          963,667
  Payroll and related. . . . . . . . . .            112,337       60,971          307,091
  Advertising and related. . . . . . . .              5,871      176,675          472,118
  Depreciation . . . . . . . . . . . . .              7,894       12,360           12,511
                                          ------------------  -----------  ---------------
                                                    485,171      422,732        1,755,387
                                          ------------------  -----------  ---------------

Loss from operations . . . . . . . . . .           (474,568)    (422,732)      (1,736,093)

Interest expense, net of interest income
  of $133, $0 and $2,100, respectively .             78,793            -          115,302
                                          ------------------  -----------  ---------------

Loss before provision for taxes. . . . .           (553,361)    (422,732)      (1,851,395)

Provision for taxes. . . . . . . . . . .                  -          800              800
                                          ------------------  -----------  ---------------

Net loss . . . . . . . . . . . . . . . .  $        (553,361)  $ (423,532)  $   (1,852,195)
                                          ==================  ===========  ===============

Basic and diluted net loss per common
  share. . . . . . . . . . . . . . . . .  $           (0.02)  $    (0.05)
                                          ==================  ===========

Basic and diluted weighted average
  common shares outstanding. . . . . . .         31,395,646    8,936,590
                                          ==================  ===========

                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FEBRUARY 4, 1999
                                                                                 (DATE OF
                                                 SIX MONTHS    SIX MONTHS       INCEPTION)
                                             ENDED JUNE 30, ENDED JUNE 30,         THROUGH
                                                       2000          1999    JUNE 30, 2000
                                          ------------------  -----------  ---------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .  $(553,361)  $(423,532)  $(1,852,195)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization. . . . . . . . .     66,228      12,360       100,011
    Value of shares issued for services. . . . . .      1,750           -       129,408
    Estimated fair market value of warrants issued
      for services . . . . . . . . . . . . . . . .    157,800           -       157,800
    Value of shares subscribed for services and
      beneficial conversion in connection with
      consulting services. . . . . . . . . . . . .          -      25,000       146,500
    Write-off of note receivable to stockholder. .          -           -        10,000
    Changes in operating assets and liabilities:
    Inventories. . . . . . . . . . . . . . . . . .          -     (22,043)      (22,705)
    Other current assets . . . . . . . . . . . . .     (2,760)          -        (3,412)
      Accounts payable and accrued expenses. . . .     22,893      34,805       245,553
      Other assets . . . . . . . . . . . . . . . .     (5,500)          -        (5,500)
      Accrued officer salary . . . . . . . . . . .     32,295           -        32,295
                                                    ----------  ----------  ------------

  Net cash used in operating activities. . . . . .   (280,655)   (373,410)   (1,062,245)
                                                    ----------  ----------  ------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder . . .          -           -       (10,000)
  Purchases of property and equipment. . . . . . .          -     (25,853)      (35,248)
  Cash paid for transaction costs. . . . . . . . .          -    (125,000)     (125,000)
  Loan to related party. . . . . . . . . . . . . .          -      (1,000)            -
  Software development costs . . . . . . . . . . .          -     (21,100)            -
                                                    ----------  ----------  ------------

  Net cash used in investing activities. . . . . .          -    (172,953)     (170,248)
                                                    ----------  ----------  ------------

Cash flows from financing activities:
  Proceeds from sale of common stock . . . . . . .          -     397,500       616,250
  Payments for redemption of common stock. . . . .    (15,000)          -       (15,000)
  Issuance  costs of shares sold . . . . . . . . .          -     (47,250)     (120,637)
  Proceeds from short-term note payable. . . . . .    187,500           -       187,500
  Proceeds from notes payable to officers. . . . .     40,000           -        40,000
  Proceeds from convertible note payable . . . . .          -           -       200,000
  Proceeds from other short-term borrowings. . . .     69,800           -        69,800
                                                    ----------  ----------  ------------

  Net cash provided by financing activities. . . .    282,300     350,250       977,913
                                                    ----------  ----------  ------------

Net change in cash . . . . . . . . . . . . . . . .      1,645    (196,113)     (254,580)

Cash at beginning of period. . . . . . . . . . . .      3,775           -             -

Cash acquired. . . . . . . . . . . . . . . . . . .          -     260,000       260,000
                                                    ----------  ----------  ------------

Cash at end of period. . . . . . . . . . . . . . .  $   5,420   $  63,887   $     5,420
                                                    ==========  ==========  ============

                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                STATEMENT OF CASH FLOWS - CONTINUED

                                                                          FEBRUARY 4, 1999
                                                                                 (DATE OF
                                                 SIX MONTHS    SIX MONTHS       INCEPTION)
                                             ENDED JUNE 30, ENDED JUNE 30,         THROUGH
                                                       2000          1999    JUNE 30, 2000
                                          ------------------  -----------  ---------------
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
       Interest. . . . . . . . . . . . .       $       8,462  $         -  $         8,462
                                               =============  ===========  ===============
       Income taxes. . . . . . . . . . .       $           -  $         -  $           800
                                               =============  ===========  ===============

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000


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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through June 30, 2001 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through its proposed public offering. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of CVI Systems, Inc. and IGAT, Inc., wholly owned subsidiaries and non-operating entities in their development stages and Executive Golf Outings, LLC ("EGO"), a company that organizes and hosts corporate golf events. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest related to EGO is not reported separately in the financial statements as the amount is immaterial as of and for the period ended June 30, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
PRINCIPLES,  CONTINUED
----------------------

44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through June 30, 2000 financial statements in order to conform to the classification used in the current quarter.

NOTE  2  -  NOTES  PAYABLE
--------------------------

Short-Term  Note  Payable
-------------------------

On January 12, 2000, the Company borrowed $187,500 for working capital purposes from a third party. The note requires monthly interest payments of 8%, with all unpaid principal and accrued interest due August 31, 2000. The note holder has tentatively agreed to convert the note to common stock at $1.00 per share.
During the quarter ending June 30, 2000, $3,750 of interest expense was recognized.

Notes  Payable  to  Officers
----------------------------

In March 2000, the Company borrowed $40,000 for working capital purposes from an officer of the Company. The notes require monthly interest payments of 8% with all unpaid principal and accrued interest due on demand.

Other  Short-Term  Borrowings
-----------------------------

During the quarter ended June 30, 2000, the Company borrowed an aggregate of $69,800 from an unrelated third party. The principal amount is unsecured, bears no interest, and is due on demand.

------
NOTE  3  -  STOCKHOLDERS'  EQUITY
---------------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the six months ended June 30, 2000, $8,200 of SFAS 123 expense was recognized.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the six months ended June 30, 2000, $9,600 of SFAS 123 expense was recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the six months ended June 30, 2000, $1,750 of expense for the stock issuance and $140,000 of SFAS 123 expense for the warrant issuance was recognized.

NOTE  4  -  SUBSEQUENT  EVENTS
------------------------------

Pursuant to the stock purchase agreement (the "Acquisition Agreement") effective July 1, 2000, the Company completed a transaction whereby they acquired 80% of the issued and outstanding membership interests of Franlink, LLC, a California limited liability company ("Franlink"). Pursuant to the agreement, the Company is to issue a $64,000 non-interest bearing note payable to the current owners of Franlink, due November 1, 2000, and transfer 32,000 shares of the Company's common stock with an aggregate value stated in the agreement of $32,000. The Company is also required to contribute $10,000 in cash to Franlink as part of the closing. This acquisition will be accounted for as a purchase by the Company, and the accounts of Franlink will be consolidated in future financial statements.

The Company is in the process of compiling the information for pro forma financial statements. As a result, a pro forma balance sheet and statement of operations as of and for the period ended June 30, 2000 are not presented here.

As of June 30, 2000, the Company had contributed $5,000 to Franlink as part of the $10,000 required contribution. This amount has been classified in other assets in the accompanying balance sheet as of June 30, 2000.

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

RESULTS  OF  OPERATIONS

     Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. Consequently, the operating results for the period ended June 30, 1999 are not meaningful for comparison purposes. For the three month period ended June 30, 2000, the Company generated $8,348 in revenues and gross profit of $6,914, and a total loss of operations of $107,794. From inception through June 30, 2000, Internet Golf has generated $62,575 in gross revenues with gross profit of $19,294 and a total loss of operations of $1,736,097.

    Operating expenses and costs for the three month period ended June 30, 2000 were $114,708 and consisted primarily of payroll and general and administrative expenses. The net loss for the quarter ended June 30, 2000 was $147,598.

FINANCIAL  CONDITION

       Our financial statements at December 31, 1999 include an auditors' report containing a modification regarding an uncertainty about our ability to continue as a going concern. Our financial statements also include an accumulated deficit of $1,852,195 as of June 30, 2000 and other indications of weakness in our present financial position.

     As of June 30, 2000, Internet Golf had assets of $59,775, consisting primarily of cash of $5,420, inventories of $22,705, and property, plants and equipment of $22,738.

     Liabilities consist of accounts payable and accrued expenses of $245,553 and a long term convertible note (net of unamortized debt discount) of $187,500. Effective August 15, 2000, the holder of the convertible note had agreed to convert it to common stock at a rate of $1.00 per share.

     Stockholders' deficit consists of common stock of $31,397 (31,396,250 shares at $.001 par value), and additional paid-in capital of $1,117,924, offset by an accumulated deficit of $1,852,195.

LIQUIDITY  AND  CAPITAL  RESOURCES

     To date Internet Golf has financed its operations through the sale of securities in private placements to investors, which to date have totaled $616,250 in gross proceeds to Internet Golf, as well as a convertible note of $200,000 from an unaffiliated investor, a note from another unaffiliated investor for $187,500, and loans from officers of $40,000.

    On May 18, 2000, Internet Golf commenced a registered offering of common stock through an offering registered on Form SB-2. This offering is for a total of 3,000,000 shares of common stock at $1.00 per share. The offering provided that only after $650,000 had been placed in escrow could the Company receive proceeds from this offering. The escrow had to be met by August 15, 2000. As of June 30, 2000, the escrow had not been broken. As of the date of this 10-QSB, however, the Company has received sufficient proceeds and has advised the escrow agent to release the escrow.

     Internet  Golf  had  cash  of  $5,420 as  of  June 30, 2000.

     For the six month period ended June 30, 2000, Internet Golf used cash of $280,655 for operations, and was provided cash of $282,300 from financing activities (from the proceeds of a short term note of $187,500, a note payable to an officer of $40,000 and other short term borrowings of $69,800 offset by payments for redemption of common stock of $15,000).

     Internet Golf presently has no outstanding commitments for material capital expenditures.

     On January 12, 2000, we entered into a promissory note with Alster Finance, an unrelated entity. Alster invested $187,500 in Internet Golf in the note.
The note is unsecured, and is payable in one payment together with accrued interest at 8% per annum on August 31, 2000. The due date for the note was extended by Alster and Alster has tentatively agreed to convert the Note to common stock at $1.00 per share.

     At our current level of cash expenditures, our cash needs can be met from existing resources (assuming no substantial cash inflow from operations) through August 30, 2000. If we are successful in selling the minimum amount of stock in a proposed public offering of our stock which commenced in May 2000, our cash needs would be met for a period through December 31, 2000. If we are successful in selling the maximum amount of stock in that offering, our cash needs would be met for a period of at least 18 months. If we are unable to sell the stock in the proposed offering, we would be required to seek alternative financing to remain in business. That financing could include debt or equity offerings.

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

None.

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




                                        INTERNET GOLF ASSOCIATION, INC.

                                        By  /s/  Vincent Castagnola
                                        ----------------------------------
                                        Vincent Castagnola
                                        President  &  CEO

Dated: August 17,  2000