Form 10QSB
period 2000-09-30
INTERNET GOLF ASSOCIATION INC
filed 2000-11-14
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the quarterly period ended September 30, 2000

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

     Yes   X     No
         -----       -----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock     Outstanding as September 30, 2000
   -----------------------------------     ---------------------------------
   Common Stock, $0.001 par value                    32,084,750



     Transitional Small Business Disclosure Format (check  one):

Yes        No   X
    -----     -----

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Consolidated Balance Sheets at September 30, 2000 (Unaudited) and         2
December 31, 1999.

Consolidated Statements of Operations (Unaudited) for the                 4
three months ended September 30, 2000 and for the three months ended September 30, 1999.

Consolidated Statements of Operations for the nine months                 5
ended September 30, 2000 (unaudited), for the nine months ended
September 30, 1999, and for the period from inception on February 4, 1999 through September 30, 2000 (unaudited).

Consolidated Statements of Cash Flows for the nine months                 6
ended September 30, 2000 (unaudited), for the nine months ended
September 30, 1999 and for the period from inception on February 4, 1999 to September 30, 2000 (unaudited).

Notes  to  Interim  Financial  Statements  (Unaudited)                    7
at September 30, 2000.


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

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2000            1999
                                                                  --------------  --------------
ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,328   $       3,775
  Accounts Receivable                                                     3,413
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         22,706          22,705
  Other current assets . . . . . . . . . . . . . . . . . . . . .         65,350             652
                                                                  --------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . .         93,797          27,132
                                                                  --------------  --------------

Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .         18,936          18,935
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .         15,118          15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .          1,195           1,195
                                                                  --------------  --------------
                                                                         35,249          35,248
  Less accumulated depreciation. . . . . . . . . . . . . . . . .        (15,447)         (4,616)
                                                                  --------------  --------------
    Total property and equipment, net. . . . . . . . . . . . . .         19,802          30,632
                                                                  --------------  --------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            500               -
                                                                  --------------  --------------

                                                                  $     114,099   $      57,764
                                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $     185,752   $     237,660
  Accrued officers' salary . . . . . . . . . . . . . . . . . . .         64,590               -
  Notes payable to officers. . . . . . . . . . . . . . . . . . .         40,000               -
                                                                  --------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . .        290,342         237,660
                                                                  --------------  --------------

Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $116,665 and $204,166 at September 30, 2000 and
    December 31, 1999, respectively. . . . . . . . . . . . . . .        216,668         129,167
                                                                  --------------  --------------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . .        507,010         366,827
                                                                  --------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .              -               -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 32,084,750 and 31,394,250 shares issued
    and outstanding at September 30, 2000 and December
    31, 1999, respectively (including 32,000 and 108,750
    shares committed and not issued at September 30,
    2000 and December 31, 1999, respectively). . . . . . . . . .         32,085          31,395
  Additional paid-in capital . . . . . . . . . . . . . . . . . .      1,289,111         958,376
  Deficit accumulated during the development stage . . . . . . .     (1,714,107)     (1,298,834)
                                                                  --------------  --------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .       (392,911)       (309,063)
                                                                  --------------  --------------

                                                                  $     114,099   $      57,764
                                                                  ==============  ==============

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS    THREE MONTHS
                                                                 ENDED SEPTEMBER  ENDED SEPTEMBER
                                                                     30, 2000        30, 1999
                                                                  --------------  --------------
Revenues . . . . . . . . . . . . . . . . . . . . . .              $          70   $           -

Cost of revenues . . . . . . . . . . . . . . . . . .                          -               -
                                                                  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . . . . .                         70               -
                                                                  --------------  --------------

Operating expenses:
  General and administrative . . . . . . . . . . . .                    251,944         208,373
  Payroll and related. . . . . . . . . . . . . . . .                     51,068          69,736
  Advertising and related. . . . . . . . . . . . . .                        226         249,044
  Depreciation . . . . . . . . . . . . . . . . . . .                      2,937          (9,542)
                                                                  --------------  --------------
                                                                        306,175         517,611
                                                                  --------------  --------------

Loss from operations . . . . . . . . . . . . . . . .                   (306,105)       (517,611)

Interest expense, net of interest income of $133
  and $0, respectively . . . . . . . . . . . . . . .                     40,682           1,549

Gain on Conversion of Debt to Stock. . . . . . . . .                    484,875
                                                                  --------------  --------------

Gain (Loss) before provision for taxes . . . . . . .                    138,088        (519,160)

Provision for taxes. . . . . . . . . . . . . . . . .                          -               -
                                                                  --------------  --------------

Net Gain (loss). . . . . . . . . . . . . . . . . . .              $     138,088   $    (519,160)
                                                                  ==============  ==============

Basic and diluted net loss per common share. . . . .              $        0.00  $        (0.04)
                                                                  ==============  ==============

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . . . . . .                 32,042,500      12,712,411
                                                                  ==============  ==============

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FEBRUARY 4,
                                                                           1999 (DATE OF
                                                                            INCEPTION)
                                            NINE MONTHS    NINE MONTHS       THROUGH
                                         ENDED SEPTEMBER  ENDED SEPTEMBER   SEPTEMBER
                                             30, 2000        30, 1999        30, 2000
                                          --------------  --------------  --------------
Revenues . . . . . . . . . . . . . . . .  $      20,645   $           -   $      62,645

Cost of revenues . . . . . . . . . . . .          9,972               -          43,281
                                          --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . .         10,673               -          19,364
                                          --------------  --------------  --------------

Operating expenses:
  General and administrative . . . . . .        611,013         381,466       1,215,612
  Payroll and related. . . . . . . . . .        163,405         130,707         358,159
  Advertising and related. . . . . . . .          6,097         425,719         472,344
  Depreciation . . . . . . . . . . . . .         10,831           2,818          15,447
                                          --------------  --------------  --------------
                                                791,346         940,710       2,061,562
                                          --------------  --------------  --------------

Loss from operations . . . . . . . . . .       (780,673)       (940,710)     (2,042,198)

Interest expense, net of interest income
  of $133, $0 and $2,100, respectively .        119,475           1,182         155,984

Gain on conversion of debt to stock. . .        484,875                         484,875
                                          --------------  --------------  --------------

Loss before provision for taxes. . . . .       (415,273)       (941,892)     (1,713,307)

Provision for taxes. . . . . . . . . . .              -             800             800
                                          --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . .  $    (415,273)  $    (942,692)  $  (1,714,107)
                                          ==============  ==============  ==============

Basic and diluted net loss per common
  share. . . . . . . . . . . . . . . . .  $       (0.01)  $       (0.03)
                                          ==============  ==============

Basic and diluted weighted average
  common shares outstanding. . . . . . .     31,506,702      28,472,362
                                          ==============  ==============

                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 FEBRUARY 4,
                                                                                 1999 (DATE OF
                                                                                  INCEPTION)
                                                  NINE MONTHS    NINE MONTHS       THROUGH
                                               ENDED SEPTEMBER  ENDED SEPTEMBER   SEPTEMBER
                                                   30, 2000        30, 1999        30, 2000
                                                --------------  --------------  --------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .  $    (415,273)  $    (942,692)  $  (1,714,107)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization. . . . . . .         98,332           2,818         132,115
    Value of shares issued for services. . . .         29,323               -         156,981
    Estimated fair market value of warrants
      Issued for services . . . . . . . . .  .        157,800               -         157,800
    Value of shares subscribed for services
      and beneficial conversion in connection
      with consulting services . . . . . . . .              -         219,158         146,500
    Issuance of stock for conversion of debt
      to capital . . . . . . . . . . . . . . .       (161,250)                       (161,250)
    Write-off of note receivable to
      stockholder. . . . . . . . . . . . . . .              -               -          10,000
    Changes in operating assets and liabilities:
    Accounts Receivable. . . . . . . . . . . .         (3,413)              -          (3,413)
    Inventories. . . . . . . . . . . . . . . .              -         (22,705)        (22,705)
    Other current assets . . . . . . . . . . .        (64,698)              -         (65,350)
      Accounts payable and accrued expenses. .        (37,268)        147,385         185,752
      Other assets . . . . . . . . . . . . . .           (500)         (3,241)           (500)
      Accrued officer salary . . . . . . . . .         64,950               -          64,590
                                                --------------  --------------  --------------

  Net cash used in operating activities. . . .       (331,997)       (599,277)     (1,113,587)
                                                --------------  --------------  --------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder .              -         (10,000)        (10,000)
  Purchases of property and equipment. . . . .              -         (35,248)        (35,248)
  Cash paid for transaction costs. . . . . . .              -        (125,000)       (125,000)

                                                --------------  --------------  --------------

  Net cash used in investing activities. . . .              -        (170,248)       (170,248)
                                                --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock . . . . .              -         616,250         616,250
  Payments for redemption of common stock. . .        (15,000)              -         (15,000)
  Issuance costs of shares sold  . . . . . . .                       (137,954)       (120,637)
  Proceeds from short-term note payable. . . .        187,500               -         187,500
  Proceeds from notes payable to officers. . .         40,000               -          40,000
  Proceeds from convertible note payable . . .              -         200,000         200,000
  Proceeds from other short-term borrowings. .        118,050               -         118,050
                                                --------------  --------------  --------------

  Net cash provided by financing activities. .        330,550         678,296       1,026,163
                                                --------------  --------------  --------------

Net change in cash . . . . . . . . . . . . . .         (1,447)        (91,229)       (257,672)

Cash at beginning of period. . . . . . . . . .          3,775               -               -

Cash acquired. . . . . . . . . . . . . . . . .              -         260,000         260,000
                                                --------------  --------------  --------------

Cash at end of period. . . . . . . . . . . . .  $       2,328   $     168,771   $       2,328
                                                ==============  ==============  ==============

                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                                 FEBRUARY 4,
                                                                                 1999 (DATE OF
                                                                                  INCEPTION)
                                                  NINE MONTHS    NINE MONTHS       THROUGH
                                               ENDED SEPTEMBER  ENDED SEPTEMBER   SEPTEMBER
                                                   30, 2000        30, 1999        30, 2000
                                                --------------  --------------  --------------
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
       Interest. . . . . . . . . . .            $     119,475   $           -   $     155,984
                                                ==============  ==============  ==============
       Income taxes. . . . . . . . .            $           -   $           -   $         800
                                                ==============  ==============  ==============

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES
----------

Management's Representation
---------------------------

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

Development Stage Company
-------------------------

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

Risks and Uncertainties
-----------------------

The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through September 30, 2000 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through its proposed public offering. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of CVI Systems, Inc. and IGAT, Inc., wholly owned subsidiaries and non-operating entities in their development stages and Executive Golf Outings, LLC ("EGO"), a company that organizes and hosts corporate golf events. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest related to EGO is not reported separately in the financial statements as the amount is immaterial as of and for the period ended September 30, 2000.

Earnings Per Share
------------------

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

Segment Information
-------------------

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Recent Accounting Pronouncements
--------------------------------

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

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through September 30, 2000 financial statements in order to conform to the classification used in the current quarter.

NOTE 2 - NOTES PAYABLE
----------------------

Short-Term Note Payable
-----------------------

On January 12, 2000, the Company borrowed $187,500 for working capital purposes from a third party. The note requires monthly interest payments of 8%, with all unpaid principal and accrued interest due August 31, 2000. During the quarter ending September 30, 2000, $1,875 of interest expense was recognized. This note was converted into 196,250 shares of the Company's common stock at $1.00 per share on August 14, 2000.

Notes Payable to Officers
-------------------------

In March 2000, the Company borrowed $40,000 for working capital purposes from an officer of the Company. The notes require monthly interest payments of 8% with all unpaid principal and accrued interest due on demand. The due date on this note has been extended until January 1, 2001.

Other Short-Term Borrowings
---------------------------

During the quarter ended September 30, 2000, the Company borrowed an aggregate Of $48,250 for a total outstanding of $118,050 from an unrelated third party. The principal amount is unsecured, bears no interest, and is due on demand. This borrowing was converted into $118,050 of the Company's common stock at $1.00 per share on August 14, 2000.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the nine months ended September 30, 2000, $8,200 of SFAS 123 expense was recognized.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the nine months ended September 30, 2000, $9,600 of SFAS 123 expense recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the nine months ended September 30, 2000, $1,750 of expense for the stock issuance and $140,000 of SFAS 123 expense for the warrant issuance recognized.

On August 14, 2000 the Company issued 332,200 shares of the Company's common stock at $1.00 to the Company's attorney for services rendered, and a independent consultant for services rendered or to be rendered.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

The Company is currently preparing a Private Placement memorandum to raise approximately $700,000. This money will be used to complete the projects necessary to market the Company.

As of November 2, 2000 the Company has entered into a consulting contract with Creative Capital Management Corp. for the purposes of financial consulting. Creative Capital Management is to receive $25,000 and an option to purchase one Million (1,000,000) shares of the company's common stock with an expiration date of November 2, 2004. In year one, 250,000 shares at an option price of $.25 per share. In year 2, 250,000 shares at an option price of $.50 per share. In year 3, 250,000 shares at an option price of $.75 per share. In year 4, 250,000 shares at an option price of $1.00 per share. In addition, Creative Capital Management Corporation is to receive a commission of 10% of any debt financing, equity financing or merger, acquisition, or business combination initiated by them or consulted on by them.

The Company's SB-2 expired on October 31, 2000. From the registration, approximately 805,000 shares of the Company's common stock were for the conversion of Company debt.

ITEM 2. Management Discussion and Analysis

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

COMPANY OVERVIEW

Internet Golf organizes and conducts interactive golf tournaments on the internet. Through our web site, which became operational in May 1999 and which is located at www.IGALinks.com, persons interested in participating can become a member of the Internet Golf Association, also called the IGA. Once a member, participants can enroll in one or more virtual golf tournaments and, if their score is good enough relative to other members playing in the same tournament, potentially win cash prizes. To date we have held two test tournaments on our web site.

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

RESULTS OF OPERATIONS

Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. Consequently, the operating results for the period ended September 30, 1999 are not meaningful for comparison purposes. For the three month period ended September 30, 2000, the Company generated $70 in revenues and gross profit of $70, and a total loss from operations of $306,105. From inception through September 30, 2000, Internet Golf has generated $62,645 in gross revenues with gross profit of $19,364 and a total loss of operations of $2,042,198

Operating expenses and costs for the three month period ended September 30, 2000 were $306,175 and consisted primarily of payroll and general and administrative expenses. A gain of $484,875 from the conversion of debt to 646,250 shares of common stock at $1.00 per share was recognized. The net gain for the quarter ended September 30, 2000 was $138,088.

FINANCIAL CONDITION

Our financial statements at December 31, 1999 include an auditors' report containing a modification regarding an uncertainty about our ability to continue as a going concern. Our financial statements also include an accumulated deficit of $1,714,107 as of September 30, 2000 and other indications of weakness in our present financial position.

As of September 30, 2000, Internet Golf had assets of $114,099, consisting primarily of cash of $2,328, accounts receivable of $3,413, inventories of $22,706, prepaid expenses of $65,350, property, plants and equipment of $35,249 and other long term assets of $500.

Liabilities at September 30, 2000 consist of accounts payable and accrued expenses of $185,872, a note to two principal shareholders and officers of the company for $40,000 due January 1, 2001 and accrued salary and payroll taxes for the same two officers of $64,590. Effective August 14, 2000, a short-term note of $187,500 and accrued interest of $8,750 was converted into 196,250 shares of the Company's common stock at a rate of $1.00 per share. Additionally, $100,000 of accrued legal fees and $350,000 of debt and accrued expenses was converted to the Company's common stock at $1.00 per share.

Stockholders' deficit consists of common stock of $32,085 (31,054,750 shares at $.001 par value), and additional paid-in capital of $1,298,111, offset by an accumulated deficit of $1,714,107.

LIQUIDITY AND CAPITAL RESOURCES

To date Internet Golf has financed its operations through the sale of securities in private placements to investors, which to date have totaled $616,250 in gross proceeds to Internet Golf, as well as a convertible note of $200,000 from an unaffiliated investor, a note from another unaffiliated investor for $187,500, and loans from officers of $40,000.

On May 18, 2000, Internet Golf commenced a registered offering of common stock through an offering registered on Form SB-2. This offering is for a total of 3,000,000 shares of common stock at $1.00 per share. The offering provided that only after $650,000 had been placed in escrow could the Company receive proceeds from this offering. The escrow had to be met by August 15, 2000. As of August 14, 2000 the Company had received sufficient proceeds and has advised the escrow agent to release the escrow.

Internet Golf had cash of $2,328 as of September 30, 2000.

For the nine-month period ended September 30, 2000, Internet Golf used cash of $331,997 for operations, and was provided cash of $330,550 from financing activities (from the proceeds of a short term note of $187,500, a note payable to two officers of $40,000 and other short term borrowings of $118,050 offset by payments for redemption of common stock of $15,000).

Internet Golf presently has no outstanding commitments for material capital expenditures.

On January 12, 2000, the Company entered into a promissory note with Alster Finance, an unrelated entity. Alster invested $187,500 in Internet Golf in the note. The note is unsecured, and is payable in one payment together with accrued interest at 8% per annum on August 31, 2000. The due date for the note was extended by Alster and Alster has converted the Note to common stock at $1.00 per share.

At the Company's current level of cash expenditures, cash needs can be met from existing resources (assuming no substantial cash inflow from operations) through October 31, 2000. If the Company is successful in selling the minimum amount of stock In a proposed public offering of its stock which commenced in May 2000, the cash needs would be met for a period through December 31, 2000. If the Company is successful in selling the maximum amount of stock in that offering, its cash needs would be met for a period of at least 18 months. If the Company is unable to sell the stock in the proposed offering, it would be required to seek alternative financing to remain in business. That financing could include debt or equity offerings.

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

Dated: November 15, 2000