Form 10QSB/A
period 2000-09-30
INTERNET GOLF ASSOCIATION INC
filed 2001-01-10
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                               (Amendment No. 1)


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

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Consolidated Balance Sheets at September 30, 2000 (Unaudited) and         2
December 31, 1999.

Consolidated Statements of Operations (Unaudited) for the                 4
three months ended September 30, 2000 and for the three months ended September 30, 1999.

Consolidated Statements of Operations for the nine months                 5
ended September 30, 2000 (unaudited), for the nine months ended
September 30, 1999, and for the period from inception on February 4, 1999 through September 30, 2000 (unaudited).

Consolidated Statements of Cash Flows for the nine months                 6
ended September 30, 2000 (unaudited), for the nine months ended
September 30, 1999 and for the period from inception on February 4, 1999 to September 30, 2000 (unaudited).

Notes to Interim Financial Statements (Unaudited)                         7
at September 30, 2000.


Item 2.     Plan of Operations.                                          13


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                           15

Item 2.     Changes in Securities.                                       15

Item 3.     Defaults Upon Senior Securities.                             15

Item 4.     Submission of Matters to a Vote of Security Holders.         15


Item 5.     Changes in Registrat's Certifying Accountant.                15


Item 6.     Exhibits and Reports on Form 8-K.                            15

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

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

ITEM 3 - DEFAULTS UPON SENIOR  SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report


ITEM 5. CHANGES IN REGISTRAT'S CERTIFYING ACCOUNTANT

Effective September 30, 2000 Internet Golf Association Inc. (the "Company") has engaged Larry O'Donnell, Certified Public Accountant to be its auditor, replacing Corbin & Wertz. There were no disagreements between the Company and Corbin & Wertz as to any matter of accounting principles or practices, financial statement disclosures or audit scope or procedures. The decision to change accountants was approved by the Board of Directors.

The Corbin & Wertz report of independent certified public accountants on the financial statements of Internet Golf Association, Inc. for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles. It did, however, contain a modification regarding the auditors' doubt about the Company's ability to function as a going concern.

There were no discussions with Larry O'Donnell, Certified Public Accountant, prior to be engaged as auditors regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statement.


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


Dated: January 4, 2001