Form 10KSB
period 2000-12-31
INTERNET GOLF ASSOCIATION INC
filed 2001-04-17
CIK 1090514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the annual period ended December 31, 2000

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

     Yes   X     No
         -----       -----

     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock     Outstanding as December 31, 2000
   -----------------------------------     ---------------------------------
   Common Stock, $0.001 par value                    32,084,750


     Transitional Small Business Disclosure Format (check  one):

Yes        No   X
    -----     -----

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.     Description of Business                                            3
Item 2.     Description of Property                                            5
Item 3.     Legal Proceeding                                                   6
Item 4.     Submission of Matters to a Vote of Security Holders                6

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters           6
Item 6.     Management Discussion and Analysis                                 6
Item 7.     Financial Statements                                               9
Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures                                         30

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
             compliance with Section 16(a) of the Exchange Act                30
Item 10.    Executive Compensation                                            31
Item 11.    Security Ownership                                                33
Item 12.    Certain Relationships and Related Transaction                     34
Item 13.    Exhibits and Reports on Form 8K                                   34

                                     PART I

Item 1. Description of Business


The Company organizes and conducts interactive golf tournaments on the internet. Through the Company's web site, located at www.IGALinks.com, persons interested in participating can become a member of the Internet Golf Association, also called the IGA. Once a member, participants can enroll in one or more of the Company's virtual golf tournaments and, if their score is good enough relative to other members playing in the same tournament, potentially win cash prizes provided through membership fees, entrance fees or corporate sponsors.

The Company tournaments are patterned after the Professional Golf Association, Or PGA, tour. Commencing in March 2000, the Company intends to host two tournaments per month, with major tournaments scheduled to coincide with the four major PGA tournaments (i.e., Masters, British Open, U.S. Open and PGA Championship). The Company's first test tournament, which was free to all participants, was held from August 7, 1999 through August 10, 1999. The Company held a second test tournament in September 1999. In the future, the Company intends to charge each participant an entry fee, which the Company expects to be between five and ten dollars. The Company has not signed up many members until the Company is able to roll out the advertising with the completed web site. The Company had ten players in each of the two test tournaments.

Once entered into a tournament, each participant will play in one or more qualifying rounds of that tournament, where a certain number of players will be eliminated so that only the top participants will advance to the championship rounds. Eventually, the winners will be awarded cash prizes of varying amounts depending on the number of entrants. In order to attract serious competition, the Company intends to offer a minimum of $10,000 in total cash prizes for each tournament. Throughout each tournament, the Company web site will have a leader board where all participants can compare their scores with other competitors and view their relative position in that tournament.

Participants in the Company tournaments will play using Links LS, a golf-Simulation game created by Access Software. The Company has been given a license by Access Software to use their game for the Company tournaments. That license provides that the Company may use the Links Tour "launcher" which permits us to interconnect their golf-simulation game with the Company tournaments on a royalty free basis so long as IGA keep their confidential information private. Access has the right to require us to destroy all proprietary software if IGA violates the confidentiality provisions. Over 3,000,000 people world-wide already have the Links LS game software. The Links LS software is, in the Company's opinion, the most advanced golf gaming software available because of its graphics and sound capabilities. The software re- creates actual golf courses all over the world, including (among many others) St. Andrews in Scotland, Kapalula in Hawaii, and Pebble Beach in California. The Company has been given permission by Access Software to re-engineer the Links LS software to function over the internet in the Company tournaments. By doing so, the Company can track, monitor, update and store data in real-time while handling thousands of simultaneous participants. Tournament participants can play while online, or they can play their round of golf off-line at their convenience, and then go online to transmit their scores to the Company tournament headquarters and thus be added to the leader board.

Through the Company's competitive tournament format, the Company believes that the Company can attract a large number of golf enthusiasts to the Company's site who will return again and again.

It is the Company's intention to make the IGALinks tournaments as much like a Real golf tournament as possible. In addition to the leader board, the Company will have an IGA pro shop located on the web site where members and others can make purchases from a large selection of golf equipment and golf related items. It is the Company's intention that the pro shop will become a destination site for golfers interested in buying golf equipment and other golf related merchandise. The Company has entered into an agreement with International Golf Outlet, Inc./Sportsline USA, Inc. to host the pro shop. Under the terms of this agreement Internet Golf Association will receive 8% of net sales generated in the IGA pro shop.

ORGANIZATIONAL  HISTORY

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

The founders of Internet Golf Association agreed to be acquired by Champion because Champion was a public company whose common stock was listed for trading on the over-the-counter bulletin board. As a public company, we felt that it would be easier to raise the money necessary to carry out our business plan. On October 8, 1999, our stock ceased trading on the over-the-counter bulletin board because we had not completed our public filings. We intend to seek to get our stock trading on the over-the-counter bulletin board when the registration statement we filed for this offering is effective.

Immediately prior to the acquisition, Champion had 4,716,000 shares of common stock outstanding. As part of the acquisition, and in exchange for all of the outstanding common stock of Internet Golf Association, Champion issued 25,500,000 shares to our founders and certain advisors who helped us throughout the transaction. Therefore, on May 7, 1999, immediately following the acquisition transaction, we had 30,216,000 shares of common stock outstanding, and no shares of preferred stock outstanding.


INDUSTRY  BACKGROUND

Our concept is based on a combination of two major market segments, the internet and the golf industry.

The Internet
------------

Commercialization of the internet began in the mid-1980's, with e-mail providing the primary means of communication. However, it was the internet's world wide web, which provided a means to link text and pictures, that led to the blossoming of e-commerce and sparked the explosive growth of the internet in the 1990's. Today, millions of people in more than 130 countries send and receive information, purchase products and services, and play interactive games through the internet. The potential of such a large and still growing market has led many business analysts to consider e-commerce as the supreme opportunity of our time, as reflected by the following estimates:

International Data Corporation, a market research firm, estimates that the number of web users will grow from approximately 97 million worldwide in 1998 to approximately 320 million worldwide by the end of 2002, with corresponding increases in subscription revenues, advertising revenues, and transaction revenues;

Internet-related products and services will generate $354.2 billion in revenue in 2001, according to Forrester Research, a market research firm; and

Content, the information that people access on the internet, is estimated by Hambrecht and Quist, a leading investment banking firm, to reach a projected $10 billion in revenues by the year 2000.

The Golf Industry
-----------------

Since 1950, the number of golfers in the United States has grown by more than 700%. Since 1986, this growth has intensified, with industry revenues increasing by an estimated 7.5% per year. In fact, golf has grown faster than motion pictures, financial services, hotels, and communications, all of which are generally considered fast growing industries.

Today, with both television and general media exposure of golf steadily increasing, the public's awareness of golf is at an all-time high. The National Golf Foundation estimated that more than 25 million Americans (or approximately 12% of the United States population) are currently active in golf, with an estimated 41 million non-golfers interested in trying the game. With participation rates exploding and related spending dramatically increasing, golf has become a multi-billion dollar industry that attracts participants across a diverse cross-section of society.

The Company had two employees at December 31, 2000.

Item 2. Description of Property

The Company's executive office is located in leased premises of approximately 1,416 square feet. The lease commenced on June 1, 1999 and is now on a month to month basis, with monthly rent of $2,375 which began on June 1, 1999. The Company expects that this space will be sufficient for its executive offices for the foreseeable future.


Item 3. Legal Proceeding

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations. The Company recently stipulated for entry of judgement to settle an out claim against the Company. The principal sum is $42,000 plus accrued interest of $3,969 as of December 11, 2000 plus cost of $241, plus attorney fees of $660.00, for a total judgement amount of $46,871.32. Interest shall accrue on the outstanding amount of the judgement at the rate of 10% per annum from December 11, 2000. The Company agreed to make an initial payment on the judgement in the amount of $5,000 on or before January 15, 2001, followed by payments of $4,666.66 on the fourth day of each beginning March 4, 2001 and continuing each month until paid in full. The Company failed to make the January 15, 2001 payment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the period covered by this report


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on December 31, 2000, as reported by the OTC Bulletin Board, was approximately $2,204,469. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           BID PRICES

YEAR    PERIOD                            HIGH  LOW
                                          ----  -----
2000    First Quarter                     2.25   .25
        Second Quarter                     .75   .50
        Third Quarter                      .37   .31
        Fourth quarter                    0.09   .09

1999    First Quarter                      N/A   N/A
        Second Quarter (from May 28)      1.88  1.21
        Third Quarter                     1.92  1.25
        Fourth Quarter (through Dec. 8)   1.25  1.25


Item 6. Management Discussion and Analysis

CAUTIONARY STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

COMPANY OVERVIEW

Internet Golf organizes and conducts interactive golf tournaments on the internet. Through the Company web site, which became operational in May 1999 and which is located at www.IGALinks.com, persons interested in participating can become a member of the Internet Golf Association, also called the IGA. Once a member, participants can enroll in one or more virtual golf tournaments and, if their score is good enough relative to other members playing in the same tournament, potentially win cash prizes. To date the Company has held two test tournaments on the Company web site.

On February 4, 1999, the Company founders formed Internet Golf Association, Inc. in the State of Nevada for the purpose of organizing and hosting internet based, interactive golf tournaments. On May 7, 1999, Internet Golf Association, Inc. was acquired by another Nevada corporation named Champion Ventures, Inc. Champion had previously been in several different industries, most Recently mining, but had no significant operations for the three years prior to their acquisition of IGA. Immediately following the transaction, the Company founders owned a majority of the outstanding stock of Champion, and thus had control of Champion. For accounting purposes we recorded the transaction as a reverse acquisition whereby Internet Golf Association, Inc. was treated as having acquired Champion. Following the transaction, Champion changed its name to Internet Golf Association, Inc., and the former Internet Golf Association, which is now a wholly-owned subsidiary of Champion, changed its name to IGAT, Inc.

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

RESULTS OF OPERATIONS

Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. Consequently, the operating results for the period ended December 31, 1999 are not meaningful for comparison purposes. For the twelve month period ended December 31, 2000, the Company generated $22,705 in revenues, a gross profit of $12,732, and a total loss from operations of $833,044. From inception through December 31, 2000, Internet Golf has generated $64,705 in gross revenues with gross profit of 21,423 and a total loss of operations of $2,094,569.

Operating expenses and costs for the twelve month period ended December 31, 2000 were $845,776 and consisted primarily of payroll and general and administrative expenses. The net loss for the year ended December 31, 2000 was $537,581.

FINANCIAL CONDITION

Our financial statements at December 31, 2000 include an auditors' report containing a modification regarding an uncertainty about our ability to continue as a going concern. Our financial statements also include an accumulated deficit of $1,836,415 as of December 31, 2000 and other indications of weakness in our present financial position.

As of December 31, 2000, Internet Golf had assets of $62,628 consisting primarily of cash of $10,481, accounts receivable of $3,343, inventories of $22,706, property, plant and equipment of $25,598, and other long term assets of $500.

Liabilities at December 31, 2000 consist of accounts payable and accrued expenses of $182,487, a note to two principal shareholders and officers of the company for $66,200 due January 1, 2002, an unsecured note payable to a shareholder of $10,500, bearing no interest and due on demand, and accrued salary and payroll taxes for the same two officers of $72,825.

Effective August 14, 2000, a short-term note of $187,500 and accrued interest of $8,750 was converted into 196,250 shares of the Company's common stock at a rate of $1.00 per share. Additionally, $100,000 of accrued legal fees and $350,000 of debt and accrued expenses was converted to the Company's common stock at $1.00 per share.

Stockholders' deficit consists of common stock of $32,085 (32,084,750 shares at $.001 par value), and additional paid-in capital of $1,298,111, offset by an accumulated deficit of $1,836,415.

LIQUIDITY AND CAPITAL RESOURCES

To date Internet Golf has financed its operations through the sale of securities in private placements to investors, which to date have totaled $616,940 in gross proceeds to Internet Golf, as well as a convertible note of $200,000 from an unaffiliated investor, a note from a shareholder for $10,500, and loans from officers of $66,200.

FINANCIAL CONDITION CONTINUED

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

Internet Golf had cash of $10,481 as of December 31, 2000.

For the year ended December 31, 2000, Internet Golf used cash of $376,233 for operations, and was provided cash of $382,940 from financing activities (from the proceeds of a short term note of $187,500, proceeds for the issuance of common stock of $690, a note payable to two officers of $66,200 and other short term borrowings of $128,550.

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

DISSOLUTION OF THE CORPORATION

The Company is out of money and cannot pay its bills. All fund raising activities have been futile. Zenith Petroleum, a major stockholder, has offered to clean up the Company' bills, settle the note payable with Triton, settle the other outstanding debts. All five founders of the Company will sign over all but 1,000,000 shares each of their stock to Zenith Petroleum, plus issue enough shares from unissued stock to give Zenith Petroleum a 51% interest in the Company. If the Company does not act immediately it will not be able to operate and file the 10-KSB or the upcoming 10-QSB. The Company counsel, Joseph Pittera agreed that this was the only way to salvage the Company and uphold the directors' fiduciary responsibility to all stockholders. It was agreed upon by the Board of Directors to accept Zenith's proposal and fulfill all the requirements as quickly as possible.

Item 7. Financial Statements

Consolidated Balance Sheet at December 31, 2000

Consolidated Statements of Operations for the year ended December 31, 2000, for the period from inception on February 4, 1999 through December 31, 1999, and for the period from inception on February 4, 1999 through December 31, 2000.

Consolidated Statements of Cash Flows for the year ended December 31, 2000, for the period from inception on February 4, 1999 to December 31, 1999 and for the period from inception on February 4, 1999 to December 31, 2000.

Notes to Interim Financial Statements at December 31, 2000.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                       2000
                                                                  --------------
ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      10,481
  Accounts Receivable                                                     3,343
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         22,706
  Other current assets . . . . . . . . . . . . . . . . . . . . .              -
                                                                  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . .         36,530
                                                                  --------------
Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .         18,936
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .         15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .          1,195
                                                                  --------------
                                                                          35,249
  Less accumulated depreciation. . . . . . . . . . . . . . . . .         (9,651)
                                                                  --------------
    Total property and equipment, net. . . . . . . . . . . . . .         25,598
                                                                  --------------
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            500
                                                                  --------------
                                                                  $      62,628
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $     182,487
  Accrued officers' salary . . . . . . . . . . . . . . . . . . .         72,825
  Notes payable to officers  . . . . . . . . . . . . . . . . . .         66,200
  Notes payable to a shareholder . . . . . . . . . . . . . . . .         10,500
                                                                  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . .        332,012
                                                                  --------------
Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $87,498 at December 31, 2000  . . . . . . . . . . . . . .        245,835
                                                                  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . .        577,847
                                                                  --------------
Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .              -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 32,084,750 shares issued and outstanding
    at December 31, 2000 (including 32,000 shares committed
    and not issued at December 31, 2000) . . . . . . . . . . . .         32,085
  Additional paid-in capital . . . . . . . . . . . . . . . . . .      1,289,111
  Deficit accumulated during the development stage . . . . . . .     (1,836,415)
                                                                  --------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .       (515,219)
                                                                  --------------

                                                                  $      62,628
                                                                  ==============

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements


                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE PERIOD  FOR THE PERIOD
                                                             FEBRUARY 4,     FEBRUARY 4,
                                                            1999 (DATE OF)  1999 (DATE OF
                                                              INCEPTION)      INCEPTION)
                                               YEAR            THROUGH         THROUGH
                                          ENDED DECEMBER       DECEMBER       DECEMBER
                                             31, 2000          31, 1999       31, 2000
                                          --------------  --------------  --------------
Revenues . . . . . . . . . . . . . . . .  $      22,705   $      42,000   $      64,705

Cost of revenues . . . . . . . . . . . .          9,973          33,309          43,282
                                          --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . .         12,732           8,691          21,423
                                          --------------  --------------  --------------

Operating expenses:
  General and administrative . . . . . .        639,689         604,599       1,244,288
  Payroll and related. . . . . . . . . .        157,149         194,754         351,903
  Advertising and related. . . . . . . .         43,903         466,247         510,150
  Depreciation . . . . . . . . . . . . .          5,035           4,616           9,651
                                          --------------  --------------  --------------
                                                845,776       1,270,216       2,115,992
                                          --------------  --------------  --------------

Loss from operations . . . . . . . . . .       (833,044)     (1,261,525)     (2,094,569)

Interest expense, net of interest income
  of $133, $0 and $2,100, respectively .        188,612          36,509         225,121

Gain on conversion of debt to stock  . .        484,875               -         484,875
                                          --------------  --------------  --------------

Loss before provision for taxes  . . . .       (536,781)     (1,298,034)     (1,834,815)

Provision for taxes  . . . . . . . . . .            800             800           1,600
                                          --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . .  $    (537,581)  $  (1,298,834)  $  (1,836,415)
                                          ==============  ==============  ==============

Basic and diluted net loss per common
  Share  . . . . . . . . . . . . . . . .  $       (0.02)  $       (0.04)
                                          ==============  ==============

Basic and diluted weighted average
  common shares outstanding  . . . . . .     31,657,429      29,239,262
                                          ==============  ==============

                      See independent auditors' reports and
             accompanying notes to consolidated financial statements


                                    INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                                            (Development Stage Companies)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                               For The Period From February 4, 1999 (Date of Inception)
                                                Through December 31, 2000

                                                                             ADDITIONAL             DEFICIT
                                                    COMMON STOCK              PAID-IN          ACCUMULATED DURING
                                                  SHARES      AMOUNT          CAPITAL          DEVELOPMENT STAGE        TOTAL
                                                  ------      ------          -------          -----------------        -----
Balance, February 4, 1999 (date of inception)           -     $     -         $       -        $          -            $        -

Shares issued to founders for no consideration:
  February 8, 1999                                 38,250          38               (38)                  -                     -
  April 1, 1999                                24,261,750      24,262           (24,262)                  -                     -

Shares issued in connection with the plan of
 reorganization on May 7, 1999:
  Stock dividend to founders                      347,970         348              (348)                  -                     -
  Shares issued for acquisition of Champion
  Ventures, Inc., net of acquisition costs
   of $125,000                                  4,716,000       4,716           130,284                   -               135,000
  Shares issued to attorneys and finders          852,030         852              (852)                  -                     -

Shares sold to investors:
  May 26, 1999 at $0.50 per share                 450,000         450           224,550                   -               225,000
  June 15, 1999 at $0.50 per share                150,000         150            74,850                   -                75,000
  June 21, 1999 at $0.83 per share                117,000         117            97,383                   -                97,500
  June 30, 1999 at $0.83 per share                 53,400          53            44,447                   -                44,500
  August 5, 1999 at $0.83 per share               111,600         112            92,888                   -                93,000
  September 5, 1999 at $0.83 per share             97,500          98            81,152                   -                81,250

Issuance costs of shares sold                           -           -          (120,637)                  -              (120,637)

Shares issued for services:
  June 1, 1999 at $0.83 per share                  30,000          30            24,970                   -                25,000
  August 3, 1999 at $1.49 per share                45,000          45            66,893                   -                66,938
  September 17, 1999 at $1.38 per share            15,000          15            20,705                   -                20,720
  September 28, 1999 at $1.06 per share            14,085          14            14,986                   -                15,000

Shares subscribed for services:
  July 1, 1999 at $1.27 per share                  60,000          60            76,440                   -                76,500
  October 5, 1999 at $1.13 per share               48,750          49            54,951                   -                55,000

Issuance of detachable warrants with
convertible debt                                        -           -           100,000                   -               100,000

Value of beneficial conversion in connection
with a consulting agreement                             -           -            15,000                   -                15,000

Redemption of shares issued for services          (14,085)        (14)          (14,986)                  -               (15,000)

Net loss                                                -           -                 -          (1,298,834)           (1,298,834)
                                              -----------     --------        ---------          ------------          ------------
Balance, December 31, 1999                     31,394,250      31,395           958,376          (1,298,834)             (309,063)

Shares issued for services:
  February 24, 2000 at $0.87 per share
                2,250                               2,250           2             1,748                   -                 1,750
  August 14, 2000 at $0.25 per share
               42,000                              42,000          42            10,458                   -                10,500
  August 14, 2000 at $1.00 per share
              331,950                             331,950         332           331,618                   -               331,950

                                          See independent auditors' reports and
                                 accompanying notes to consolidated financial statements


                             INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                                       (Development Stage Companies)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                          For The Period From February 4, 1999 (Date of Inception)
                                       Through December 31, 2000

                                                                                ADDITIONAL            DEFICIT
                                                        COMMON STOCK             PAID-IN          ACCUMULATED DURING
                                                  SHARES          AMOUNT         CAPITAL          DEVELOPMENT STAGE       TOTAL
                                                  ------          ------         -------          -----------------       -----
Issuance of stock for debt:
  August 14, 2000 at $1.00 per share
              314,300                           314,300              314            313,986                    -          314,300

Estimated fair market value of warrants
  issued to directors and consultants                 -                -            157,800                    -          157,800

Gain on conversion of debt to stock                   -                -           (484,875)                   -         (484,875)

Net loss                                              -                -                  -             (537,581)        (537,581)
                                             -----------        ---------        -----------        -------------       ----------
Balance at December 31, 2000                 32,084,750         $ 32,085         $1,289,111         $ (1,836,415)       $(515,219)
                                             ===========        =========        ===========        =============       ==========

                                          See independent auditors' reports and
                                  accompanying notes to consolidated financial statements

                                                           13


                           INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                                    (DEVELOPMENT STAGE COMPANIES)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                FOR THE PERIOD  FOR THE PERIOD
                                                                  FEBRUARY 4,     FEBRUARY 4,
                                                                 1999 (DATE OF)  1999 (DATE OF
                                                                   INCEPTION)      INCEPTION)
                                                    YEAR            THROUGH         THROUGH
                                               ENDED DECEMBER       DECEMBER       DECEMBER
                                                   31, 2000         31, 1999       31, 2000
                                                --------------  --------------  --------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .  $    (537,581)  $  (1,298,834)  $  (1,836,415)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization. . . . . . .        121,014          33,783         154,797
    Value of shares issued for services. . . .         29,323         127,658         156,981
    Estimated fair market value of warrants
      Issued for services . . . . . . . . .  .        157,800               -         157,800
    Value of shares subscribed for services
      and beneficial conversion in connection
      with a consulting agreement  . . . . . .              -         146,500         146,500
    Issuance of stock for conversion of debt
      to capital . . . . . . . . . . . . . . .       (161,250)              -        (161,250)
    Write-off of note receivable to
      stockholder. . . . . . . . . . . . . . .              -          10,000          10,000
    Changes in operating assets and liabilities:
    Accounts Receivable. . . . . . . . . . . .         (3,343)              -          (3,343)
    Inventories. . . . . . . . . . . . . . . .              -         (22,705)        (22,705)
      Accounts payable and accrued expenses. .        (55,173)        222,660         167,487
      Other assets . . . . . . . . . . . . . .            152            (652)           (500)
      Accrued officer salary . . . . . . . . .         72,825               -          72,825
                                                --------------  --------------  --------------

  Net cash used in operating activities. . . .       (376,233)       (781,590)     (1,157,823)
                                                --------------  --------------  --------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder .              -         (10,000)        (10,000)
  Purchases of property and equipment. . . . .             (1)        (35,248)        (35,249)
  Cash paid for transaction costs. . . . . . .              -        (125,000)       (125,000)

                                                --------------  --------------  --------------

  Net cash used in investing activities. . . .             (1)       (170,248)       (170,249)
                                                --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock . . . . .            690         616,250         616,940
  Issuance costs of shares sold  . . . . . . .              -        (120,637)       (120,637)
  Proceeds from short-term note payable. . . .        187,500               -         187,500
  Proceeds from notes payable to officers. . .         66,200               -          66,200
  Proceeds from convertible note payable . . .              -         200,000         200,000
  Proceeds from other short-term borrowings. .        128,550               -         128,550
                                                --------------  --------------  --------------

  Net cash provided by financing activities. .        382,940         695,613       1,078,553
                                                --------------  --------------  --------------

Net change in cash . . . . . . . . . . . . . .          6,706        (256,225)       (249,519)

Cash at beginning of period. . . . . . . . . .          3,775               -               -

Cash acquired. . . . . . . . . . . . . . . . .              -         260,000         260,000
                                                --------------  --------------  --------------

Cash at end of period. . . . . . . . . . . . .  $      10,481   $       3,775   $      10,481
                                                ==============  ==============  ==============

                                 See independent auditors' reports and
                        accompanying notes to consolidated financial statements


                           INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                                    (DEVELOPMENT STAGE COMPANIES)

                                 STATEMENT OF CASH FLOWS - CONTINUED

                                                                 FOR THE PERIOD  FOR THE PERIOD
                                                                   FEBRUARY 4,     FEBRUARY 4,
                                                                 1999 (DATE OF)  1999 (DATE OF
                                                                    INCEPTION)      INCEPTION)
                                                     YEAR            THROUGH         THROUGH
                                               ENDED DECEMBER       DECEMBER        DECEMBER
                                                     31, 2000         31, 1999       31, 2000
                                                --------------  --------------  --------------
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
       Interest. . . . . . . . . . .            $     119,475   $           -   $     155,984
                                                ==============  ==============  ==============
       Income taxes. . . . . . . . .            $           -   $           -   $           -
                                                ==============  ==============  ==============

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 1999, the Company issued detachable warrants to purchase 375,000 shares of restricted common stock in connection with a convertible note payable with a pro-rata fair market value of $100,000.

Subsequent to the year ended December 31, 1999, the Company redeemed 14,085 shares of common stock for $15,000. The Company has recorded this transaction at December 31, 1999 and has included this redemption amount in accrued liabilities.










                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES
----------

Internet Golf Association, Inc. ("Internet Golf"), a Nevada corporation, was formed on February 4, 1999 and was inactive until the reorganization. Effective May 7, 1999 and pursuant to a plan of reorganization, Internet Golf completed a reorganization transaction with and into Champion Ventures, Inc. and subsidiary ("Champion"), a Nevada corporation. Under the terms of the agreement, all of Internet Golf's outstanding stock was exchanged for 25,500,000 shares of Champion common stock and Internet Golf became a wholly owned subsidiary of Champion. Internet Golf has treated the transaction as a reverse acquisition for accounting purposes, as the Internet Golf shareholders had control of the combined entity before and after the transaction. Therefore, the transaction has been treated as the acquisition of Champion by Internet Golf. Internet Golf changed its name to IGAT, Inc. and Champion changed its name to Internet Golf Association, Inc. (the "Company"). The Company's year end is December 31.

As neither Champion or Internet Golf had substantive assets, liabilities or operations at May 7, 1999, the acquisition has been treated as a reorganization of the Company's stockholders' equity with the Company recording equity of $135,000, made up of $260,000 of cash attributed to Champion at the time of the transaction, less $125,000 paid by Internet Golf for transaction-related costs.

Pursuant to a purchase agreement dated October 1, 1999, the Company acquired a 51% interest in Executive Golf Outings, LLC ("EGO"), an entity wholly owned by the Company's majority stockholder, for settlement of a note receivable in the amount of $10,000. As EGO was an entity under common control, the acquisition has been recorded at the book value of the net assets acquired, resulting in a write-off of the note receivable exchanged totaling $10,000.

If the acquisitions had occurred at Internet Golf's inception, the pro forma consolidated statement of operations for the period ended December 31, 1999 would be as follows (unaudited):


  Revenues                                   $    51,060
                                             ============

  Cost of revenues                           $    37,944
                                             ============

  Net loss                                   $(1,302,826)
                                             ============

  Basic and diluted loss per share           $     (0.04)
                                             ============

  Basic and diluted weighted-average common
    shares outstanding                        30,803,998
                                             ============

Development Stage Company
-------------------------

The Company has been in the development stage since its formation. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, advertising and promoting the Company and administrative functions along with developing the interface and related web site
(www.igalinks.com). The Company will host state-of-the-art online interactive multimedia golf tournaments via an online interface with Access Software's Links
LS '99. This site will allow golf enthusiasts to compete in interactive multi-media, PGA-style golf tournaments over the internet for potential cash prizes and access a variety of related products and services.


                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (Development Stage Companies)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                                December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Risks and Uncertainties
-----------------------

The Company is a start up company subject to the substantial business risks And uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through December 31, 2000 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through its proposed public offering. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of CVI Systems, Inc. and IGAT, Inc., wholly owned subsidiaries and non-operating entities in their development stages and Executive Golf Outings, LLC ("EGO"), a company that organizes and hosts corporate golf events. All significant intercompany Balances and transactions have been eliminated in consolidation. Minority Interest related to EGO is not reported separately in the financial statements as the amount is immaterial as of and for the period ended December 31, 2000.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Organization Costs
------------------

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs as those costs are incurred.

Inventories
-----------

The Company's inventories consist primarily of brochures and promotional software.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Depreciation expense for the year ended December 31, 2000 and 1999 was $5,035 and $4,616 respectively. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Software Development
--------------------

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The sdoption of this EITF did not have a material impact on the Company's results of operations or financial position The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." At December 31, 2000, the Company has no material internal-use computer software development costs.

Impairment of Long-Lived Assets
-------------------------------

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. There was no impairment of long-lived assets identified for the year ended December 31, 2000. There can be no assurance, however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment on long-lived assets in the future.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Stock Based Compensation
------------------------

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements. The adoption of FIN 44 did not have a material effect on the financial statements.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Revenue Recognition
-------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the financial statements.

The Company will recognize revenue during the month in which services are provided and on a straight-line basis over the life of the membership dues received. Revenues recognized during 2000 are from EGO, which recognizes revenue from the organization and hosting of corporate golf events when the events are completed.

Advertising
-----------

Advertising costs are expensed as incurred.

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

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 had no effect on the Company's financial statements as it had no comprehensive income components.

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

                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Common Stock Dividend
---------------------

Effective September 13, 1999, the Company's Board of Directors approved a two-for-one stock dividend. Par value remained at $.001 per share. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock dividend.

Fair Value of Financial Instruments
-----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through December 31, 2000 financial statements in order to conform to the classification used in the current quarter.


NOTE 2 - INCOME TAXES
---------------------

The Company is in the development stage and has incurred losses since its inception. Net operating losses ("NOLs") generated in this stage would generally result in a deferred tax asset. On December 31, 2000, the gross deferred tax asset generated by these NOLs totaled approximately $745,000. The Company recorded a valuation allowance of $1,273,000 against this deferred tax asset, as the recoverability is dependent on the success of future operations.

No current provision for income taxes for the year ended December 31, 2000 is required, except for minimum state taxes of $800. The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as follows:

                                                      1999           2000
                                                   -----------    -----------
  Computed tax benefit at federal statutory rate   $ (442,000)   $ (624,000)
  State income tax benefit, net of federal effect    ( 86,000)     (121,000)
  Increase in valuation allowance                     528,000       745,000
  Other                                                   800           800
                                                   -----------    -----------

                                                   $      800     $     800
                                                   ===========    ===========

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $1,836,000 for federal and state income tax reporting purposes, which expire in 2019 and 2007, respectively. In addition, the Company may have limited usage of Champion's NOLs (due to the change in ownership), which totaled approximately $380,000 and expire at various dates through 2019. The Company did not record the deferred asset or corresponding valuation allowance relating to the Champion NOLs due to their future limitations.

NOTE 3 - STOCKHOLDERS' DEFICIT
------------------------------

Preferred Stock
---------------

Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of December 31, 2000, the Board of Directors has not designated or approved the issuance of any series of preferred stock.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 3 - STOCKHOLDERS' DEFICIT CONTINUED
----------------------------------------

Common  Stock
-------------

From Internet Golf's date of inception through the date of the transaction, Internet Golf had issued an aggregate of 8,100,000 shares of common stock to the founders for no consideration (amount of shares shown is not effected for the stock dividend). Pursuant to the reorganization agreement, these shares were exchanged for 25,500,000 shares of Champion's restricted common stock (including 852,030 shares given to attorneys and finders) plus $125,000 in cash (see Note
1).

On April 5, 1999, Internet Golf executed a private placement memorandum ("PPM") for the issuance of up to 6,000,000 shares for $5,000,000 ($0.83 per share), net of applicable commissions and offering costs (estimated at 10% of gross proceeds). The capital raised was used for the transaction with Champion and for general operating and marketing costs. As of December 31, 1999, 979,500 shares have been issued under this PPM at $0.50 and $0.83 per share for $495,613 (net of commissions and offering costs of $120,637).

On September 28, 1999, the Company issued 14,085 shares of the Company's restricted common stock (valued at $15,000 based on the share price) to a third party as payment for services rendered. The value of the shares in this transaction was recorded to general and administrative expenses in the accompanying statement of operations, with the offsetting credit being recorded to common stock at par value and additional paid-in capital. The shares were subsequently redeemed by the Company for a $15,000 payable.

During the year ended December 31, 1999, the Company issued 90,000 shares of restricted common stock to various consultants pursuant to agreements (described in Note 5) valued at $112,658.

During the year ended December 31, 1999, the Company agreed to issue 108,750 shares of restricted common stock to various consultants pursuant to agreements (described in Note 5) valued at $131,500.

Stock Options
-------------

On May 7, 1999, the Company adopted Champion's existing Compensatory Stock Option Plan (the "Plan"). No options had been issued under the Plan as of that date. The Plan allows for 3,000,000 shares of authorized but unissued common stock to be issued to eligible persons. The exercise price of these options shall not be less than 85% of the fair market value of the Company's common stock, as determined by either the price the stock is being traded publicly or by a price determined by the Compensation Committee, at the date of grant. Options expire up to ten years after their grant date and generally vest ratably over five years from the date of grant.

On May 7, 1999, the Company issued options to purchase 1,530,000 shares of the Company's common stock at an exercise price of $0.67 to Company officers. The options vest 20% each year from the date of grant and are exercisable through May 2009. In the year ended December 31, 2000 the Company issued no stock options.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 3 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements. Under the terms of various consulting agreements with outside consultants, the Company issued options to purchase 60,000 shares of the Company's common stock at an exercise price of $1.75 per share (the estimated fair market value on the date of grant by the Company was $1.49). The options vest over a two-year period from the date of grant and are exercisable through July 2004. Under SFAS 123, total consulting expense to be recognized over the vesting period is $7,800, of which none was recognized at December 31, 1999 and $7,800 recognized at December 31, 2000.

Effective February 24, 2000, the Company issued 2,000 restricted shares and options to purchase 200,000 shares of the Company's common stock to directors. The options, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. Total expense to be recognized in fiscal 2000 is approximately $142,000.

The following is a status of the stock options outstanding at December 31, 2000 And December 31, 1999 and the changes during the period ended December 31, 2000 and December 31, 1999:

                                                               WEIGHTED
                                                               AVERAGE
                                           OPTIONS          EXERCISE PRICE
                                           ---------        ----------------
 Balance, February 4, 1999                          -         $           -

 Granted                                    1,590,000                  0.71
                                          -----------         -------------

 Balance, December 31, 1999 and 2000        1,590,000         $        0.71
                                           ==========         =============

 Exercisable, December 31, 1999 and 2000            -         $           -
                                           ==========         =============

 Weighted average fair value of options
         granted in 1999                                      $        0.10
                                                              =============

1,530,000 of the options outstanding at December 31, 1999 and December 31, 2000 have an exercise price of $0.67 and a weighted average remaining contractual life of 8.4 years. The remaining 60,000 options have an exercise price of $1.75, with a weighted average remaining contractual life of 2.6 years.

The fair value for each option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 6.25%; (ii) dividend yield of 0%; (iii) expected life of the options of 5 years; and (iv) volatility of 22%. No stock options were exercised or granted in the year ending December 31, 2000.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 3 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Had compensation costs for the Company's options been determined consistent With SFAS 123, the Company's net loss and net loss per share for the period ended December 31, 1999 and December 31, 2000 would approximate the pro forma amounts below:

                                      AS               PRO
                                   REPORTED           FORMA
                                  ----------       -------------
1999
----

Net loss                          $(1,298,834)     $ (1,298,834)
                                  ============     =============
Basic and diluted loss
per share                         $     (0.04)     $      (0.04)
                                  ============     =============

2000
----

Net loss                          $  (537,581)     $   (537,581)
                                  ============     =============
Basic and diluted loss
per share                         $     (0.02)     $      (0.02)
                                  ============     =============

Warrants
--------

From time to time, the Company issues warrants pursuant to various consulting agreements. Under the terms of one of these agreements, the Company issued warrants to purchase 1,800,000 shares of the Company's stock at an exercise price of $1.50 per share. The warrants vested on the date of grant and are exercisable through April 2004. Under SFAS No. 123, no consulting expense is to be recognized. In addition, the Company issued 375,000 warrants to an investor as part of the Securities Purchase Agreement (see Note 4).

The fair value of each warrant granted during 1999 is estimated using the Black-Scholes warrant pricing model on the date of grant using the following assumptions: (i) risk free interest rate of 6.25%, (ii) dividend yield of 0%;
(iii) expected life of the warrants of 5 years; and (iv) volatility of 22%.

The following represents a summary of warrants outstanding for the period ended December 31, 2000.

                                                        WEIGHTED
                                                        AVERAGE
                                          WARRANTS     EXERCISE PRICE
                                        -----------   ----------------

  Balance, February 4, 1999                       -                  -

  Granted                                 2,175,000               1.56
                                          ---------               ----
  Balance, December  31, 1999 and  2000   2,175,000               1.56
                                          =========               ====

  Exercisable December 31, 2000           2,175,000               1.56
                                          =========               ====

  Weighted  average  fair  value
     of  warrants  granted in  1999                         $     0.07
                                                            ==========

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 4 - CONVERTIBLE NOTE PAYABLE
---------------------------------

The Company entered into a Securities Purchase Agreement with an investor, whereby the Company sold to the investor a $333,333 principal amount convertible note for $200,000. The note bears interest at 8 percent and is due on August 1, 2001. The holder of the note has the option to require interest payments in cash or stock. As of December 31, 1999, the Company has incurred interest expense related to the note in the amount of $8,888. This note is convertible at non-beneficial rates which vary based on recent stock prices and date of conversion. In addition, the Company gave the investor a warrant to purchase 375,000 shares of its common stock at $1.83 per share expiring in April 2002 which was valued at $100,000 (based on Black-Scholes computation under SFAS 123
- see Note 3) and recorded as a debt discount. These debt discounts are amortized on the straight-line method over the life of the note through interest expense, beginning October 1999. Amortization expense for the years ended December 31, 1999 ands December 31, 2000 was $29,167 and $116,668 respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Lease Agreements
----------------

The Company leases its facility under a month-to-month lease agreement. Total rent expense incurred for the year ended December 31, 2000 and 1999 was $31,136 And $20,800 respectively.

Contracts and Agreements
------------------------

The Company entered into a royalty-free agreement with Access Software, Inc., maker of Links LS '99, for the "Launcher," including the code and rights to modify that code that interfaces the computer game with the internet. There are no terms for expiration of the agreement; however, Access Software, Inc. has the right to require the Company to turn over or destroy all proprietary software pursuant to the agreement upon request (see Note 1).

On April 28, 1999, the Company entered into a $25,000 consulting agreement with an unrelated third party that required the Company to pay $18,750 in cash and upon completion, the remaining amount of $6,250 is to be paid in cash or in common stock with a value of $15,000 at 50% of the current market price. The Company elected to pay the remaining amount in stock, and as a result, recorded additional consulting expense and accrued liability of $23,750, which is made up of the value of the common stock to be issued (including the value of the beneficial conversion of $15,000), less $6,250 already accrued as part of the original agreement.

On April 29, 1999, the Company entered into a financial services agreement with an unrelated party. The agreement extended for six months with an additional automatic six-month renewal period unless terminated by either party. In exchange for various financial services, the Company agreed to provide the following consideration: monthly payments of $5,000; a common stock grant equal to 2.5 percent of the outstanding common shares of the Company as of the close of trading on the opening day (May 20, 1999), totaling 760,740 shares; warrants to purchase 1,800,000 shares of the Company's common stock at $1.50 per share, exercisable through April 2004 (see Note 3); and other fees for certain transactions as discussed in the agreement. The granting of 760,740 shares of common stock was related to the Champion transaction and was recorded to equity as a transaction cost (see Note 3). Subsequent to year-end, the unrelated party in the agreement waived any monthly payments otherwise due; as a result, no expense has been recognized pursuant to this agreement through December 31, 2000.

On May 19, 1999, the Company entered into a finder's fee agreement with a related party (see Note 7) that requires the Company to pay up to 10% of the amount of capital raised by this related party under certain circumstances as a finder's fee under the terms of the PPM (see Note 3). The Company also entered

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 5 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

into a marketing agreement on June 1, 1999 with this related party (see Note 7) which requires the Company to pay $10 per membership to the related party for every membership they assist in selling. This agreement can be terminated with 30 days' notice. As of December 31, 2000, no services have been rendered pursuant to this agreement.

On June 1, 1999, the Company entered into an agreement with a third party that requires the Company to issue 30,000 shares of its restricted common stock per month for the two-month term of the agreement for services rendered. The value of these shares was recorded in the accompanying financial statements as $76,500 (based on the share price) in general and administrative expenses during the period ended December 31, 1999.

The Company entered into a marketing agreement on July 1, 1999 with a third party. Pursuant to the agreement, the Company issued 30,000 shares of its restricted common stock (valued at $25,000 based on the share price). The agreement expired on December 31, 1999.

Effective July 1, 1999, the Company entered into a marketing agreement with a third party for an initial period of 12 months. Unless terminated by either party upon 90 days prior written notice, this contract will automatically extend for two successive 12-month periods. Either party can terminate this agreement at any time upon 90 days prior written notice. The Company is committed to a $12,000 monthly payment as well as the issuance of 60,000 stock options for its restricted common stock at an exercise price equal to the fair market value at the date of grant (see Note 3). The options vest at 30,000 shares each on the first and second anniversary dates. The unvested options will be cancelled upon termination of the agreement by either party. Total marketing expense recognized pursuant to this agreement as of December 31, 1999 was $72,000, of which $42,000 is included in accrued expenses. No marketing expense pursuant to this agreement was recognized in the year ended December 31, 2000.

The Company entered into a marketing agreement with a third party for an initial six-month term on August 3, 1999. Pursuant to the agreement, the Company issued 45,000 shares of its restricted common stock (valued at $66,938 based on the share price) as a non-refundable retainer and is required to pay 10% in cash of all monies raised under the terms of this agreement (a 30% premium charged if compensation is in stock). As of December 31, 1999, the third party has yet to perform any services pursuant to this agreement and the Company has expensed the retainer.

The Company entered into a consulting agreement on September 10, 1999 with a third party. Pursuant to the agreement, the Company issued 15,000 shares of its restricted common stock (valued at $20,720 based on the share price). The Company may be required to issue options to purchase additional shares of the Company's restricted common stock if the agreement is extended, as defined. Subsequent to year-end, the Company issued options to purchase 15,000 shares of the Company's restricted common stock at $1.83 per share (see Note 8). The agreement, which is a month-to-month agreement, also required the Company to pay $2,000 per month beginning in October 1999. Total consulting expense recognized pursuant to this agreement as of December 31, 1999 was $8,000. Total consulting expense recognized pursuant to this agreement as of December 31, 2000 was $2,000 in cash and $3,450 in option expense (See note 10).

The Company entered into a development agreement with a third party on October 5, 1999. Pursuant to the agreement, the Company paid $25,000 in cash, issued 48,750 shares of the Company's restricted common stock (valued at $55,000 based on the value of services performed) and may be required to issue options to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $2.00 per share. The options were issued subsequent to December 31, 1999 (see Note 8). Total expense recognized with this third party as of December 31, 1999 was $89,700, of which $15,000 is included in accrued expenses. Total consulting expense recognized pursuant to this agreement as of December 31, 2000 was $4,750 in option expense (See note 10).

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 6 - LOSS PER SHARE
-----------------------


Basic and diluted loss per common share is computed as follows:
                                                                 1999          2000
                                                                  ----          ----
   Numerator for basic and diluted loss per common share:
        Net loss charged to common stockholders              $ (1,298,834)  $ (537,581)

   Denominator for basic and diluted loss per common share:
        Weighted average common shares outstanding             29,239,262   31,657,429
                                                             -------------  -----------

   Basic and diluted loss per common share                   $      (0.04)       (0.02)
                                                             =============  ===========

NOTE 7 - RELATED-PARTY TRANSACTIONS
-----------------------------------

The Company has a marketing agreement and a finder's fee agreement (see Note 5) with a stockholder of the Company. This stockholder holds approximately 14% of the Company's outstanding common stock as of December 31, 1999. The Company paid total advertising costs of $189,983 and finders fees of $84,325 to the stockholder during the period ended December 31, 1999 under these agreements. There were no related party transactions for the year ended December 31, 2000.

NOTE 8 - NOTES PAYABLE
----------------------

Short-Term Note Payable
-----------------------

On January 12, 2000, the Company borrowed $187,500 for working capital purposes from a third party. The note requires monthly interest payments of 8%, with all unpaid principal and accrued interest due August 31, 2000. During the year ending December 31, 2000, $3,750 of interest expense was recognized. This note was converted into 196,250 shares of the Company's common stock at $1.00 per share on August 14, 2000.

Notes Payable to Officers
-------------------------

In March 2000, the Company borrowed $40,000 for working capital purposes from an officer of the Company. The notes require monthly interest payments of 8%. The Company borrowed an additional $26,200 during the quarter ended September 30, 2000. The due date on this note has been extended until January 1, 2002.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 8 - NOTES PAYABLE CONTINUED
--------------------------------

Other Short-Term Borrowings
---------------------------

During the quarter ended December 31, 2000, the Company borrowed an aggregate of $10,500 for a total outstanding of $10,500 from an unrelated third party. The principal amount is unsecured, bears no interest, and is due on demand. For the nine months ended September 30, 2000, the Company borrowed an aggregate of $118,050. This borrowing was converted into $118,050 of the Company's common stock at $1.00 per share on August 14, 2000.

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the year ended December 31, 2000, $8,200 of SFAS 123 expense was recognized. (See note 5)

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the year ended December 31, 2000, $9,600 of SFAS 123 expense recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the year ended December 31, 2000, $1,750 of expense for the stock issuance and $140,000 of SFAS 123 expense for the warrant issuance recognized.

On August 14, 2000 the Company issued 332,200 shares of the Company's common stock at $1.00 to the Company's attorney for services rendered, and a independent consultant for services rendered or to be rendered.

NOTE 10 - SUBSEQUENT EVENTS
--------------------------

DISSOLUTION OF THE CORPORATIO

The Company is out of money and cannot pay its bills. All fund raising activities have been futile. Jack Johnson of Zenith Petroleum, a major stockholder, has offered to clean up the Company' bills, settle the note payable with Triton, settle the other outstanding debts, as well as to get the 10-KSB filed and the next 10-QSB. All five founders of the Company will sign over all but 1,000,000 shares each of their stock to Zenith Petroleum, plus issue enough shares from unissued stock to give Zenith Petroleum a 51% interest in the Company. If the Company does not act immediately it will not be able to operate and file the 10-KSB or the upcoming 10-QSB. The Company counsel, Joseph Pittera agreed that this was the only way to salvage the Company and uphold the directors' fiduciary responsibility to all stockholders. It was agreed upon by the Board of Directors to accept Zenith's proposal and fulfill all the requirements as quickly as possible. The Company will rescind its merger with Champion and spin off the IGA assets, then sell the shell to a new merger candidate.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company filed one report on Form 8-K during the quarter ended March 31, 2001. Such report is dated January 10, 2001 and provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such report.

On January 16, 2001, the Company filed an amendment to its report on Form 8-K dated January 10, 2001. Such amendment provided disclosure under Item 4 regarding changes in the Company's certifying accountant. No financial statements were required to be filed with such amendment


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of the Company's current Directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of Internet Golf. The Company's executive officers are elected annually by the Board of Directors. The Company's directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Internet Golf will always maintain at least two independent directors on its board of directors.

The directors and executive officers of Internet Golf are as follows:

Name                         Age     Positions
----                         ---     ----------
Vincent  C.  Castagnola      50     President, Chief Executive Officer, Director

Kirk J. Zamzow               50     Secretary, Chief Operating Officer, Director

VINCENT C. CASTAGNOLA has had a successful track record in both the golf industry and the insurance industry. For the past four years, Mr. Castagnola has been the Managing Partner of Executive Golf Outings, LLC. Executive Golf Outings was created by Mr. Castagnola in 1995 to partner with small, medium, and large companies in orchestrating professionally coordinated Golf Events for corporate employees, customers, and charity benefactors. Executive Golf Outings has developed an excellent reputation in the golf industry and has partnered with such Fortune 500 companies as Credit Suisse First Boston, Williams Communications Solutions, Exodus Communications, Nortel Communications, and many other organizations, and continues to grow each year. Before creating Executive Golf Outings, Mr. Castagnola was CEO of Dana Harbor Insurance, a wholesale homeowner specialty company for three years and President of Pacific Insurance Wholesale Casualty Co. for 13 years. Mr. Castagnola has been a resident of Dana Point for eight years and currently serves on the Board of Directors for Dana Point Youth Baseball.

KIRK J. ZAMZOW joined Internet Golf as Chief Operating Officer, Secretary and a Director at its inception in February 1999. Mr. Zamzow has had an extensive career in management, development, and marketing in the hospitality field. For the past ten years, Mr. Zamzow developed a successful sports bar and restaurant which he owns in Southern California. For the past year, Mr. Zamzow has been involved with Executive Golf Outings, a successful golf company specializing in orchestrating golf tournaments and customer golf outings for Fortune 500 companies. Before Mr. Zamzow created his sports bar and restaurant, he held the position of Senior Vice President, Operations, for HPI Management Co., a company based in Southern California. HPI Management Co. owned and operated 38 hotels, motels, restaurants, and apartment complexes. Mr. Zamzow was responsible for the total operation of 14 such properties. He was also the President of Innkeepers Marketing, a division of HPI Management. Innkeepers Marketing handled all the marketing needs of the company-owned properties as well as the company's toll-free reservation center. Mr. Zamzow has previously held management positions with Associated Inns and Restaurants of America (AIRCOA) and the Stouffers Corporation. Mr. Zamzow received his Associates Degree in Hotel Management from Paul Smiths College in New York and a Bachelor of Science Degree from the University of Massachusetts.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

The Company's articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. The Company's articles of incorporation and bylaws provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. The Company's bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the Company's directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


Item 10. Executive Compensation

Summary Compensation Table

The Summary Compensation able shows certain compensation information for services rendered in all capacities for the fiscal year ended December 31, 1998 and December 31, 1999. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                        SUMMARY COMPENSATION TABLE
                                                                           LONG-TERM COMPENSATION
                                                              ----------------------------------------------
                               Annual Compensation                  Awards                       Payouts
                        ----------------------------- --------------------------------------  --------------
                                                                      Securities
                                         Other Annual  Restricted     Underlying   LTIP       All Other
Name and Principal      Salary   Bonus   Compensation  Stock Awards   Options      Payouts    Compensation
Position        Year     ($)      ($)        ($)          ($)         SARs(#)        ($)           ($)
--------        ----     ---      ---        ---          ---         -------        ---           ---
Vincent C.      1999    57,200     -0-       -0-           -0-        630,000        -0-           -0-
Castagnola      2000       -0-     -0-       -0-           -0-            -0-        -0-           -0-
(President, CEO)

Kirk J.         1999    37,669     -0-       -0-           -0-        450,000        -0-           -0-
Zamzow (COO)    2000       -0-     -0-       -0-           -0-            -0-        -0-           -0-


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)

                         NUMBER OF SECURITIES       PERCENT OF TOTAL
                         UNDERLYING                 OPTIONS/SAR'S GRANTED       EXERCISE OF
NAME                     OPTIONS/SAR'S GRANTED      TO EMPLOYEES IN FISCAL      BASE PRICE    EXPIRATION
                                (#)                 YEAR                          ($/Sh)      DATE
-----------------------------------------------------------------------------------------------------------
Vincent C. Castagnola          630,000                    41%                     0.67         May 7, 2009

Phillip K. Roberts             450,000                    29%                     0.67         May 7, 2009

Kirk J. Zamzow                 450,000                    29%                     0.67         May 7, 2009



                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION/SAR VALUES
                                                                                       Value of Unexercised
                                                        Number of Unexercised          In-The-Money
                       Shares             Value         Securities Underlying          Option/SARs At
                       Acquired On        Realized      Options/SARs At FY-End         FY-End ($)
Name                   Exercise (#)       ($)           Exercisable/Unexercisable      Exercisable/Unexercisable
----                   ------------       ---           -------------------------      -------------------------
Vincent C. Castagnola      -0-            -0-                    630,000                     --

Phillip K. Roberts         -0-            -0-                    450,000                     --

Kirk J. Zamzow             -0-            -0-                    450,000                     --


Item 11. Security Ownership

Common stock

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 1999 by:

         - each person known to IGA to own beneficially more than 5% of IGA's common stock;
         -        each of IGA's directors;
         -        each of IGA's named executive officers; and
         -        all executive officers and directors as a group.

The following shares do not include any of the shares which our officers can obtain under our employee stock option plan because our officers cannot obtain those shares within 60 days and does not include 200,000 options issued to directors that are immediately exercisable as those options were issued after December 31, 1999. Except as otherwise indicated, the address for each person is 24921 Dana Point Harbor Drive, Suite B-200, Dana Point, California 92629.

                                     Name and Address of               Amount and Nature of          Percent of
Title of Class                        Beneficial Owner                  Beneficial Ownership           Class
------------------------         --------------------------          --------------------------     ------------
Common Stock                     Vincent C. Castagnola (CEO)                5,180,210                    16.0%

Common Stock                     Kirk J. Zamzow (COO)                       2,410,440                     8.0%

Common Stock                     Phillip K. Roberts                         3,244,440                    10.0%

Common Stock                     James Wabel                                3,237,500                    10.0%
                                 Internet  Golf Advertising Corp.
                                 34275 Amber Lantern
                                 Dana Point, CA 92629

Common Stock                     Brian Walsh                                4,500,000                    14.0%
                                 Venture Resource Group
                                 13924 Panay Way, Suite 501
                                 Marina del Rey, CA 90290

Common Stock                     Bridgewater Capital Corporation            1,810,740                     6.0%
                                 4675 MacArthur Ct., #1570
                                 Irvine, CA 92660 (1)

All Officers and Directors
as a  Group (2 Persons)                                                     7,590,650                    24.0%
                                                                            ==========

(1) Reflects up to 1,800,000 shares which Bridgewater Capital Corporation could obtain upon the exercise of a warrant to purchase 1,800,000 shares of common stock at $1.50 per share. Bridgewater Capital Corporation is beneficially owned by Jack Thomsen, Urban Smedeby and Andre Peschong.

Item 12. Certain Relationships and Related Transaction

Effective May 7, 1999, Champion Ventures, Inc., a Nevada corporation, acquired all of the outstanding common stock of Internet Golf Association, Inc., a Nevada corporation ("Internet Golf") in a business combination described as a "reverse acquisition." For accounting purposes, the transaction has been treated as the acquisition of Champion (the Registrant) by Internet Golf. As part of the transaction, Champion changed its name to Internet Golf Association, Inc. ("IGA"), and Internet Golf changed its name to IGAT, Inc. Immediately prior to the transaction, Champion had 4,716,000 shares of common stock outstanding. As part of Champion's reorganization with Internet Golf, Champion issued 24,647,970 shares of its common stock to the shareholders of Internet Golf (all officers and directors of IGA) in exchange for 24,300,000 shares of Internet Golf common sock. In addition, at the time of merger, Champion issued 91,290 shares of common stock to MRC Legal Services Corporation, counsel to Internet Golf, and 760,740 shares of common stock to Bridgewater Capital Corporation, an advisor in the transaction.

On May 19, 1999, the Company entered into a finder's fee agreement with Internet Golf Advertising, Inc., a related party, that requires the Company to pay up to 10% of the amount of capital raised by them under certain circumstances as a finder's fee. The Company also entered into a marketing agreement on June 1, 1999 with Internet Golf Advertising, Inc. which requires the Company to pay $10 per membership to them for every membership they assist in selling. This agreement can be terminated with 30 days' notice. Internet Golf Advertising, Inc. is a substantial shareholder of Internet Golf and is beneficially owned by James Wabel. The Company believe that the terms of its agreement with Internet Golf Advertising, Inc. are as favorable to the Company as the Company could generally obtain from unaffiliated third parties. At the time the Company entered into this agreement, the Company did not have any independent directors to ratify the transaction. Mr. Wabel is not a registered broker-dealer pursuant to Section 15(b) of the Securities Exchange of 1934, as amended.

On October 1, 1999 the Company entered into a Reorganization and Stock Purchase Agreement among Internet Golf, Executive Golf Outings LLC and Vincent Castagnola, our President. Executive Golf was owned by Mr. Castagnola. In the agreement, Mr. Castagnola sold to the Company an aggregate of 51% interest in Executive Golf in exchange for cancellation of a promissory note from Mr. Castagnola in the original principal amount of $10,000. Executive Golf is a business which does corporate golf outings and similar events. The Company believe that the terms of our agreement with Mr. Castagnola and Executive Golf are as favorable to IGA as the Company could generally obtain from unaffiliated third parties. At the time we entered into this agreement, we did not have any independent directors to ratify the transaction.

Internet Golf represents that any and all future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to Internet Golf than those that can be obtained from unaffiliated third parties; and that all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at the Company's expense, to our legal counsel or to independent legal counsel. Because certain of our transactions were entered into at a time when we did not have independent directors, it is possible that the propriety of those transactions could be challenged as to appropriate fiduciary responsibility of the Company's management team. Internet Golf does not believe that any of the agreements violated any such fiduciary obligations.


Item 13. Exhibits and Reports on Form 8K

(A) Reports on Form 8-K - Change in accountants.

           Incorporated by reference from the Company's Report on Form 8K for the quarter ended March 31, 2001 (File No. 0-29015)

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

Dated: April 17, 2001