Form 10KSB/A
period 2000-12-31
INTERNET GOLF ASSOCIATION INC
filed 2001-04-23
CIK 1090514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-KSB


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

                                TABLE OF CONTENTS
                                -----------------

                             PART I

Item 1.     Description of Business
Item 2.     Description of Property
Item 3.     Legal Proceeding
Item 4.     Submission of Matters to a Vote of Security Holders

      PART II

Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Management Discussion and Analysis
Item 7.     Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, compliance with Section 16(a) of the Exchange Act
Item 10.    Executive Compensation
Item 11.    Security Ownership
Item 12.    Certain Relationships and Related Transaction
Item 13.    Exhibits and Reports on Form 8K



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

Participants in the Company tournaments will play using Links LS, a golf-Simulation game created by Access Software. The Company has been given a license by Access Software to use their game for the Company tournaments. That license provides that the Company may use the Links Tour "launcher" which permits us to interconnect their golf-simulation game with the Company tournaments on a royalty free basis so long as IGA keep their confidential information private. Access has the right to require us to destroy all proprietary software if IGA violates the confidentiality provisions. Over 3,000,000 people world-wide already have the Links LS game software. The Links LS software is, in the Company's opinion, the most advanced golf gaming software available because of its graphics and sound capabilities. The software re-creates actual golf courses all over the world, including (among many others) St. Andrews in Scotland, Kapalula in Hawaii, and Pebble Beach in California. The Company has been given permission by Access Software to re-engineer the Links LS software to function over the internet in the Company tournaments. By doing so, the Company can track, monitor, update and store data in real-time while handling thousands of simultaneous participants. Tournament participants can play while online, or they can play their round of golf off-line at their convenience, and then go online to transmit their scores to the Company tournament headquarters and thus be added to the leader board.

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

BID PRICES

YEAR    PERIOD                            HIGH  LOW
                                          ----  -----


2000    First Quarter                      2.25   .25
        Second Quarter                      .75   .50
        Third Quarter                       .37   .31
        Fourth quarter                      .09   .09

1999    First Quarter                       N/A   N/A
        Second Quarter (from May 28)       1.88  1.21
        Third Quarter                      1.92  1.25
        Fourth Quarter (through Dec. 8)    1.25  1.25




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

COMPANY OVERVIEW CONTINUED

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

RESULTS OF OPERATIONS

Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. Consequently, the operating results for the period ended December 31, 1999 are not meaningful for comparison purposes. For the twelve month period ended December 31, 2000, the Company generated $22,705 in revenues, a gross profit of $12,732, and a total loss from operations of $833,044. From inception through December 31, 2000, Internet Golf has generated $64,705 in gross revenues with gross profit of $21,423 and a total loss of operations of $2,094,569.

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

Notes to Interim Financial Statements at December 31, 2000.

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                    2280 South Xanadu Way
                                                                       Suite 370
                                                          Aurora, Colorado 80014

Board of Directors
Internet Golf Association, Inc.
Dana Point, California

Independent Auditor's Report

I have audited the accompanying balance sheet of Internet Golf Association, Inc. as of December 31, 2000 and the related statement of operations, stockholders' deficit and cash flows for the year then ended and the period from inception, February 4, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Golf Association, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended and the period from inception, February 4, 1999 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has been in the development stage since its inception on February 4, 1999. This factor raises substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, the ability of the Company to continue in existence is dependent primarily upon obtaining additional debt and equity financing for marketing, software development and the funding of operations as well as the generating of income from memberships, tournaments, and sales of related products and services. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern



/s/Larry O'Donnell, CPA, P.C.
April 13, 2001

INDEPENDENT AUDITORS' REPORT




Board of Directors
Internet Golf Association, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Internet Golf Association, Inc. and subsidiaries (development stage companies) for the period from February 4, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Internet Golf Association, Inc. and subsidiaries for the period from February 4, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has been in the development stage since its inception on February 4, 1999. This factor raises substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, the ability of the Company to continue in existence is dependent primarily upon obtaining additional debt and equity financing for marketing, software development and the funding of operations as well as the generating of income from membership, tournaments, and sales of related product and services. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as going concern.

                                                                  Corbin & Wertz

Irvine, California
February 18, 2000, except for Note 9, which
   Is dated as of February 24, 2000.

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
                                                                  ==============

                                  See independent auditors' reports and
                        accompanying notes to consolidated financial statements

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE PERIOD  FOR THE PERIOD
                                                             FEBRUARY 4,     FEBRUARY 4,
                                                            1999 (DATE OF)  1999 (DATE OF
                                                              INCEPTION)      INCEPTION)
                                               YEAR            THROUGH         THROUGH
                                          ENDED DECEMBER       DECEMBER       DECEMBER
                                             31, 2000          31, 1999       31, 2000
                                          --------------  --------------  --------------
Revenues . . . . . . . . . . . . . . . .  $      22,705   $      42,000   $      64,705

Cost of revenues . . . . . . . . . . . .          9,973          33,309          43,282
                                          --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . .         12,732           8,691          21,423
                                          --------------  --------------  --------------

Operating expenses:
  General and administrative . . . . . .        639,689         604,599       1,244,288
  Payroll and related. . . . . . . . . .        157,149         194,754         351,903
  Advertising and related. . . . . . . .         43,903         466,247         510,150
  Depreciation . . . . . . . . . . . . .          5,035           4,616           9,651
                                          --------------  --------------  --------------
                                                845,776       1,270,216       2,115,992
                                          --------------  --------------  --------------

Loss from operations . . . . . . . . . .       (833,044)     (1,261,525)     (2,094,569)

Interest expense, net of interest income
  of $133, and $1,834 $1,967,respectively       188,612          36,509         225,121

Gain on conversion of debt to stock  . .        484,875               -         484,875
                                          --------------  --------------  --------------

Loss before provision for taxes  . . . .       (536,781)     (1,298,034)     (1,834,815)

Provision for taxes  . . . . . . . . . .            800             800           1,600
                                          --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . .  $    (537,581)  $  (1,298,834)  $  (1,836,415)
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

                                  See independent auditors' reports and
                        accompanying notes to consolidated financial statements

                     INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                             (Development Stage Companies)

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                For The Period From February 4, 1999 (Date of Inception)
                              Through December 31, 2000

                                                                             ADDITIONAL              DEFICIT
                                                    COMMON STOCK              PAID-IN          ACCUMULATED DURING
                                                  SHARES      AMOUNT          CAPITAL          DEVELOPMENT STAGE        TOTAL
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

                   INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                             (Development Stage Companies)

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                For The Period From February 4, 1999 (Date of Inception)
                              Through December 31, 2000

                                                                                ADDITIONAL          DEFICIT
                                                        COMMON STOCK             PAID-IN          ACCUMULATED DURING
                                                  SHARES          AMOUNT         CAPITAL          DEVELOPMENT STAGE       TOTAL

Issuance of stock for debt:
  August 14, 2000 at $1.00 per share
              314,300                           314,300              314            313,986                    -          314,300

Estimated fair market value of warrants
  issued to directors and consultants                 -                -            157,800                    -          157,800

Gain on conversion of debt to stock                   -                -           (484,875)                   -         (484,875)

Net loss                                              -                -                  -             (537,581)        (537,581)
                                             ----------         --------         ----------           -----------       ----------
Balance at December 31, 2000                 32,084,750          $32,085         $1,289,111         $ (1,836,415)       $(515,219)
                                             ==========         ========         ==========           ===========       ==========

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

Use  of  Estimates
------------------

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

Organization  Costs
-------------------

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

Property  and  Equipment
------------------------

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

Software Development
--------------------

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The adoption of this EITf did not have a material impact on the Company's results of operations or financial position. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." At December 31, 2000, the Company has no material internal-use computer software development costs.


Impairment of Long-Lived Assets
-------------------------------

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. There was no impairment of long-lived assets identified for the year ended December 31, 2000. Ther can be no assuramce however that market conditions will not change or demand for the Company's services will continue which could result in impairment on long lived assets in the future.

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

Stock Based Compensation
--------------------------

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

Revenue  Recognition
--------------------

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

Comprehensive Income
---------------------

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

Common  Stock  Dividend
-----------------------

Effective September 13, 1999, the Company's Board of Directors approved a two-for-one stock dividend. Par value remained at $.001 per share. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock dividend.

Fair Value of Financial Instruments
---------------------------------------

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

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------


Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through December 31, 1999 financial statements in order to conform to the classification used in the current year.


NOTE  2  -  INCOME  TAXES
-------------------------

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

No current provision for income taxes for the year ended December 31, 2000 is required, except for minimum state taxes of $800. The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as follows:




                                                      1999           2000
  Computed tax benefit at federal statutory rate   $ (442,000)   $ (624,000)
  State income tax benefit, net of federal effect    ( 86,000)     (121,000)
  Increase in valuation allowance                     528,000       745,000
  Other                                                  800            800
                                                   ----------     ----------

                                                   $     800      $     800
                                                   ==========     ==========


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

NOTE  3  -  STOCKHOLDERS'  DEFICIT
----------------------------------

Preferred  Stock
----------------

Shares of preferred stock may be issued in one or more classes or series at such

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE  3  -  STOCKHOLDERS'  DEFICIT CONTINUED
--------------------------------------------

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

Stock  Options
--------------

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

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000



NOTE  3  -  STOCKHOLDERS'  EQUITY,  CONTINUED
---------------------------------------------

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

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE  3  -  STOCKHOLDERS'  EQUITY,  CONTINUED
---------------------------------------------

Had compensation costs for the Company's options been determined consistent With SFAS 123, the Company's net loss and net loss per share for the period ended December 31, 1999 and December 31, 2000 would approximate the pro forma amounts below:

                                      AS               PRO
                                   REPORTED           FORMA
                                  ----------       -------------
1999
----

Net  loss                         $(1,298,834)     $ (1,298,834)
                                   ===========      ============

Basic  and  diluted  loss
per  share                        $     (0.04)     $      (0.04)
                                   ===========      ============

2000
----

Net  loss                         $  (537,581)     $   (537,581)
                                   ===========      ============

Basic  and  diluted  loss
per  share                        $     (0.02)     $      (0.02)
                                   ===========      ============

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
                                          =========               ====

  Weighted  average  fair  value
     of  warrants  granted in  1999                         $     0.07
                                                            ==========
                                          17

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE  4  -  CONVERTIBLE  NOTE  PAYABLE
--------------------------------------

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

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Lease  Agreements
-----------------

The Company leases its facility under a month-to-month lease agreement. Total rent expense incurred for the year ended December 31, 2000 and 1999 was $31,136 And $20,800 respectively.

Contracts  and  Agreements
--------------------------

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

On May 19, 1999, the Company entered into a finder's fee agreement with a related party (see Note 7) that requires the Company to pay up to 10% of the amount of capital raised by this related party under certain circumstances as a finder's fee under the terms of the PPM (see Note 3). The Company also entered

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
-------------------------------------------------------

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

The Company entered into a consulting agreement on September 10, 1999 with a third party. Pursuant to the agreement, the Company issued 15,000 shares of its restricted common stock (valued at $20,720 based on the share price). The Company may be required to issue options to purchase additional shares of the Company's restricted common stock if the agreement is extended, as defined. Subsequent to year-end, the Company issued options to purchase 15,000 shares of the Company's restricted common stock at $1.83 per share). The agreement, which is a month-to-month agreement, also required the Company to pay $2,000 per month beginning in October 1999. Total consulting expense recognized pursuant to this agreement as of December 31, 1999 was $8,000. Total consulting expense recognized pursuant to this agreement as of December 31, 2000 was $2,000 in cash and $3,450 in option expense.

The Company entered into a development agreement with a third party on October 5, 1999. Pursuant to the agreement, the Company paid $25,000 in cash, issued 48,750 shares of the Company's restricted common stock (valued at $55,000 based on the value of services performed) and may be required to issue options to purchase 25,000 shares of the Company's restricted common stock at an exercise price of $2.00 per share. The options were issued subsequent to December 31, 1999. Total expense recognized with this third party as of December 31, 1999 was $89,700, of which $15,000 is included in accrued expenses. Total consulting expense recognized pursuant to this agreement as of December 31, 2000 was $4,750 in option expense.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE  6  -  LOSS  PER  SHARE
----------------------------

Basic  and  diluted  loss  per  common  share
  is  computed  as  follows:
                                                          1999          2000
   Numerator for basic and diluted loss per
      common share:
        Net loss charged to common stockholders     $   (1,298,834)  $ (537,581)

   Denominator for basic and diluted loss per
     common share:
        Weighted average common shares outstanding      29,239,262   31,657,429
                                                      -------------  -----------

   Basic and diluted loss per common share          $        (0.04)       (0.02)
                                                      =============  ===========

NOTE  7  -  RELATED-PARTY  TRANSACTIONS
---------------------------------------

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