Form 10QSB
period 2001-03-31
INTERNET GOLF ASSOCIATION INC
filed 2001-05-14
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the quarterly period ended March 31, 2001

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

   Title of each class of Common Stock     Outstanding as March 31, 2001
   -----------------------------------     ---------------------------------
   Common Stock, $0.001 par value                    32,084,750



     Transitional Small Business Disclosure Format (check  one):

Yes        No   X
    -----     -----

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Consolidated Balance Sheets at March 31, 2001 (Unaudited) and             3
March 31, 2000 (Unaudited).

Consolidated Statements of Operations (Unaudited) for the                 4
three months ended March 31, 2001 and for the three months ended March 31, 2000 (Unaudited) and for the period from inception on February 4, 1999 to March 31, 2001 (Unaudited).

Consolidated Statements of Cash Flows for the three months                5
ended March 31, 2001 (Unaudited), for the three months ended
March 31, 2000 (Unaudited) and for the period from inception on February 4, 1999 to March 31, 2001 (Unaudited).

Notes  to  Interim  Financial  Statements  (Unaudited)                    7
at March 31, 2001.


Item 2.     Management Discussion and Analysis.                          13


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                           15

Item 2.     Changes in Securities.                                       15

Item 3.     Defaults Upon Senior Securities.                             15

Item 4.     Submission of Matters to a Vote of Security Holders.         15

Item 5.     Other Information.                                           15

Item 6.     Exhibits and Reports on Form 8-K.                            15

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,       MARCH 31,
                                                                       2001            2000
                                                                  --------------  --------------
ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         465   $      10,201
  Accounts Receivable                                                     1,990               -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         22,706          22,705
  Other current assets . . . . . . . . . . . . . . . . . . . . .              -           1,173
                                                                  --------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . .         25,161          34,079
                                                                  --------------  --------------
Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .         18,936          18,935
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .         15,118          15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .          1,195           1,195
                                                                  --------------  --------------
                                                                         35,249          35,248
  Less accumulated depreciation. . . . . . . . . . . . . . . . .        (10,910)         (9,668)
                                                                  --------------  --------------
    Total property and equipment, net. . . . . . . . . . . . . .         24,339          25,580
                                                                  --------------  --------------
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            500               -
                                                                  --------------  --------------
                                                                  $      50,000   $      59,659
                                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $     211,533   $     229,101
  Accrued officers' salary . . . . . . . . . . . . . . . . . . .        105,000               -
  Short-term notes payable                                               40,500         187,500
  Notes payable to officers. . . . . . . . . . . . . . . . . . .         39,700          40,000
                                                                  --------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . .        396,733         456,601
                                                                  --------------  --------------
Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $58,331 and $174,999 at March 31, 2001 and
    March 31, 2000, respectively. . . . . . . . . . . . . . . .         275,002         158,334
                                                                  --------------  --------------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . .        671,735         614,935
                                                                  --------------  --------------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .              -               -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 32,084,750 and 31,394,250 shares issued and outstanding at March
    31, 2001 and March 31, 1999 respectively (including 32,000 and 0 shares committed and not issued at March 31, 2001 and March 31,
    2000, respectively). . . . . . . . . . . . . . . . . . . . .         32,085          31,397
  Additional paid-in capital . . . . . . . . . . . . . . . . . .      1,289,111       1,117,924
  Deficit accumulated during the development stage . . . . . . .     (1,942,931)     (1,704,597)
                                                                  --------------  --------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .       (621,735)       (555,276)
                                                                  --------------  --------------
                                                                  $      50,000   $      59,659
                                                                  ==============  ==============

                                        3

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FEBRUARY 4,
                                                                           1999 (DATE OF
                                                                            INCEPTION)
                                            THREE MONTHS    THREE MONTHS     THROUGH
                                            ENDED MARCH     ENDED MARCH       MARCH
                                             31, 2001        31, 2000        31, 2001
                                          --------------  --------------  --------------
Revenues . . . . . . . . . . . . . . . .  $           -   $      12,227   $      64,705

Cost of revenues . . . . . . . . . . . .              -           8,538          43,282
                                          --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . .              -           3,689          21,423
                                          --------------  --------------  --------------

Operating expenses:
  General and administrative . . . . . .         22,138         301,986       1,266,426
  Payroll and related. . . . . . . . . .         45,710          59,489         397,613
  Advertising and related. . . . . . . .          1,344           3,936         511,349
  Depreciation . . . . . . . . . . . . .          1,260           5,052          10,910
                                          --------------  --------------  --------------
                                                 70,452         370,463       2,186,298
                                          --------------  --------------  --------------

Loss from operations . . . . . . . . . .        (70,452)       (366,774)     (2,164,875)

Interest expense, net of interest income
  of $0, $133 and $2,100, respectively .         36,210          38,989         261,331

Gain on conversion of debt to stock. . .              -               -         484,875
                                          --------------  --------------  --------------

Loss before provision for taxes. . . . .       (106,662)       (405,763)     (1,941,331)

Provision for taxes. . . . . . . . . . .              -               -           1,600
                                          --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . .  $    (106,662)  $    (405,763)  $  (1,942,931)
                                          ==============  ==============  ==============

Basic and diluted net loss per common
  share. . . . . . . . . . . . . . . . .  $       (0.01)  $       (0.01)
                                          ==============  ==============

Basic and diluted weighted average
  common shares outstanding. . . . . . .     27,901,088      31,395,050
                                          ==============  ==============

                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  FEBRUARY 4,
                                                                                 1999 (DATE OF
                                                                                  INCEPTION)
                                                  THREE MONTHS    THREE MONTHS     THROUGH
                                                  ENDED MARCH     ENDED MARCH       MARCH
                                                   31, 2001        31, 2000        31, 2001
                                                --------------  --------------  --------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .  $    (106,626)  $    (405,763)  $  (1,942,931)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization. . . . . . .         30,536          34,219         170,974
    Value of shares issued for services. . . .              -           1,750         156,981
    Estimated fair market value of warrants
      Issued for services . . . . . . . . .  .              -         157,800         157,800
    Value of shares subscribed for services
      and beneficial conversion in connection
      with consulting services . . . . . . . .              -               -         146,500
    Issuance of stock for conversion of debt
      to capital . . . . . . . . . . . . . . .              -               -        (161,250)
    Write-off of note receivable to
      stockholder. . . . . . . . . . . . . . .              -               -          10,000
    Changes in operating assets and liabilities:
    Accounts Receivable. . . . . . . . . . . .          1,353               -          (1,990)
    Inventories. . . . . . . . . . . . . . . .              -              (1)        (22,706)
    Other current assets . . . . . . . . . . .              -            (520)              -
      Accounts payable and accrued expenses. .         29,046            6,441         211,533
      Other assets . . . . . . . . . . . . . .              -                -            (500)
      Accrued officer salary . . . . . . . . .         32,175                -         105,000
                                                --------------  --------------  --------------

  Net cash used in operating activities. . . .        (13,516)       (206,074)     (1,170,589)
                                                --------------  --------------  --------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder .              -               -        (10,000)
  Purchases of property and equipment. . . . .              -               -        (35,249)
  Cash paid for transaction costs. . . . . . .              -               -       (125,000)

                                                --------------  --------------  --------------

  Net cash used in investing activities. . . .              -               -       (170,249)
                                                --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock . . . . .              -               -         616,940
  Payments for redemption of common stock. . .              -         (15,000)        (15,000)
  Issuance costs of shares sold  . . . . . . .                              -        (120,637)
  Proceeds from short-term note payable. . . .              -         187,500         228,000
  Proceeds from notes payable to officers. . .           (300)         40,000          39,700
  Proceeds from convertible note payable . . .              -               -         200,000
  Proceeds from other short-term borrowings. .          3,800               -         132,300
                                                --------------  --------------  --------------

  Net cash provided by financing activities. .          3,500         212,500       1,081,303
                                                --------------  --------------  --------------

Net change in cash . . . . . . . . . . . . . .        (10,016)          6,426        (259,535)

Cash at beginning of period. . . . . . . . . .         10,481           3,775               -

Cash acquired. . . . . . . . . . . . . . . . .              -                         260,000
                                                --------------  --------------  --------------

Cash at end of period. . . . . . . . . . . . .  $         465   $      10,201   $         465
                                                ==============  ==============  ==============

                 INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                                  FEBRUARY 4,
                                                                                 1999 (DATE OF
                                                                                  INCEPTION)
                                                  THREE MONTHS   THREE MONTHS      THROUGH
                                                  ENDED MARCH    ENDED MARCH        MARCH
                                                   31, 2001        31, 2000        31, 2001
                                                --------------  --------------  --------------
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
       Interest. . . . . . . . . . .            $      36,210   $           -   $
261,331
                                                ==============  ==============  ==============
       Income taxes. . . . . . . . .            $           -   $           -   $       1,600
                                                ==============  ==============  ==============

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES
----------

Management's Representation
---------------------------

The financial statements included herein have been prepared by Internet Golf Association, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2000 included in the Company's amended 10-KSB filed with the Securities and Exchange Commission on April 16, 2001. The interim results are not necessarily indicative of the results for the full year.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through March 31, 2001 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through its proposed public offering. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001



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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Executive Golf Outings, LLC ("EGO"), a company that organizes and hosts corporate golf events. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest related to EGO is not reported separately in the financial statements as the amount is immaterial as of and for the period ended March 31, 2001.

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

                                 MARCH 31, 2001


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


Software  Development
---------------------

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

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." At March 31, 2001, the Company has no material internal-use computer software development costs.


Impairment  of  Long-Lived  Assets
----------------------------------

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. There was no impairment of long-lived assets identified for the year ended December 31, 2000. There can be no assurance however that market conditions will not change or demand for the Company's services will continue which could result in impairment on long lived assets in the future.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Income  Taxes
-------------

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

The Company will recognize revenue during the month in which services are provided and on a straight-line basis over the life of the membership dues received. Revenues recognized during the years ended December 31, 2000 and 1999 are from EGO, which recognizes revenue from the organization and hosting of corporate golf events when the events are completed.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
-----------------------------------------------------------
PRINCIPLES, CONTINUED
---------------------

Advertising
-----------

Advertising costs are expensed as incurred.


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

                                 MARCH 31, 2001

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

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through March 31, 2001 financial statements in order to conform to the classification used in the current quarter.

NOTE 2 - NOTES PAYABLE
----------------------

Notes Payable to Officers
-------------------------

In March 2000, the Company borrowed $40,000 for working capital purposes from officers of the Company. The notes require monthly interest payments of 8% with all unpaid principal and accrued interest due on demand. During the quarter ended March 31, 2001 $800.00 of interest expense was recognized. The due date on this note has been extended until January 1, 2001.

                INTERNET GOLF ASSOCIATION, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the three months ended March 31, 2001, no SFAS 123 expense was recognized.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the three months ended March 31, 2001, 20 SFAS 123 expense recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the three months ended March 31, 2000, no expense for the stock issuance and no SFAS 123 expense for the warrant issuance recognized.

On August 14, 2000 the Company issued 332,200 shares of the Company's common stock at $1.00 to the Company's attorney for services rendered, and a independent consultant for services rendered or to be rendered.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------


DISSOLUTION OF THE CORPORATION

The Company is out of money and cannot pay its bills. All fund raising activities have been futile. Jack Johnson of Zenith Petroleum, a major stockholder, has offered to clean up the Company' bills, settle the note payable with Triton, settle the other outstanding debts, as well as to get the current 10-QSB filed and the next 10-QSB. All five founders of the Company will sign over all but 1,000,000 shares each of their stock to Zenith Petroleum, plus issue enough shares from unissued stock to give Zenith Petroleum a 51% interest in the Company. If the Company does not act immediately it will not be able to operate and file the current 10-QSB or the June 30, 2001 10-QSB. The Company counsel, Joseph Pittera agreed that this was the only way to salvage the Company and uphold the directors' fiduciary responsibility to all stockholders. It was agreed upon by the Board of Directors to accept Zenith's proposal and fulfill all the requirements as quickly as possible. The Company will rescind its merger with Champion and spin off the IGA assets, then sell the shell to a new merger candidate.

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

The material steps in the organization and development of our business during the next twelve months (assuming receipt of adequate funding) include the following:

*    Complete the functionality of our web site;
* Form new strategic alliances in the golf industry to enhance our golf portal and improve our name recognition in the golf industry;
*    Develop and subsequently increase our advertising revenues; and
*    Increase IGA memberships.
                                       14

These steps involve substantial risk to our business. The biggest risks to our Company's success involve the potential inability to generate sufficient members for our site which would make generation of advertising revenues difficult or impossible.


RESULTS OF OPERATIONS

Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. For the three month period ended March 31, 2000, the Company generated $12,227 in revenues and gross profit of $3,689, and a total loss from operations of $366,774. For the three month period ended March 31, 2001, the Company generated no revenues and gross profit of $0, and a total loss from operations of $106,662. From inception through March 31, 2001, Internet Golf has generated $64,705 in gross revenues with gross profit of $21,423 and a total loss of operations of $2,164,875

Operating expenses and costs for the three month period ended March 31, 2000 were $370,463 and consisted primarily of payroll and general and administrative expenses. Operating expenses and costs for the three month period ended March 31, 2001 were $70,452 and consisted primarily of payroll and general and administrative expenses.

FINANCIAL CONDITION

Our financial statements at December 31, 2000 include an auditors' report containing a modification regarding an uncertainty about our ability to continue as a going concern. Our financial statements also include an accumulated deficit of $1,942,931 as of March 31, 2001 and other indications of weakness in our present financial position.

As of March 31, 2001, Internet Golf had assets of $50,000, consisting primarily of cash of $465, accounts receivable of $1,990, inventories of $22,706, property, plants and equipment of $35,249 and other long term assets of $500.

Liabilities at March 31, 2001 consist of accounts payable and accrued expenses of $211,533, a note to two principal shareholders and officers of the company for $39,700 due January 1, 2001 and accrued salary and payroll taxes for the same two officers of $105,000. Short-term borrowings total $40,500.

Stockholders' deficit consists of common stock of $32,085 (31,054,750 shares at $.001 par value), and additional paid-in capital of $1,298,111, offset by an accumulated deficit of $1,942,111.

LIQUIDITY AND CAPITAL RESOURCES

To date Internet Golf has financed its operations through the sale of securities in private placements to investors, which to date have totaled $616,250 in gross proceeds to Internet Golf, as well as a convertible note of $200,000 from an unaffiliated investor, a note from another unaffiliated investor for $187,500, other short-term borrowings of $40,500 and loans from officers of $40,000.

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

Internet Golf had cash of $465 as of March 31, 2001.

For the three-month period ended March 31, 2001, Internet Golf used cash of $13,516 for operations, and was provided cash of $3,500 from financing activities.

Internet Golf presently has no outstanding commitments for material capital expenditures.

At the Company's current level of cash expenditures, cash needs cannot be met from existing resources (assuming no substantial cash inflow from operations). If the Company is unable to sell stock, it would be required to seek alternative financing to remain in business. That financing could include debt or equity offerings.

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

(A)      REPORTS ON FORM 8-K

8K at January 31, 2001
8K/A at February 28, 2001

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

Dated: May 15, 2001