Form 10QSB
period 2001-06-30
INTERNET GOLF ASSOCIATION INC
filed 2001-08-09
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30, 2001

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

     Commission File No. 0-29015

                         INTERNET GOLF ASSOCIATION, INC.
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                          84-0605867
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                        Identification Number)

12835 East Arapahoe Road #600
Englewood, CA                                                80112
(Address  of  Principal  Executive  Offices)             (Zip  Code)

                                 (303) 779-1900
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

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

     Yes   X     No
         ----

     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

     Title of each class of Common Stock          Outstanding as June 30, 2001
   -----------------------------------------     -----------------------------
       Common Stock, $0.001 par value                       61,084,750

     Transitional Small Business Disclosure Format (check one):

Yes  No   X
       ------
                                        1

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements.

Consolidated Balance Sheets at June 30, 2001 (unaudited) and              3
December 31, 2000(unaudited).

Consolidated Statements of Operations (unaudited) for the                 4
three months ended June 30, 2001 and for the three months ended June 30, 2000(unaudited).

Consolidated Statements of Operations for the six months                  5
ended June 30, 2001 (unaudited), for the six months ended
June 30, 2000 (unaudited), and for the period from inception on February 4, 1999 through June 30, 2001 (unaudited).

Consolidated Statements of Cash Flows for the six months                  6
ended June 30, 2001 (unaudited), for the six months ended
June 30, 2000 (unaudited) and for the period from inception on February 4, 1999 to June 30, 2001 (unaudited).

Notes to Interim Financial Statements at June 30, 2001                    7
(unaudited).

Item  2.     Plan of Operations.                                         13

                           PART II - OTHER INFORMATION

Item  1.     Legal Proceedings.                                          15

Item  2.     Changes in Securities.                                      15

Item  3.     Defaults Upon Senior Securities.                            15

Item  4.     Submission of Matters to a Vote of Security Holders.        15

Item  5.     Other Information.                                          15

Item  6.     Exhibits and Reports on Form 8-K.                           15

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                                                 JUNE 30, 2001    DECEMBER 31, 2000
                                                                 -------------    -----------------
ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $         76     $         10,481
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .            -                3,343
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .            -               22,706
  Other current assets . . . . . . . . . . . . . . . . . . . . .            -                    _
                                                                 -------------    -----------------
    Total current assets . . . . . . . . . . . . . . . . . . . .           76               36,530
                                                                 -------------    -----------------

Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .            -               18,936
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .            -               15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .            -                1,195
                                                                 -------------    -----------------
                                                                            -               35,249
  Less accumulated depreciation. . . . . . . . . . . . . . . . .            -               (9,651)
                                                                 -------------    -----------------
    Total property and equipment, net. . . . . . . . . . . . . .            -               25,598
                                                                 -------------    -----------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            -                  500
                                                                 -------------    -----------------

                                                                 $         76     $         62,628
                                                                 +============    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $    48,888   $          182,487
  Accrued officers' salary . . . . . . . . . . . . . . . . . . .            -               72,825
  Notes payable to officers. . . . . . . . . . . . . . . . . . .            -               66,200
  Notes payable to a shareholder . . . . . . . . . . . . . . . .            -               10,500
                                                                  ------------  -------------------
    Total current liabilities. . . . . . . . . . . . . . . . . .       48,888              332,012
                                                                  ------------  -------------------

Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $58,331 and $87,498 at June 30, 2001 and
    December 31, 2000, respectively. . . . . . . . . . . . . . .      275,002              245,835
                                                                  ------------  -------------------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . .      323,890              577,847
                                                                  ------------  -------------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .            -                    -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 61,084,750 and 32,084,750 shares issued and
    outstanding at June 30, 2001 and December 31, 2000,
    respectively  (including 0 and 32,000 shares committed and not issued at June 30, 2001 and December 31, 2000,
    respectively). . . . . . . . . . . . . . . . . . . . . . . .       61,085               32,085
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    1,427,395            1,289,111
  Deficit accumulated during the development stage . . . . . . .   (1,812,294)          (1,836,415)
                                                                  ------------  -------------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .     (323,814)            (515,219)
                                                                  ------------  -------------------

                                                                  $        76   $           62,628
                                                                  ============  ===================

                    See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        JUNE 30, 2001         JUNE 30, 2000
                                                      --------------------  --------------------
Revenues . . . . . . . . . . . . . . . . . . . . . .  $                 -   $             8,348

Cost of revenues . . . . . . . . . . . . . . . . . .                    -                 1,434
                                                      --------------------  --------------------

Gross profit . . . . . . . . . . . . . . . . . . . .                    -                 6,914
                                                      --------------------  --------------------

Operating expenses:
  General and administrative . . . . . . . . . . . .              (35,529)               57,083
  Payroll and related. . . . . . . . . . . . . . . .                    -                52,848
  Advertising and related. . . . . . . . . . . . . .                    -                 1,935
  Depreciation . . . . . . . . . . . . . . . . . . .                    -                 2,842
                                                      --------------------  --------------------
                                                                  (35,529)              114,708
                                                      --------------------  --------------------

Gain (loss) from operations  . . . . . . . . . . . .               35,529              (107,794)

Interest expense, net of interest income of $ 0 and
  $133, respectively . . . . . . . . . . . . . . . . .             10,067                39,804

Gain on settlement of debt . . . . . . . . . . . . .              104,469                     -
                                                      --------------------  --------------------

Loss before provision for taxes. . . . . . . . . . .              129,931              (147,598)

Provision for taxes. . . . . . . . . . . . . . . . .                    -                     -
                                                      --------------------  --------------------

Net gain (loss). . . . . . . . . . . . . . . . . . .  $           129,931   $          (147,598)
                                                      ====================  ====================

Basic and diluted net gain (loss)
   per common share. . . . . . . . . . . . . . . . .  $              0.03  $             (0.01)
                                                      ====================  ====================

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . . . . . .           49,335,870           31,396,250
                                                      ====================  ====================


                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                            FEBRUARY 4, 1999
                                                                                (DATE OF
                                              SIX MONTHS     SIX MONTHS        INCEPTION)
                                            ENDED JUNE 30,  ENDED JUNE 30,      THROUGH
                                                 2001            2000        JUNE 30, 2001
                                          ----------------  -------------   ---------------
Revenues . . . . . . . . . . . . . . . .  $               -   $   20,575   $       64,705

Cost of revenues . . . . . . . . . . . .                  -        9,972           43,282
                                          ------------------  -----------  ---------------

Gross profit . . . . . . . . . . . . . .                  -       10,603           21,423
                                          ------------------  -----------  ---------------

Operating expenses:
  General and administrative . . . . . .             24,711      359,069        1,268,999
  Payroll and related. . . . . . . . . .              7,500      112,337          359,403
  Advertising and related. . . . . . . .                  -        5,871          510,150
  Depreciation . . . . . . . . . . . . .              1,259        7,894           10,910
                                          ------------------  -----------  ---------------
                                                     33,470      485,171        2,149,462
                                          ------------------  -----------  ---------------

Gain (loss) from operations. . . . . . .            (33,470)    (474,568)      (2,128,039)

Interest expense, net of interest income
  of $0, $133, and $2,100, respectively.             46,878       78,793          271,999

Gain on conversion of debt to stock . .                   -            -          484,875

Gain on settlement of debt. . . . . . .             104,469            -          104,469
                                          ------------------  -----------  ---------------

Loss before provision for taxes. . . . .             24,121     (553,361)      (1,810,694)

Provision for taxes. . . . . . . . . . .                  -            -            1,600
                                          ------------------  -----------  ---------------

Net gain (loss). . . . . . . . . . . . .  $          24,121   $ (553,361)  $   (1,812,294)
                                          ==================  ===========  ===============

Basic and diluted net gain (loss)
  per common share . . . . . . . . . . .  $            0.01   $    (0.02)
                                          ==================  ===========

Basic and diluted weighted average
  common shares outstanding. . . . . . .         42,998,120   31,395,646
                                          ==================  ===========

                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                             FEBRUARY 4, 1999
                                                                                 (DATE OF
                                                 SIX MONTHS      SIX MONTHS     INCEPTION)
                                               ENDED JUNE 30,  ENDED JUNE 30,    THROUGH
                                                   2001            2000       JUNE 30, 2001
                                              --------------   ------------- ---------------
Cash flows from operating activities:
  Net gain (loss)  . . . . . . . . . . . . . . . $   24,121      $(553,361)     $(1,812,294)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization. . . . . . . .     19,516         66,228          174,313
    Value of shares issued for services. . . . .          -          1,750          156,981
    Estimated fair market value of warrants
      Issued for services. . . . . . . . . . . .          -        157,800          157,800
    Value of shares subscribed for services and
      beneficial conversion in connection with
      consulting services. . . . . . . . . . . .          -              -          146,500
    Issuance of stock for conversion of debt
      to capital . . . . . . . . . . . . . . . .          -              -         (161,250)
    Write-off of note receivable to stockholder.          -              -           10,000
    Changes in operating assets and liabilities:
      Inventories. . . . . . . . . . . . . . . .     22,705              -                -
      Prepaid expenses.  . . . . . . . . . . . .          -         (2,760)               -
      Accounts receivable  . . . . . . . . . . .      3,343              -                -
      Accounts payable and accrued expenses. . .   (133,597)        22,893           33,890
      Other assets . . . . . . . . . . . . . . .        500         (5,500)               -
      Accrued officer salary . . . . . . . . . .    (72,825)        32,295                -
                                                  ----------     ----------     ------------

  Net cash used in operating activities. . . . . . (136,237)      (280,655)      (1,294,060)
                                                  ----------     ----------     ------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder . .          -              -          (10,000)
  (Purchases) dispositions of property
    and equipment. . . . . . . . . . . . . . . .     35,248              -                -
  Cash paid for transaction costs. . . . . . . .          -              -         (125,000)
  Loan to related party. . . . . . . . . . . . .          -              -                -
  Software development costs . . . . . . . . . .          -              -                -
                                                  ----------     ----------     ------------

  Net cash used in investing activities. . . . .     35,248              -         (135,000)
                                                  ----------     ----------     ------------

Cash flows from financing activities:
  Proceeds from sale/issuance of common stock. .    167,284              -          784,223
  Payments for redemption of common stock. . . .          -        (15,000)               -
  Issuance costs of shares sold  . . . . . . . .          -              -         (120,637)
  Proceeds from short-term note payable. . . . .          -        187,500          187,500
  Proceeds from notes payable to officers. . . .    (66,200)        40,000                -
  Proceeds from convertible note payable . . . .          -              -          200,000
  Proceeds from other short-term borrowings. . .    (10,500)        69,800          118,050
                                                  ----------     ----------     ------------

  Net cash provided by financing activities. . .     90,584        282,300        1,169,136
                                                 ----------      ----------     ------------

Net change in cash . . . . . . . . . . . . . . .    (10,405)         1,645         (259,924)

Cash at beginning of period. . . . . . . . . . .     10,481          3,775               -

Cash acquired. . . . . . . . . . . . . . . . . .          -              -          260,000
                                                  ----------     ----------     ------------

Cash at end of period. . . . . . . . . . . . . .  $      76      $   5,420      $        76
                                                  ==========     ==========     ============

                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS - CONTINUED


                                                                            FEBRUARY 4, 1999
                                                                                (DATE OF
                                              SIX MONTHS       SIX MONTHS      INCEPTION)
                                            ENDED JUNE 30,   ENDED JUNE 30,     THROUGH
                                                 2001             2000       JUNE 30, 2001
                                           ---------------  --------------  ---------------
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
       Interest. . . . . . . . . . . . .    $           -      $     8,462   $     155,984
                                            ==============    ============  ===============
       Income taxes. . . . . . . . . . .    $           -     $        800   $       1,600
                                            ==============    ============  ===============

                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               June 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
----------------------------------------------------------------------

Management's Representation
---------------------------

The financial statements included herein have been prepared by Internet Golf Association, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission on April 17, 2001. The interim results are not necessarily indicative of the results for the full year.

Development Stage Company
---------------------------

The Company has been in the development stage since its formation. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, advertising and promoting the Company and administrative functions along with developing the interface and related web site (www.igalinks.com). The Company hosted state-of-the-art online interactive multimedia golf tournaments via an online interface with Access Software's Links LS '99. This site allowed golf enthusiasts to compete in interactive, multi-media, PGA-style golf tournaments over the internet for potential cash prizes and access a variety of related products and services. A lack of working capital prevented the full implementation of these interactive golf tournaments. Consequently, this web site and its related liabilities have been distributed to one of the officers of the Company, in partial settlement of the note payable owed to said officer.

Risks and Uncertainties
-------------------------

The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through June 30, 2001 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company has halted operations of the principal line of business, spun off its subsidiary, Executive Golf Outings, and is currently seeking a merger candidate with adequate financial resources to continue its existence, pursuing the line of business of the merger candidate. There can be no assurance that the Company will be able to locate a merger candidate with sufficient financial resources, or that if located, a merger will be consummated on terms satisfactory to the Company.

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

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES,
         CONTINUED
-----------------------------------------------------------------------

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

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." At June 30, 2001, the Company has no material internal-use computer software development costs.

Impairment of Long-Lived Assets
----------------------------------

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. There was no impairment of long-lived assets identified for the year ended December 31, 2000. However market conditions have changed as well as demand for the Company's services. Consequently, all long-lived assets (predominately used computers and office furniture) have been distributed in a partial settlement of notes payable and accrued salaries due to officers and directors of the Company.

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES,
         CONTINUED
-----------------------------------------------------------------------

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

The Company has recognize revenue during the month in which services are provided and on a straight-line basis over the life of the membership dues received. Revenues recognized during the years ended December 31, 2000 and 1999 are from EGO, which recognizes revenue from the organization and hosting of corporate golf events when the events are completed.

Advertising
-----------

Advertising costs are expensed as incurred.

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES,
         CONTINUED
-----------------------------------------------------------------------

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

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain web site development costs which are presently being expensed as incurred, will be capitalized and amortized. The Company has spun off its non-productive web site, and its related liabilities, to an officer and director of the Company in partial settlement of the note payable and accrued salary due to him.

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through June 30, 2001 financial statements in order to conform to the classification used in the current quarter.

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE 2 - NOTES PAYABLE
--------------------------

Notes Payable to Officers
----------------------------

In March 2000, the Company borrowed $40,000 for working capital purposes from officers of the Company. The notes require monthly interest payments of 8% with all unpaid principal and accrued interest due on demand. During the quarter ended March 31, 2001 $800.00 of interest expense was recognized. The due date on this note had been extended until January 1, 2001. Settlement of this note, accrued interest, and accrued salaries was made during the quarter ended June 30, 2001, including a $20,000.00 cash payment and distribution of fixed assets and web site t o the two officers and directors. See note four, "Dissolution of the Corporation."

NOTE 3 - STOCKHOLDERS' EQUITY
---------------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the three months ended June 30, 2001, no SFAS 123 expense was recognized.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the three months ended June 30, 2001, 20 SFAS 123 expense recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the three months ended June 30, 2000, no expense for the stock issuance and no SFAS 123 expense for the warrant issuance recognized.

On August 14, 2000 the Company issued 332,200 hares of the Company's common stock at $1.00 to the Company's attorney for services rendered, and a independent consultant for services rendered or to be rendered.

On April 23, 2001, the Company issued 9,000,000 shares of the Company's common stock at $0.033 per share to a non-related third party in settlement of an outstanding note payable of $30,000 and forgiveness of accrued interest.

On April 23, 2001, the Company issued 20,000,000 shares of the Company's common stock at $0.59 per share to a stockholder in settlement of a $10,500 note payable, forgiveness of accrued interest, assumption off all of the Company's debt with the exception of the convertible note payable to Triton, provide cash to continue operations and insure the timely compliance with Security and Exchange Commissions filings requirements through June 30, 2001, and services rendered and to be rendered in locating and consummating a suitable merger candidate.

NOTE 4 - DISSOLUTION OF THE CORPORATION
---------------------------------------

The Company is out of money and cannot pay its bills. All fund raising activities have been futile. Zenith Petroleum, a major stockholder, has offered to clean up the Company' bills, settle the note payable with Triton, settle the other outstanding debts, as well as to get the current 10-QSB filed. All five founders of the Company have signed over all but 1,000,000 shares each of their stock to Zenith Petroleum, and have issued 20,000,000 shares from unissued stock to give Zenith Petroleum a 51% interest in the Company. If the Company did not act immediately it will not be able to operate and file the June 30, 2001 10-QSB. The Company counsel, Joseph Pittera agreed that this was the only way to salvage the Company and uphold the directors' fiduciary responsibility to all stockholders. It was agreed upon by the Board of Directors to accept Zenith's proposal and fulfill all the requirements as quickly as possible. The Company has rescind its merger with Executive Golf Outings and spun off the IGA assets, and is currently seeking a suitable merger candidate.

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE 5 - SUBSEQUENT EVENTS
------------------------------

The Company has reached agreement with all of its major creditors, and payment has been made to a majority of them by June 30, 2001. Triton has agreed to convert its note payable, and all outstanding warrants and option for a 15% share of the common stock in the yet to be acquired post merger company.

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

COMPANY OVERVIEW

Internet Golf previously organized and conducted interactive golf tournaments on the internet. Through the Company web site, which became operational in May 1999 and which is located at www.IGALinks.com, persons interested in participating can become a member of the Internet Golf Association, also called the IGA. Once a member participants they can enroll in one or more virtual golf tournaments and, if their score is good enough relative to other members playing in the same tournament, potentially win cash prizes. To date the Company had held two test tournaments on the Company web site, which has now been distributed to a officer and director, along with the web sites related liabilities, in partial settlement of notes payable and accrued interest due to the officer.

On February 4, 1999, the Company founders formed Internet Golf Association, Inc. in the State of Nevada for the purpose of organizing and hosting internet based, interactive golf tournaments. On May 7, 1999, Internet Golf Association, Inc. was acquired by another Nevada corporation named Champion Ventures, Inc. Champion had previously been in several different industries, most recently mining, but had no significant operations for the three years prior to their acquisition of us. Immediately following the transaction, the founders owned a majority of the outstanding stock of Champion, and thus had control of Champion. For accounting purposes the Company recorded the transaction as a reverse acquisition whereby Internet Golf Association, Inc. was treated as having acquired Champion. Following the transaction, Champion changed its name to Internet Golf Association, Inc., and the former Internet Golf Association, which is now a wholly-owned subsidiary of Champion, changed its name to IGAT, Inc.

The material steps in the organization and development of the Company business during the next twelve months (assuming receipt of adequate funding) include the following:

*    Complete the payment off all vendors.
*    Locate a suitable merger candidate.
*    Consummate a merger on terms beneficial to the shareholders of the Company.

These steps involve substantial risk to the Company business. The biggest risks to the Company's success involve the potential inability to a suitable merger candidate.

RESULTS OF OPERATIONS

Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. For the three month period ended June 30, 2001, the Company generated no revenues and no gross profit, and a total gain of operations of $35,529. For the six month period ended June 30, 2001, the Company generated no revenues and no gross profit, and a total loss of operations of $33,470. From inception through June 30, 2001, Internet Golf has generated $64,705 in gross revenues with gross profit of $21,423 and a total loss of operations of $2,128,039.

Operating expenses and costs for the three month period ended June 30, 2001 were $(35,529) and consisted primarily of reversal of payroll and general and administrative expenses. Operating expenses and costs for the six month period ended June 30, 2001 were $33,470 and consisted primarily of payroll and general and administrative expenses. Interest expense for the six months ended June 30, 2001 was 446,878. During the quarter ended June 30, 2001 the Company recorded a gain of $104,469 on the settlement of its debt.

The net gain for the quarter ended June 30, 2001 was $24,121.

FINANCIAL CONDITION

The Company's financial statements at December 31, 2000 include an auditors' report containing a modification regarding an uncertainty about its ability to continue as a going concern. The December 31, 2000 financial statements also include an accumulated deficit of $1,812,294 as of June 30, 2001 and other indications of weakness in the Company's present financial position.

As of June 30, 2001, Internet Golf had assets of $76, consisting of cash.

Liabilities as of June 30, 2001 consist of accounts payable and accrued expenses of $48,888 and a long term convertible note (net of unamortized debt discount)of $275,002.

Stockholders' deficit consists of common stock of $61,085 (61,084,750 shares at $.001 par value), and additional paid-in capital of $1,117,924, offset by an accumulated deficit of $1,812,294.

LIQUIDITY AND CAPITAL RESOURCES

To date Internet Golf has financed its operations through the sale of securities in private placements to investors, which to date have totaled $616,250 in gross proceeds to Internet Golf, as well as a convertible note of $200,000 from an unaffiliated investor, a note from another unaffiliated investor for $187,500, and loans from officers of $40,000.

On May 18, 2000, Internet Golf commenced a registered offering of common stock through an offering registered on Form SB-2. This offering is for a total of 3,000,000 shares of common stock at $1.00 per share. The offering provided that only after $650,000 had been placed in escrow could the Company receive proceeds from this offering. The escrow had to be met by August 15, 2000. As of September 30, 2000, the escrow had not been broken. As of the date of this 10-QSB, however, the Company has received sufficient proceeds and has advised the escrow agent to release the escrow.

Internet Golf had cash of $76 as of June 30, 2001.

For the six month period ended June 30, 2001, Internet Golf used cash of $136,237 for operations, and was provided cash of $90,584 from financing activities (from the proceeds of the sale or issuance of stock of $167,284, offset by reduction of $76,700 on notes payable in the settlement of debt).

Internet Golf presently has no outstanding commitments for material capital expenditures.

On January 12, 2000, the Company entered into a promissory note with Alster Finance, an unrelated entity. Alster invested $187,500 in Internet Golf in the note. The note is unsecured, and is payable in one payment together with accrued interest at 8% per annum on August 31, 2000. The due date for the note was extended by Alster and Alster converted the Note to common stock at $1.00 per share.

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

ITEM 2 - CHANGES IN SECURITIES

On April 23, 2001, the Company issued 9,000,000 shares of the Company's common stock at $0.033 per share to a non-related third party in settlement of an outstanding note payable of $30,000 and forgiveness of accrued interest.

On April 23, 2001, the Company issued 20,000,000 shares of the Company's common stock at $0.59 per share to a stockholder in settlement of a $10,500 note payable, forgiveness of accrued interest, assumption off all of the Company's debt with the exception of the convertible note payable to Triton, and services rendered and to be rendered in locating and consummating a suitable merger candidate.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)     REPORTS  ON  FORM  8-K

8K at July 5, 2001
8K at July 5, 2001
8K at July 5, 2001

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNET GOLF ASSOCIATION, INC.

                                        By  /s/  Patricia Johnston
                                        ----------------------------------
                                        Patricia Johnston
                                        President  &  CEO

Dated: August 8, 2001