Form 10QSB
period 2001-09-30
INTERNET GOLF ASSOCIATION INC
filed 2001-11-07
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September 30, 2001

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

     Commission File No. 0-29015

                         INTERNET GOLF ASSOCIATION, INC.
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                          84-0605867
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                        Identification Number)

12835 East Arapahoe Road #600
Greenwood Village, CO                                               80112
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

     Yes   X     No
         ----

     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

  Title of each class of Common Stock          Outstanding as September 30, 2001
-----------------------------------------      ---------------------------------
       Common Stock, $0.001 par value                       61,084,750

     Transitional Small Business Disclosure Format (check one):

Yes  No   X
       ------
                                        1

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements.

Balance Sheets at September 30, 2001 (unaudited) and                      3
December 31, 2000(audited).

Statements of Operations (unaudited) for the nine months ended            4
September 30, 2001 and for the nine months ended
September 30, 2000(unaudited).

Statements of Operations for the nine months ended                        5
September 30, 2001 (unaudited), for the nine months ended
September 30, 2000 (unaudited), and for the period from inception on February 4, 1999 through September 30, 2001 (unaudited).

Statements of Cash Flows for the nine months ended                        6
September 30, 2001 (unaudited), for the nine months ended
September 30, 2000 (unaudited) and for the period from inception on February 4, 1999 to September 30, 2001 (unaudited).

Notes to Interim Financial Statements at September 30, 2001               8
(unaudited).

Item  2.     Plan of Operations.                                         13

                           PART II - OTHER INFORMATION

Item  1.     Legal Proceedings.                                          15

Item  2.     Changes in Securities.                                      15

Item  3.     Defaults Upon Senior Securities.                            15

Item  4.     Submission of Matters to a Vote of Security Holders.        15

Item  5.     Other Information.                                          15

Item  6.     Exhibits and Reports on Form 8-K.                           15

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2001               2000
                                                                 -------------      ------------
ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $         76     $     10,481
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .            -            3,343
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .            -           22,706
  Other current assets . . . . . . . . . . . . . . . . . . . . .            -                _
                                                                 -------------    -------------
    Total current assets . . . . . . . . . . . . . . . . . . . .           76           36,530
                                                                 -------------    -------------

Property and equipment, at cost:
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .            -           18,936
  Computers. . . . . . . . . . . . . . . . . . . . . . . . . . .            -           15,118
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .            -            1,195
                                                                 -------------    -------------
                                                                            -           35,249
  Less accumulated depreciation. . . . . . . . . . . . . . . . .            -           (9,651)
                                                                 -------------    -------------
    Total property and equipment, net. . . . . . . . . . . . . .            -           25,598
                                                                 -------------    -------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            -              500
                                                                 -------------    -------------

                                                                 $         76     $     62,628
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $    72,295   $      182,487
  Accrued officers' salary . . . . . . . . . . . . . . . . . . .            -           72,825
  Notes payable to officers. . . . . . . . . . . . . . . . . . .            -           66,200
  Notes payable to a shareholder . . . . . . . . . . . . . . . .            -           10,500
                                                                  ------------  ---------------
    Total current liabilities. . . . . . . . . . . . . . . . . .       72,295          332,012
                                                                  ------------  ---------------

Long-term liabilities:
  Convertible note payable, net of unamortized discount
    of $58,331 and $87,498 at June 30, 2001 and
    December 31, 2000, respectively. . . . . . . . . . . . . . .      333,333          245,835
                                                                  ------------  ---------------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . .      405,628          577,847
                                                                  ------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding . . . . . . . .            -                -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 61,084,750 and 32,084,750 shares issued and
    outstanding at September 30, 2001 and December 31, 2000,
    respectively  (including 0 and 32,000 shares committed and not issued at September 30, 2001 and December 31, 2000,
    respectively). . . . . . . . . . . . . . . . . . . . . . . .       61,085           32,085
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    1,406,863        1,289,111
  Deficit accumulated during the development stage . . . . . . .   (1,873,500)      (1,836,415)
                                                                  ------------  ---------------
    Total stockholders' deficit. . . . . . . . . . . . . . . . .     (405,552)        (515,219)
                                                                  ------------  ---------------

                                                                  $        76   $       62,628
                                                                  ============  ===============

                    See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                      --------------------  --------------------
Revenues . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                70

Cost of revenues . . . . . . . . . . . . . . . . . .                    -                     -
                                                      --------------------  --------------------

Gross profit . . . . . . . . . . . . . . . . . . . .                    -                    70
                                                      --------------------  --------------------

Operating expenses:
  General and administrative . . . . . . . . . . . .               16,753               251,944
  Payroll and related. . . . . . . . . . . . . . . .                    -                51,068
  Advertising and related. . . . . . . . . . . . . .                    -                   226
  Depreciation . . . . . . . . . . . . . . . . . . .                    -                 2,937
                                                      --------------------  --------------------
                                                                   16,753               306,175
                                                      --------------------  --------------------

Loss from operations . . . . . . . . . . . . . . . .              (16,753)             (306,105)

Interest expense, net of interest income of $ 0 and
  $133, respectively . . . . . . . . . . . . . . . . .             35,832                40,682

Gain on conversion of debt to stock. . . . . . . . .                                    484,875
                                                      --------------------  --------------------

Gain (loss) before provision for taxes. . . . . .  .              (52,585)              138,088

Provision for taxes. . . . . . . . . . . . . . . . .                    -                     -
                                                      --------------------  --------------------

Net gain (loss). . . . . . . . . . . . . . . . . . .  $           (52,585)  $           138,088
                                                      ====================  ====================

Basic and diluted net gain (loss)
   per common share. . . . . . . . . . . . . . . . .  $              0.00   $              0.00
                                                      ====================  ====================

Basic and diluted weighted average common
  shares outstanding . . . . . . . . . . . . . . . .           56,270,653            32,042,500
                                                      ====================  ====================



                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                            FEBRUARY 4, 1999
                                                                                (DATE OF
                                             NINE MONTHS     NINE MONTHS       INCEPTION)
                                                ENDED           ENDED           THROUGH
                                            SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                2001            2000             2001
                                          ----------------  -------------  ---------------
Revenues . . . . . . . . . . . . . . . .  $               -   $   20,645   $       64,705

Cost of revenues . . . . . . . . . . . .                  -        9,972           43,282
                                          ------------------  -----------  ---------------

Gross profit . . . . . . . . . . . . . .                  -       10,673           21,423
                                          ------------------  -----------  ---------------

Operating expenses:
  General and administrative . . . . . .             50,369      611,013        1,294,657
  Payroll and related. . . . . . . . . .                  -      163,405          351,903
  Advertising and related. . . . . . . .                  -        6,097          510,150
  Depreciation . . . . . . . . . . . . .                  -       10,831            9,651
                                          ------------------  -----------  ---------------
                                                     50,369      791,346        2,166,361
                                          ------------------  -----------  ---------------

Loss from operations. . . . . . . . . .             (50,369)    (780,673)      (2,144,938)

Interest expense, net of interest income
  of $0, $133, and $2,100, respectively.            111,877      119,475          336,998

Gain on conversion of debt to stock . .                   -      484,875          484,875

Gain on settlement of debt. . . . . . .             125,161            -          125,015
                                          ------------------  -----------  ---------------

Loss before provision for taxes. . . . .            (37,085)    (415,273)      (1,872,046)

Provision for taxes. . . . . . . . . . .                  -            -            1,600
                                          ------------------  -----------  ---------------

Net loss . . . . . . . . . . . . . . . .  $         (37,085)  $ (415,273)  $   (1,873,646)
                                          ==================  ===========  ===============

Basic and diluted net gain (loss)
  per common share . . . . . . . . . . .  $            0.00   $    (0.01)
                                          ==================  ===========

Basic and diluted weighted average
  common shares outstanding. . . . . . .         49,081,087   31,056,702
                                          ==================  ===========



                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                             FEBRUARY 4, 1999
                                                                                 (DATE OF
                                                NINE MONTHS     NINE MONTHS     INCEPTION)
                                                   ENDED           ENDED          THROUGH
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2001            2000            2001
                                              --------------   ------------- ---------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . $  (37,085)     $(415,273)     $(1,873,500)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization. . . . . . . .     77,849         98,332          232,645
    Value of shares issued for services. . . . .          -         29,323          156,981
    Estimated fair market value of warrants
      Issued for services. . . . . . . . . . . .          -        157,800          157,800
    Value of shares subscribed for services and
      beneficial conversion in connection with
      consulting services. . . . . . . . . . . .          -              -          146,500
    Issuance of stock for conversion of debt
      to capital . . . . . . . . . . . . . . . .                  (161,250)        (161,250)
    Write-off of note receivable to stockholder.          -              -           10,000
    Changes in operating assets and liabilities:
      Inventories. . . . . . . . . . . . . . . .     22,705              -                -
      Prepaid expenses.  . . . . . . . . . . . .          -              -                -
      Accounts receivable  . . . . . . . . . . .      3,343         (3,413)               -
      Other current assets . . . . . . . . . . .          -        (64,698)               -
      Accounts payable and accrued expenses. . .   (110,192)       (37,268)          57,295
      Other assets . . . . . . . . . . . . . . .        500           (500)               -
      Accrued officer salary . . . . . . . . . .    (72,825)        64,950                -
                                                  ----------     ----------     ------------

  Net cash used in operating activities. . . . . . (115,705)      (331,997)      (1,273,529)
                                                  ----------     ----------     ------------

Cash flows from investing activities:
  Issuance of note receivable to stockholder . .          -              -          (10,000)
  (Purchases) dispositions of property
    and equipment. . . . . . . . . . . . . . . .     35,248              -                -
  Cash paid for transaction costs. . . . . . . .          -              -         (125,000)
  Loan to related party. . . . . . . . . . . . .          -              -                -
  Software development costs . . . . . . . . . .          -              -                -
                                                  ----------     ----------     ------------

  Net cash used in investing activities. . . . .     35,248              -         (135,000)
                                                  ----------     ----------     ------------

Cash flows from financing activities:
  Proceeds from sale/issuance of common stock. .    146,752              -          763,692
  Payments for redemption of common stock. . . .          -        (15,000)               -
  Issuance costs of shares sold  . . . . . . . .          -              -         (120,637)
  Proceeds from short-term note payable. . . . .          -        187,500          187,500
  Proceeds from notes payable to officers. . . .    (66,200)        40,000                -
  Proceeds from convertible note payable . . . .          -              -          200,000
  Proceeds from other short-term borrowings. . .    (10,500)       118,050          118,050
                                                  ----------     ----------     ------------

  Net cash provided by financing activities. . .     70,052        330,550        1,148,605
                                                 ----------      ----------     ------------

Net change in cash . . . . . . . . . . . . . . .    (10,405)        (1,447)        (259,924)

Cash at beginning of period. . . . . . . . . . .     10,481          3,775               -

Cash acquired. . . . . . . . . . . . . . . . . .          -              -          260,000
                                                  ----------     ----------     ------------

Cash at end of period. . . . . . . . . . . . . .  $      76      $   2,328      $        76
                                                  ==========     ==========     ============

                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS - CONTINUED


                                                                            FEBRUARY 4, 1999
                                                                                (DATE OF
                                              NINE MONTHS      NINE MONTHS     INCEPTION)
                                                 ENDED            NINE          THROUGH
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                 2001             2000            2001
                                           ---------------  --------------  ---------------
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
       Interest. . . . . . . . . . . . .    $           -      $   119,475   $     155,984
                                            ==============    ============  ===============
       Income taxes. . . . . . . . . . .    $           -     $        800   $       1,600
                                            ==============    ============  ===============





                  See accompanying notes to financial statements

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through September 30, 2001 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company has halted operations of the principal line of business, spun off its subsidiary, Executive Golf Outings, and is currently seeking a merger candidate with adequate financial resources to continue its existence, pursuing the line of business of the merger candidate. There can be no assurance that the Company will be able to locate a merger candidate with sufficient financial resources, or that if located, a merger will be consummated on terms satisfactory to the Company.

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

                               SEPTEMBER 30, 2001

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

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." At September 30, 2001, the Company has no material internal-use computer software development costs.

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

Reclassification
----------------

Certain reclassifications have been made to the February 4, 1999 (date of inception) through September 30, 2001 financial statements in order to conform to the classification used in the current quarter.

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

NOTE 3 - STOCKHOLDERS' EQUITY
---------------------------------

On January 3, 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock to outside consultants pursuant to various agreements. The warrants, which have exercise prices ranging from $1.83 to $2.00, vest immediately and are exercisable through January 1, 2002. During the nine months ended September 30, 2001, no SFAS 123 expense was recognized.

On March 1, 2000, the Company issued warrants to purchase 19,000 shares of the Company's common stock to outside consultants pursuant to a consulting agreement. The warrants, which have an exercise price of $2.00, vest immediately and are exercisable through March 1, 2002. During the nine months ended September 30, 2001, no SFAS 123 expense recognized.

On February 24, 2000, the Company issued 2,000 restricted shares and warrants to purchase 200,000 shares of the Company's common stock to directors. The warrants, which have an exercise price of $1.00, vest immediately and are exercisable through February 24, 2002. During the nine months ended
September 30, 2001, no expense for the stock issuance and no SFAS 123 expense for the warrant issuance recognized.

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

On April 23, 2001, the Company issued 20,000,000 shares of the Company's common stock at $0.0059 per share to a stockholder in settlement of a $10,500 note payable, forgiveness of accrued interest, assumption off all of the Company's debt with the exception of the convertible note payable to Triton, provide cash to continue operations and insure the timely compliance with Security and Exchange Commissions filings requirements through September 30, 2001, and services rendered and to be rendered in locating and consummating a suitable merger candidate.

NOTE 4 - DISSOLUTION OF THE CORPORATION
---------------------------------------

The Company was out of money and could not pay its bills. All fund raising activities had been futile. Zenith Petroleum, a major stockholder, had offered to clean up the Company' bills, settle the note payable with Triton, settle the other outstanding debts, as well as to get the current 10-QSB filed. All five founders of the Company have signed over all but 1,000,000 shares each of their stock to Zenith Petroleum, and have issued 20,000,000 shares from unissued stock to give Zenith Petroleum a 51% interest in the Company. If the Company did not act immediately it would not have be able to operate and file the March 31, 2001 10-QSB. The Company counsel, Joseph Pittera agreed that this was the only way to salvage the Company and uphold the directors' fiduciary responsibility to all stockholders. It was agreed upon by the Board of Directors to accept Zenith's proposal and fulfill all the requirements as quickly as possible. The Company has rescinded its merger with Executive Golf Outings and spun off the IGA assets, and is currently seeking a suitable merger candidate.

                        INTERNET GOLF ASSOCIATION, INC.
                          (DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 5 - SUBSEQUENT EVENTS
------------------------------

As of October 15, 2001 the Company has filed with the State of Nevada the requisite paperwork for a reverse stock split of 100 to 1. Any shareholder with less than 100 shares will receive one full share. Because of this, the total number of shares after the reverse stock split cannot be determined at this time.

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

RESULTS OF OPERATIONS

Internet Golf has been in its development stage since its inception on February 4, 1999. The Company had no operations prior to the May 7, 1999 combination with Champion. For the three month period ended September 30, 2001, the Company Generated no revenues and no gross profit, and a total loss from operations of $52,585. For the nine month period ended September 30, 2001, the Company generated no revenues and no gross profit, and a total loss from operations of $37,085. From inception through September 30, 2001, Internet Golf has generated $64,705 in gross revenues with gross profit of $21,423 and a total loss of operations from $2,144,938.

Operating expenses and costs for the three month period ended September 30, 2001 were $16,753 and consisted primarily of general and administrative expenses. Operating expenses and costs for the nine month period ended September 30, 2001 were $50,369 and consisted primarily of general and administrative expenses. Interest expense for the three months ended September 30, 2001 was $35,832. Interest expense for the nine months ended September 30, 2001 was $111,877. During the quarter ended September 30, 2001 the Company recorded a gain of $125,161 on the settlement of its debt.

The net loss for the quarter ended September 30, 2001 was $37,085.

FINANCIAL CONDITION

The Company's financial statements at December 31, 2000 include an auditors' report containing a modification regarding an uncertainty about its ability to continue as a going concern. The December 31, 2000 financial statements also include an accumulated deficit of $1,836,415. As of September 30, 2001 the financial statements included an accumulated deficit of $1,873,500 and other indications of weakness in the Company's present financial position.

As of September 30, 2001, Internet Golf had assets of $76, consisting of cash.

Liabilities as of September 30, 2001 consist of accounts payable and accrued expenses of $72,295 and a long term convertible note of $333,333.

Stockholders' deficit consists of common stock of $61,085 (61,084,750 shares at $.001 par value), and additional paid-in capital of $1,406,863, offset by an accumulated deficit of $1,873,500.

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

Internet Golf had cash of $76 as of September 30, 2001.

For the nine month period ended September 30, 2001, Internet Golf used cash of $115,705 for operations, and was provided cash of $70,052 from financing activities (from the proceeds of the sale or issuance of stock of $146,752, offset by reduction of $76,700 on notes payable in the settlement of debt).

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

ITEM 2 - CHANGES IN SECURITIES

No securities were issued during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default with respect to the payment of interest on the promissory notes described in Note 2 to the financial statements which are part of this report. The total unpaid interest on those promissory notes to date is $55,555.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

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

Dated: October 31, 2001