Form 10KSB
period 2001-12-31
INTERNET GOLF ASSOCIATION INC
filed 2002-04-12
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from  _________  to  _________

Commission File No. 0-29015

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                 (Name of Small Business Issuer in Its Charter)

NEVADA                                                      84-0605867
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                         Identification Number)

                         12835 East Arapahoe Road #600,
                        Greenwood Village, Colorado 80112
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

     Yes   X     No
         -----       -----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock         Outstanding as December 31, 2001
-----------------------------------         --------------------------------
Common Stock, $0.001 par value                    10,141,017


Transitional Small Business Disclosure Format (check  one):
Yes        No   X
    -----     -----

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

                                     PART I

Item 1.     Description of Business

American Oriental Bioengineering, Inc. (the "Company") was founded as Champion Ventures, Inc. on November 30, 1970. On May 7, 1999 the Company acquired Internet Golf Association, Inc. From 1999 until 2001, the Company attempted to build a business that would organize and conduct interactive golf tournaments on the internet. The Company's business model was not successful. During the fiscal year ended 2001, the Company ceased to have any operations. The Company had no employees on December 31, 2001.

RECENT DEVELOPMENTS

         On December 18, 2001, the Company and Harbin Three Happiness Bioengineering Co., Ltd., a company organized under the laws of the People's Republic of China, entered into an agreement whereby the Company will acquire 100% of the equity interest of Harbin Bioengineering. The effective date of the acquisition will not occur prior to the expiration of the statutory waiting period which will occur 20 days after the filing of the Revised Information Statement as Amendment No. 1 to Schedule 14C. In connection with the agreement, all of the directors and officers of the Company prior to the agreement have resigned. Tony Liu has been appointed the Chairman of the Board of Directors and President of the Company. Yanchun Li has been appointed Director and Treasurer of the Company. On January 3, 2002, the Company changed its name to American Oriental Bioengineering, Inc.

         The Company is including as an exhibit to this 10-KSB, the audited financial statements of Harbin Bioengineering as at fiscal year ended December 31, 2001. The Company is also including as an exhibit to this 10-KSB, the pro forma financial statements indicating on a pro forma basis the consolidated financial statements of the Company and Harbin Bioengineering. The Company will file consolidated financial statements for the Company and Harbin after the acquisition is completed.

         Harbin Bioengineering was founded by Mr. Tony Liu, the Chairman and President, and is a privately held entity. Harbin Bioengineering is engaged in the development and production of bioengineered products and traditional Chinese medicinal products. Due to its technology and market competitiveness and its inter-company synergies, Harbin Bioengineering is well-positioned to take advantage of the increasing demand for traditional Chinese medicinal products as well as significant opportunities for its newly developed and bioengineered products. Harbin Bioengineering has become a leading developer and producer of bioengineered products as well as traditional Chinese medicinal products in China.

         Since 1998, Harbin Bioengineering has focused on new product research which combines modern bio-technology and traditional Chinese medical technology and has developed 12 biotech products such as: Seaweed Iodine, Wen-Guan Fruit Kern Cream, Cease-Enuresis Capsule, 10-HDA, edible purple colorings, and fish protein. A new product developed by Harbin Bioengineering, the soybean peptide anti-cancer formula, is now in the process of clinical trials and was awarded as one of the major hi-tech projects in China. Harbin
Bioengineering's revenue increased 81% from USD 3.3 million in 1999 to USD 6 million in 2000. In 2000, the company's net profit was USD 1,000,000.

         Headquartered in the city of Harbin, in the Northeastern part of China, Harbin Bioengineering owns land with an area of 20,000 square meters. It has 12 sales and marketing branches and works with over 1000 retail distributors around China. Harbin Bioengineering has a total of 150 employees, over one-third of whom have advanced expertise in biotechnology. To support sustained growth in the development of high-tech products, Harbin Bioengineering also cooperates with Medical Plants Research Institute under the Chinese Academy of Medical Sciences, Heilongjiang Chinese Medical University, Harbin University of Medical Sciences, Ocean Research Institute of the Chinese Academy of Sciences and Ecological Research Institute of the Chinese Academy of Sciences. There are over 60 outside professors or experts in the fields of traditional Chinese medicine, marine bioengineering, food engineering, and chemistry associated with Harbin Bioengineering in its research and development in food engineering, clinics and chemistry, which supports Harbin Bioengineering's position in China's biotech industry and also established a solid base for Harbin Bioengineering's further growth.

         Harbin Bioengineering owns a bio-pharmaceuticals manufacturing facility, a bio food processing factory, and a biotech research institute. Each year, 6% of its total revenue is allocated to research and development. To commercialize its research results Harbin Bioengineering integrates its research and production efforts in strategic and operational planning.

Item 2.  Description of Property

The Company does not own any property and does not lease any property.

Item 3.  Legal Proceeding

The Company was not involved in any reportable legal proceedings during the period covered by this report.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the period covered by this report.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer, based upon the average bid and asked price of such common equity on March 27, 2001 as reported by the OTC Bulletin Board, was approximately $3,276,922. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

BID PRICES

YEAR    PERIOD                            HIGH     LOW
                                          ----     ---


2001    First Quarter                      .095    .006
        Second Quarter                     .135    .006
        Third Quarter                     1.500    .006
        Fourth quarter                    2.300    .020

2000    First Quarter                      2.25    .25
        Second Quarter                      .75    .50
        Third Quarter                       .37    .31
        Fourth quarter                      .09    .09


During the quarter ended December 31, 2001, the Company issued the following shares of common stock that were not registered under the Securities Act of 1933, as amended. Each of the following transactions were exempt from registration pursuant to Regulation D promulgated under and/or Section 4(2) of the Securities Act of 1933, as amended.

In consideration for the shareholders of Harbin Engineering agreeing to transfer all of their equity interest to the Company, on December 18, 2001, the Company issued the following number of shares of restricted common stock to the following individuals:

Tony Liu        4,900,319
Jun Min         1,206,228
Yanchun Li      1,055,450
Binsheng Li       376,946
Hai Yu            100,000
Yongxiang Chen    100,000
Zhengjun Zhu      275,000
Dijia Feng        180,000
Xiaojin Wong      152,000
Hungia Zhou        70,000
Ying Wang          70,000
Tongfa Fong        33,000
Dongtai Yang       20,000

On December 18, 2001, the Company issued 100,000 common shares to Patricia Johnston in exchange for Mrs. Johnston agreeing to serve as a consultant to the Company for a three year term.

On December 18, 2001, the Company issued 39,000 shares of restricted common stock to Christopher Dieterich in exchange for legal services provided by Mr. Dieterich.

On December 18, 2001, the Company issued 439,000 shares of restricted common stock to Zenith Petroleum Corporation in conversion of $87,800 debt owed by the Company to Zenith.

On December 18, 2001, the Company issued 100,000 shares of restricted common stock to Triton Private Equities Fund in conversion of debt owed by the Company to Triton.

On December 18, 2001, the Company issued 160,000 shares of restricted common stock to Mid-Continental Securities Corp. for its services in arranging the Acquisition.

Item 6.     Management Discussion and Analysis

         From 1999 until 2001, the Company attempted to build a business organizing and conducting interactive golf tournaments on the internet. During the fiscal year ended 2001, the Company ceased to have any operations.

RECENT DEVELOPMENTS

         On December 18, 2001, the Company and Harbin Three Happiness Bioengineering Co., Ltd., a company organized under the laws of the People's Republic of China, entered into an agreement whereby the Company will acquire 100% of the equity interest of Harbin Bioengineering. The effective date of the acquisition will not occur prior to the expiration of the statutory waiting period which will occur 20 days after the filing of the Revised Information Statement as Amendment No. 1 to Schedule 14C. Harbin Bioengineering is in the business of producing bioengineered dietary supplements and other products. The Company intends to continue the business operations conducted by Harbin Bioengineering.

RESULTS OF OPERATIONS

RECENT OPERATIONS

         The Company's auditors have expressed doubt as to the Company's ability to continue as a going concern.

         In fiscal year 2001, the company began to wind down its business operations. It borrowed $5,000, collected $1,250 on old receivables and paid out $16,655 against old debts. The Company continued to accrue expenses and interest.

         In April, 2001 the Company issued 29,000 shares (post split shares) and distributed certain assets valued at $47,044 in settlement of certain debts. The Company recognized an extraordinary gain on these transactions n the amount of $111,643.

         On December 18, 2001, as part of the definitive merger agreement, the Company issued 838,000 shares of common stock for retirement of debt, accrued expenses and merger costs at a stated value of $486,800. The Company recognized an extraordinary gain on these transactions in the amount of $285,222.

         The Company accrued net expenses of $36, 532 and accrued interest expense of $111,877 during the year. The Company had a loss before extraordinary items of $149,668 including depreciation of $1,259.

         The Company has deferred merger costs of $386,800 at December 31, 2001. Merger costs amounting to $286,800 will be expensed in the quarter the merger is final. The Company issued 100,000 shares for a stated value of $100,000 to Patricia Johnston, the prior president for future consulting. The $100,000 will be amortized over three years pursuant to the contract terms.

         The Company has 10,141,017 shares outstanding at year end at par $10,141. The Company has additional paid-in capital of $1,973,844 and accumulated deficit from inception to December 31, 2001 amounting to $1,589,218 for a net equity of $394,767.

Item 7.     Financial Statements

Please see attached financial exhibits.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         On December 18, 2001, the Registrant and Harbin Three Happiness Bioengineering Co., Ltd., a company organized under the laws of the People's Republic of China, entered into an agreement whereby the Registrant will acquire 100% of the equity interest of Harbin Bioengineering. In connection with the agreement, all of the directors and officers of the Registrant prior to the agreement have resigned and new directors and officers were appointed. In light of the agreement and the international operations of the Registrant on a going-forward basis, the Registrant determined to engage auditors and accountants.

         On April 9, 2002 the Directors of the Registrant authorized the engagement of Thomas Leger & Co, LLP as independent auditor to audit the Registrant's financial statements for the fiscal year ending December 31, 2001, to replace Larry O'Donnell, CPA, P.C. as the independent auditor engaged to audit the Registrant's financial statements as of December 31, 2000.

         The audit report of Larry O'Donnell, CPA, P.C. on the Registrant's consolidated financial statements for the fiscal year ended December 31, 2000 contained an explanatory paragraph regarding the Registrant's ability to continue as a going concern. Except as stated above, in connection with the audit of the Registrant's financial statements for the fiscal year ending December 31, 2000 and the related statement of operations, stockholders' deficit and cash flows for the period then ended and the period from inception, February 4, 1999 to December 31, 2000, and the subsequent interim period preceding the engagement of Thomas Leger & Co, LLP, there were no disagreements with Larry O'Donnell, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of the Company's current Directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of the Company. The Company's executive officers are elected annually by the Board of Directors. The Company's directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Name                         Age     Positions
----                         ---     ---------

Tony Liu                     51      Chairman of the Board, President
Yanchun Li                   33      Director, Treasurer

Tony Liu and Yanchun Li were appointed directors and officers of the Company in December 2001.

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

Item 10.    Executive Compensation

The executives of the Company receive no compensation from the Company.

Item 11.    Security Ownership

Common  stock

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2001 by each person known to the Company to own beneficially more than 5% of the Company's common stock, each of the Company's directors, each of the Company 's named executive officers; and all executive officers and directors as a group.

NAME              POSITION HELD         SHARES OWNED          %

Tony Liu          Director/President    4,900,319            48.32
Jun Min           Stockholder           1,206,228            11.89
Yanchun Li        Director/Treasurer    1,055,450            10.40
Zenith Petroleum  Stockholder           856,768(1)            8.57


(1) This includes the 100,000 shares issued to Patricia Johnston, who is the President of Zenith Petroleum

Item 12.    Certain Relationships and Related Transaction

On December 18, 2001, the Company issued 439,000 shares of restricted common stock to Zenith Petroleum Corporation in conversion of $87,800 debt owed by the Company to Zenith. Patricia Johnston, who was the President and a Director of the Company until December 2001, was President of Zenith.

Item 13.    Exhibits and Reports on Form 8-K

(A)         Exhibits

99.1

The financial statements required by Rule 310(a) of Regulation S-B for the Company are filed herein.

The financial statements required by Rule 3-05(b) of Regulation S-X for Harbin Bioengineering are filed herein.

The pro forma financial information in connection with the acquisition of Harbin Bioengineering required by Article 11 of Regulation S-K are filed herein.

(B)               Forms on 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN ORIENTAL BIOENGINEERING, INC.

April 10, 2002                        By /s/ Tony Liu
                                         ----------------------------------
                                         TONY LIU
                                         PRESIDENT AND CEO


April 10, 2002                        By /s/ Yanchun Li
                                         ------------------------------------
                                         YANCHUN LI
                                         TREASURER

Date: April 10, 2002

By /s/ Tony Liu
------------------------------------
Tony Liu, Chairman of the Board of Director Date: April 10, 2002

By /s/ Yanchun Li
------------------------------------
Yanchun Li, Director Date: April 10, 2002