Form 10QSB
period 2002-03-31
ORIENTAL BIOENGINEERING INC
filed 2002-05-17
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

/X/    Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2002

/ /    Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 0-29015

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                 (Name of Small Business Issuer in Its Charter)

NEVADA                                                                84-0605867
(State or Other Jurisdiction of     (IRS Employer Incorporation or Organization)
Identification Number)

                    c/o Warner Technology & Investment Corp.
                              18 Kimberly Court
                            East Hanover, NJ 07936
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (973) 966-8882
                           (Issuer's Telephone Number)

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

   Yes   X   No
      -----

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

 Title of each class of Common Stock               Outstanding as March 31, 2002
-------------------------------------              -----------------------------
   Common Stock, $0.001 par value                           10,141,017

Transitional Small Business Disclosure Format (check one):

Yes   No X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Plan of Operations.

              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities.
Item 3.  Defaults Upon Senior Securities.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Pages
                                                                                        -----
AMERICAN ORIENTAL BIOENGINEERING, INC.

MARCH 31, 2002

Balance Sheet as of March 31, 2002                                                      F-2

Statements of Operations for the three months ended March 31, 2002 and 2001 and for
the period from February 4, 1995 (date of inception) through March 31, 2002             F-3

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and for
the period from February 4, 1995 (date of inception) through March 31, 2002             F-4

Notes to Financial Statements                                                           F-5

UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Introduction                                                                            F-6

Pro Forma Combined Balance Sheet as of March 31, 2002                                   F-7

Pro Forma Combined Statement of Operations for the three months ended March 31, 2002    F-8

Pro Forma Combined Statement of Operations for the Year Ended December 31, 2001         F-9

HARBIN THREE HAPPINESS BIOENGINEERING LIMITED

MARCH  31, 2002

Balance Sheet as of March 31, 2002                                                      F-10

Statements of Income for the three months ended March 31, 2002                          F-11

Statements of Cash Flows for the three months ended March 31, 2002                      F-12

Notes to Financial Statements                                                           F-13

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                     FORMERLY INTERNET GOLF ASSOCIATION, INC
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                    UNAUDITED

                                                                           March 31,
                                                                             2002
                                                                         -----------
ASSETS

Current assets:
   Cash                                                                  $        76

Other assets
   Deferred merger costs                                                     386,800
   Other                                                                       8,691
                                                                         -----------
     Total other assets                                                      395,491
                                                                         -----------

Total Assets                                                             $   395,567
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                 $       800
                                                                         -----------

      Total liabilities                                                          800
                                                                         -----------

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued or outstanding
   Common stock, $0.001 par value, 20,000,000 shares
      authorized: 10,141,017 shares issued and
      outstanding at March 31, 2002                                           10,141
   Additional paid-in capital                                              1,973,844
   Deficit accumulated during the development stage                       (1,589,218)
                                                                         -----------

      Total stockholders' equity                                             394,767
                                                                         -----------

                                                                         $   395,567
                                                                         ===========

    The accompanying notes are an integral part of these financial statements.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                     FORMERLY INTERNET GOLF ASSOCIATION, INC
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                                                             February 4, 1999
                                                                                                                 (Date of
                                                                                                                Inception)
                                                                           Three Months Ended March 31,           Through
                                                                          -------------------------------        March 31,
                                                                               2002             2001               2002
                                                                          --------------   --------------    ----------------
Revenues                                                                  $            -   $            -    $         64,705

Cost of revenues                                                                       -                -              43,282
                                                                          --------------   --------------    ----------------

Gross profit                                                                           -                -              21,423
                                                                          --------------   --------------    ----------------

Operating expense
   General and administrative                                                          -           22,138           1,280,020
   Payroll and related                                                                 -           45,710             351,903
   Advertising and related                                                             -            1,344             510,150
   Depreciation                                                                        -            1,260              10,910
                                                                          --------------   --------------    ----------------
                                                                                       -           70,452           2,152,983
                                                                          --------------   --------------    ----------------

Loss from operations                                                                   -          (70,452)         (2,131,560)
                                                                          --------------   --------------    ----------------

Interest expense, net of interest income                                                           36,210             336,998

Gain on conversion of debt to stock                                                    -                -             484,875
                                                                          --------------   --------------    ----------------

Loss before provision for taxes                                                        -         (106,662)         (1,983,683)

Provision for taxes                                                                    -                -               2,400
                                                                          --------------   --------------    ----------------

Loss before extraordinary items                                                        -         (106,662)         (1,986,083)

Extraordinary gain:
   Settlement of debt for stock                                                        -                -             285,222
   Settlement of debt for assets                                                       -                -             111,643
                                                                          --------------   --------------    ----------------

Net loss                                                                  $            -   $     (106,662)   $     (1,589,218)
                                                                          ==============   ==============    ================

Basic and diluted net loss per common share:
   Loss from operations                                                   $            -   $         0.39
                                                                          --------------   --------------

   Net loss per common share                                              $            -   $         0.39
                                                                          ==============   ==============

Basic and diluted weighted average
   common shares outstanding                                                  10,141,017          279,011
                                                                          ==============   ==============
(Giving effect for 100 to 1 reverse stock split)

    The accompanying notes are an integral part of these financial statements.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                     FORMERLY INTERNET GOLF ASSOCIATION, INC
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                    UNAUDITED

                                                                                                             February 4, 1999
                                                                                                                 (Date of
                                                                                                                Inception)
                                                                           Three Months Ended March 31,           Through
                                                                          -------------------------------        March 31,
                                                                               2002             2001               2002
                                                                          --------------   --------------    ----------------
Cash flows from operating activities:
Net income (loss)                                                         $            -   $     (106,626)   $     (1,589,218)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Extraordinary gain on debt                                                        -                -            (396,865)
     Depreciation and amortization                                                     -           30,536             156,056
     Value of shares issued for interest and other expenses                            -                -             147,609
     Value of shares issued for services                                               -                -             156,981
     Estimated fair market value of warrants issued for services                       -                -             157,800
     Value of shares subscribed for services and beneficial
         conversion in connection with a consulting agreement                          -                -             146,500
     Issuance of stock for conversion of debt to capital                               -                -            (161,250)
     Write-off of note receivable to stockholder                                       -                -              10,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                               -            1,353              (2,093)
     Inventories                                                                       -                -             (22,705)
     Accounts payable and accrued expenses                                             -           61,221             223,957
                                                                          --------------   --------------    ----------------
   Net cash used in operating activities                                               -          (13,516)         (1,173,228)
                                                                          --------------   --------------    ----------------

Cash flows from investing activities:
     Issuance of note receivable to stockholder                                        -                -             (10,000)
     Purchase of property and equipment                                                -                -             (35,249)
     Cash paid for transaction costs                                                   -                -             125,000)
                                                                          --------------   --------------    ----------------
     Net cash used in investing activities                                             -                -            (170,249)

   Cash flow from financing activities:
     Proceeds from sale of common stock                                                -                -             616,940
     Issuance  costs of shares sold                                                    -                -            (120,637)
     Proceeds from short-term note payable                                             -                -             192,500
     Proceeds from notes payable to officers                                           -             (300)             66,200
     Proceeds from convertible note payable                                            -                -             200,000
     Proceeds from other short-term borrowings                                         -            3,800             128,550
                                                                          --------------   --------------    ----------------
     Net cash provided by financing activities                                         -            3,500           1,083,553
                                                                          --------------   --------------    ----------------
Net change in cash                                                                     -          (10,016)           (259,924)

Cash at beginning of period                                                           76           10,481                   -

Cash acquired in merger                                                                -                -             260,000
                                                                          --------------   --------------    ----------------

Cash at end of period                                                     $           76   $          465    $             76
                                                                          ==============   ==============    ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                             $            -   $       36,210    $        155,984
                                                                          ==============   ==============    ================

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN ORIENTAL BIOENGINEERING, INC
                    (FORMERLY INTERNET GOLF ASSOCIATION, INC.
                           DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2002

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Oriental Bioengineering, Inc. (a Nevada Corporation) ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The Company had no operations for the three months ended March 31, 2002.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE 2. - NATURE OF COMPANY

In an agreement dated December 18, 2001, Internet Golf Association agreed to acquire Harbin Three Bioengineering Limited, a limited liability company formed in the People's Republic of China. Under terms of the agreement, the Company has reversed split the stock 100 to 1 and changed its name to American Oriental Bioengineering, Inc.

Internet Golf Association, Inc. ("Internet Golf"), a Nevada corporation, was formed on February 4, 1999 and was inactive until the reorganization. Effective May 7, 1999 and pursuant to a plan of reorganization, Internet Golf completed a reorganization transaction with and into Champion Ventures, Inc. and subsidiary ("Champion"), a Nevada corporation. Under the terms of the agreement, all of Internet Golf's outstanding stock was exchanged for 2,550,000 shares of Champion common stock and Internet Golf became a wholly owned subsidiary of Champion. Internet Golf has treated the transaction as a reverse acquisition for accounting purposes, as the Internet Golf shareholders had control of the combined entity before and after the transaction. Therefore, Internet Golf has treated the transaction as the acquisition of Champion. Internet Golf changed its name to IGAT, Inc.; Champion changed its name to Internet Golf Association, Inc.

NOTE 3. - DEVELOPMENT STAGE

The Company has been in the development stage since its formation. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, advertising and promoting the Company and administrative functions along with developing the interface and related web site.

UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

The following unaudited pro forma combined financial statements give effect to the merger using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141 "Business Combinations." The following unaudited pro forma combined financial statements and the accompanying notes should be read in conjunction with the historical financial statements and related notes of American Oriental Bioengineering, Inc. (formerly Internet Golf Association, Inc.) (American Oriental) and Harbin Three Happiness Bioengineering Limited (Harbin), which are, included elsewhere in this document.

The unaudited pro forma combined financial statements are provided for information purposes only and does not purport to represent what the combined financial position and results of operations would have been had the merger in fact occurred on the dates indicated. The following unaudited pro forma combined balance sheet represents the combined financial position of American Oriental and Harbin as of March 31, 2002, assuming that the merger occurred on March 31, 2002. The unaudited proforma combined statements of operations give effect to the proposed merger of American Oriental and Harbin by combining the results of operations assuming that the merger occurred on January 1, 2002 and January 1, 2001. The unaudited proforma combined financial statements are presented for illustrative purposes only. The proforma adjustments are based upon available information and assumptions that management believes are reasonable.

                HARBIN THREE HAPPINESS BIOENGINEERING LIMITED AND
                     AMERICAN ORIENTAL BIOENGINEERING, INC.
     (FORMERLY INTERNET GOLF ASSOCIATION, INC. A DEVELOPMENT STAGE COMPANY)
                        PRO FORMA COMBINED BALANCE SHEET
                                 MARCH 31, 2002

                                                AMERICAN          HARBIN
                                                ORIENTAL           THREE             PRO FORMA
                                               (UNAUDITED)      (UNAUDITED)         ADJUSTMENTS            PRO FORMA
                                              ------------     -------------       -------------         -------------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $         76     $   1,981,307       $           -         $   1,981,383
  Trade receivables                                      -         1,398,678                   -             1,398,678
  Inventories                                            -            13,621                   -               613,621
  Prepaid expenses                                       -           738,633                   -               738,633
  Due from related parties                               -            97,591                   -                97,591
  Deferred taxes                                         -            40,067                   -                40,067
  Other                                                  -            30,361             (30,361)(2)                 -
                                              ------------     -------------       -------------         -------------
  Total Current assets                                  76         4,900,258             (30,361)            4,869,973

PROPERTY AND EQUIPMENT, NET                                        3,976,506                                 3,976,506
OTHER                                              395,491           790,663            (328,824)(1,2)         857,330
                                              ------------     -------------       -------------         -------------
                                              $    395,567     $   9,667,427       $    (359,185)        $   9,703,809
                                              ============     =============       =============         =============

     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense        $        800     $     450,765       $           -         $     451,565
  Bank loans                                             -         1,445,783                   -             1,445,783
  Other                                                  -           661,259                   -               661,259
                                              ------------     -------------       -------------         -------------
  Total current liabilities                            800         2,557,807                   -             2,558,607

Shareholders' equity                                     -                 -                   -                     -
  Members equity                                         -         7,109,620          (7,109,620)(1)                 -
  Common stock                                      10,141                 -                   -                10,141
  Paid-in capital                                1,973,844                 -           2,566,751 (1)         4,540,595
  Statutory requirement                                                                 (550,202)(1)          (550,202)
  Retained earings(deficit)                     (1,589,218)                -           4,733,886 (1,2)       3,144,668
                                              ------------     -------------       -------------         -------------
                                              $    395,567     $   9,667,427       $    (359,185)        $   9,703,809
                                              ============     =============       =============         =============

Notes to Pro Forma Financial Statements

1. Recapitalize American Oriental to reflect merger.

2. To write-off merger costs.

   The a companying notes are an integral part of these financial statements.

                HARBIN THREE HAPPINESS BIOENGINEERING LIMITED AND
                     AMERICAN ORIENTAL BIOENGINEERING, INC.
     (FORMERLY INTERNET GOLF ASSOCIATION, INC. A DEVELOPMENT STAGE COMPANY)
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                AMERICAN          HARBIN
                                                ORIENTAL           THREE             PRO FORMA
                                               (UNAUDITED)      (UNAUDITED)         ADJUSTMENTS         PRO FORMA
                                              ------------     -------------       -------------      -------------
Gross revenue                                 $          -     $   2,384,478       $           -      $   2,384,478
Cost of sales                                            -           901,701                   -            901,701
                                              ------------     -------------       -------------      -------------
Gross profit                                             -         1,482,777                   -          1,482,777

Selling, general and
  administrative expenses                                -           472,215                   -            472,215
Depreciation                                             -           101,731                   -            101,731
Interest                                                 -            23,258                   -             23,258
Merger costs                                             -                --             350,494(1)         350,494
Income Taxes                                             -            89,310                   -             89,310
                                              ------------     -------------       -------------      -------------
Net income                                    $          -     $     796,263       $     350,494      $     445,768
                                              ============     =============       =============      =============

Income per common share

Basic and diluted
  Net income                                  $          -                                            $        0.04
                                              ------------                                            -------------
Net income                                    $          -                                            $        0.04
                                              ============                                            =============

Weighted average number of common
  shares outstanding
  Basic and diluted                             10,141,017                                               10,141,017

Notes to Pro Forma Financial Statements

1. To write-off merger costs.

   The a companying notes are an integral part of these financial statements.

                HARBIN THREE HAPPINESS BIOENGINEERING LIMITED AND
                     AMERICAN ORIENTAL BIOENGINEERING, INC.
     (FORMERLY INTERNET GOLF ASSOCIATION, INC. A DEVELOPMENT STAGE COMPANY)
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                AMERICAN          HARBIN
                                                ORIENTAL           THREE             PRO FORMA
                                               (UNAUDITED)      (UNAUDITED)         ADJUSTMENTS         PRO FORMA
                                              ------------     -------------       -------------      -------------
Gross revenue                                 $          -     $   7,840,342       $           -      $   7,840,342
Cost of sales                                            -         3,558,672                   -          3,558,672
                                              ------------     -------------       -------------      -------------
Gross profit                                             -         4,281,670                   -          4,281,670

Selling, general and
  administrative expenses                                -         2,460,747                   -          2,460,747
Depreciation                                             -           384,305                   -            384,305
Interest                                                 -            91,705                   -             91,705
Merger costs                                             -                --             350,494(1)         350,494
Other Income                                             -          (190,127)                  -           (190,127)
Income Taxes                                                         218,932                   -            218,932
                                              ------------     -------------       -------------      -------------
Net income  from
  continuing operations                                            1,316,108             350,494            965,614

Net Income from discontinued
  operations                                       247,197                 -             247,197(2)               -
                                              ------------     -------------       -------------      -------------

Net income                                    $    247,197     $   1,316,108       $     597,691      $     965,614
                                              ============     =============       =============      =============

Income per common share

Basic and diluted
  Income from continuing
   operations                                 $          -                                            $        0.10
  Income from discontinued
   operations                                         0.29                                                        -
                                              ------------                                            -------------
Net income                                    $       0.29                                            $        0.10
                                              ============                                            =============

Weighted average number of common
  shares outstanding
  Basic and diluted                                860,713                                               10,141,017

Notes to Pro Forma Financial Statements

1. To write-off merger costs.

2. Eliminate income from discontinued operations.

   The a companying notes are an integral part of these financial statements.

                  HARBIN THREE HAPPINESS BIOENGINEERING LIMITED
                                  BALANCE SHEET
                             (United States Dollars)
                                    Unaudited

                                                                             March 31, 2002
                                                                             --------------
                                     ASSETS

CURRENT ASSETS
  Cash and bank balances                                                     $    1,981,307
  Trade receivables, net of provisions                                            1,398,678
  Inventory                                                                         613,621
  Prepayments for goods                                                             738,633
  Due from related parties                                                           97,591
  Deferred taxes                                                                     40,067
  Other                                                                              30,361
                                                                             --------------

TOTAL CURRENT ASSETS                                                              4,900,258

FIXED ASSETS, net of depreciation                                                 3,976,506

OTHER ASSETS, net of amortization                                                   790,663
                                                                             --------------

          TOTAL ASSETS                                                       $    9,667,427
                                                                             ==============

                            LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $      450,765
  Prepayments for materials                                                         254,142
  Bank loans                                                                      1,445,783
  Government grant                                                                  120,482
  Taxes payable                                                                     279,503
  Payable to related party                                                            7,132
                                                                             --------------

TOTAL CURRENT LIABILITIES                                                         2,557,807

MEMBERS' EQUITY                                                                   7,109,620
                                                                             --------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                        $    9,667,427
                                                                             ==============

   The a companying notes are an integral part of these financial statements.

                  HARBIN THREE HAPPINESS BIOENGINEERING LIMITED
                               STATEMENT OF INCOME
                             (United States Dollars)
                                    Unaudited

                                                          THREE MONTHS ENDED
                                                            March 31, 2002
                                                          ------------------
SALES                                                      $    2,384,478

COST OF SALES                                                     901,701
                                                           --------------
GROSS PROFIT                                                    1,482,777

SELLING AND ADMINISTRATIVE EXPENSE                                192,809

ADVERTISING                                                       106,217

GENERAL AND ADMINISTRATIVE EXPENSES                               173,189

DEPRECIATION AND AMORTIZATION                                     101,731

INTEREST                                                           23,258
                                                           --------------

INCOME BEFORE INCOME TAXES                                        885,573

INCOME TAXES                                                       89,310
                                                           --------------

NET INCOME                                                 $      796,263
                                                           ==============

   The a companying notes are an integral part of these financial statements.

                  HARBIN THREE HAPPINESS BIOENGINEERING LIMITED
                             STATEMENT OF CASH FLOWS
                             (United States Dollars)
                                    Unaudited

                                                          THREE MONTHS ENDED
                                                            March 31, 2002
                                                          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $      796,263
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                  101,731
(Increase)decrease in assets:
    Inventory                                                     (10,101)
    Trade receivables                                            (309,106)
    Advance payments                                             (172,702)
    Due from related parties                                       11,317
    Deferred taxes                                                 63,049
Increase(decrease) in liabilities:
    Trade payables and accrued expenses                            21,118
    Taxes payable                                                 191,472
    Prepayments                                                   (24,840)
                                                           --------------

Net cash provided by operating activities                         668,201
                                                           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                      (12,347)
                                                                        -
                                                           --------------
    Net cash used in investing activities                         (12,347)
                                                           --------------

NET INCREASE IN CASH AND BANK BALANCES                            655,854
    Cash and bank balances, beginning of period                 1,325,453
                                                           --------------

   Cash and bank balances, at end of period                $    1,981,307
                                                           ==============
Supplementary information:
   Interest paid                                           $       15,500
                                                           ==============
   Taxes paid                                              $       88,000
                                                           ==============

   The a companying notes are an integral part of these financial statements.

                  HARBIN THREE HAPPINESS BIOENGINEERING LIMITED
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Harbin Three Happiness Bioengineering Limited have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of American Oriental Bioengineering, Inc.'s financial statements Form 10-KSB for the year ended December 31, 2001.

NOTE 2. - NATURE OF COMPANY

Harbin Three Happiness Bioengineering Limited (a limited liability company), (the "Company") was formed in the People's Republic of China the "PRC" in 1995.

The principal activities of the Company are research, manufacture and sale of prescription and non-prescription health care products.

NOTE 3. - OTHER

The Company has announced a reverse merger with American Oriental
Bioengineering, Inc. (formerly Internet Golf Association, Inc.) ("AOBI"). Under the terms of the proposed merger agreement, AOBI would acquire 100% of the outstanding member interest of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company had no operations for the three-month period ended March 31, 2002. During the fiscal year ended 2001, the Company ceased to have any operations.

RECENT DEVELOPMENTS

On December 18, 2001, the Company and Harbin Three Happiness Bioengineering CO., Ltd., a Company organized under the laws of the People's Republic of China, entered into an agreement where by the company will acquire 100% of the equity interest of Harbin Bioengineering. The effective date of the acquisition will not occur prior to the expiration of the statutory waiting period, which will occur 20 days after the filing of the Revised Information Statement as Amendment No. 1 to Schedule 14C. Harbin Bioengineering is in the business of producing bioengineered dietary supplements and other products. The Company intends to continue the business operations conducted by Harbin Bioengineering.

RESULTS OF OPERATIONS: RECENT OPERATIONS

The Company's auditors have expressed doubt as to the Company's ability to continue as a going concern as of December 31, 2001.

The Company had no operations for the three-month period ended March 31, 2002. For the three-month period end March 31, 2001 the Company had no revenues and a net loss of $106,662.

The Company has deferred merger costs of $386,800 at March 31, 2002. Merger costs amounting to $286,800 will be expensed in the quarter the merger is final. The Company issued 100,000 shares for a stated value of $100,000 to Patricia Johnston, the prior president for future consulting. The $100,000 will be amortized over three years pursuant to the contract terms. As of March 31, 2001, the company had assets of approximately $50,000 and debts of approximately $672,000. These assets and liabilities were compromised during 2001.

The Company has 10,141,017 shares outstanding at March 31, 2002 at par $10,141. The Company has additional paid-in capital of $1,973,844 and accumulated deficit from inception to December 31, 2001 amounting to $1,589,218 for a net equity of $394,767.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not currently involved in any litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

No securities were issued during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Company's Form 8-K filed with the Commission on April 11, 2002 reporting Changes in Registrant's Certifying Accountant.

The Company's Form 8-K/A filed with the Commission on March 8, 2002 reporting a Change in Control of the Company.

The Company's Form 8-K filed with the Commission on January 10, 2002 reporting a Change in Control of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

By /s/ Tony Liu
--------------------------
Tony Liu
President & CEO
Dated: May