Form 10QSB
period 2002-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2002-08-14
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For  the  quarterly  period  ended  June 30, 2002

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


           NO.12 JIANCE ROAD, NANGANG DISTRICT, HARBIN, CHINA, 15008
                    (Address of principal executive offices)
                                 86-451-666-6601
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
(None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, par value $0.01
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
         ----        ----

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

  Title of each class of Common Stock            Outstanding as June 30, 2002
--------------------------------------------------------------------------------
       Common Stock, $0.01 par value                    10,141,017

Transitional Small Business Disclosure Format (check one):

Yes       No   X

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

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

                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Statements made in this report other than statements of historical or current fact, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve know and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions.

RECENT DEVELOPMENTS

On January 10, 2002, the Company filed a Current Report on Form 8-K reporting the acquisition (the "Acquisition") by the Company of all of the equity interest of Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a People's Republic of China company. On June 26, 2002, the Acquisition became effective when the Company filed Articles of Exchange with the Secretary of State of Nevada. On July 1, 2002, the Company filed an Amendment No. 2 to the Company's Current Report on Form 8-K in order to report the effectiveness of the Acquisition.

As a result of the reverse merger, historical financial data of Harbin Bioengineering is substituted for prior financial data. Immediately prior to the effective date the company had deferred merger costs of $395,847 of which $312,514 was expensed following the effective date. The remaining $83,333 will be expensed in the future over the life of a consulting agreement.

RESULTS OF OPERATION

       THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED
                                  JUNE 30, 2001

Revenues increased by $774,493 or 48% from $1,613,943 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts.

Cost of sales increased by $225,466 or 30% to $974,735 from $749,269 for the three months ended June 30, 2002, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

Selling expenses increased by $126,016 or 108% to $242,711 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts.

Advertising expenses increased by $198,641 or 52% to $379,364 as compared to the corresponding period of the prior year. This increase is attributed to advertising efforts.

General and administrative expenses increased by $185,045 or 278% to $251,533 as compared to the corresponding period of the prior year. This increase is the result of increased professional fees associated with becoming a publicly traded company.

Depreciation and amortization increased by $9,769 or 9% as compared to the corresponding period to the prior year. This is the result of additions to property, plant and equipment in 2001.

Other income increased by $72,441. This was the result of consulting services.

Our net income decreased by $499,744 to a net loss of $185,835 from a net income of $313,909. Our merger became effective June 26, 2002 and merger expenses totaling $589,824 were expensed during the current quarter. The Company will not receive any tax benefit from approximately $312,514 of these expenses since these expenses were incurred by the United States parent company. Taxes are provided on foreign operations only.


         SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED
                                  JUNE 30, 2001

Revenues increased by $1,179,825 or 33% as compared to the corresponding period of the prior year. This increase is attributed to increased selling and marketing efforts.

Cost of sales increased by $259,136 or 16% to $1,876,436 as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

Selling expenses increased by $205,232 or 89% to $435,580 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts.

Advertising decreased by $136,254 or 22% to $485,581 compared to the corresponding period of the prior year. However, advertising expense was increased during the current quarter by $273,147 to $379,364 compared to $106,217 incurred in the first quarter of 2002. This increase is attributed to increased marketing efforts during the second quarter compared to the first quarter of 2002.

General and administrative expenses increased by $226,618 or 114% to $424,722 as compared to the corresponding period of the prior year. This increase is the result of increased professional fees associated with becoming a publicly traded company.

Depreciation and amortization increased by $40,670 or 23% as compared to the corresponding period of the prior year. This is the result of additions to property, plant and equipment in 2001.

Other income increased by $72,523. This was the result of consulting income.

Our net income increased by $18,328 to $610,428. Merger expenses totaling $589,824 were expensed during the six months ended June 30, 2002, as the merger with Harbin Three Happiness Bioengineering became effective June 26, 2002. The company will not receive any tax benefit from approximately $312,514 of merger expenses, which were incurred by the United States parent company. Taxes are provided on foreign operations only.

LIQUIDITY AND CAPITAL RESOURCES

We have funded capital requirements through operations. As of June 30, 2002 we had a cash balance of $2,480,767 and a working surplus of $2,655,817. This compares with a cash balance of $322,777 and a working capital surplus of $685,162 for the corresponding period of the prior year.

Net cash provided from operating activities increased by $855,852 to $1,178,629 from $322,777 for the six months ended June 30, 2002 as compared to the corresponding period of the prior year. This increase is primarily the result of: $312,514 non-cash charge to income of merger expenses; a net decrease in current assets of $187,204; and a net increase in current liabilities of $296,416.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                           CONSOLIDATED BALANCE SHEET
                            (United States Dollars)
                                   Unaudited

                                     ASSETS

                                                               June 30,       December 31,
                                                                 2002            2001
                                                              -----------     -----------
CURRENT ASSETS
  Cash and bank balances                                      $ 2,480,767     $ 1,325,453
  Trade receivables, net of provisions                          1,558,649       1,089,572
   Inventory                                                      732,030         603,520
   Prepayments for goods                                          766,290         565,931
   Due from related parties                                            --         108,908
   Deferred taxes                                                  40,067         103,116
   Other                                                           83,333          30,361
                                                              -----------     -----------

TOTAL CURRENT ASSETS                                            5,661,136       3,826,861

FIXED ASSETS, net of depreciation                               3,899,616       4,043,301

OTHER ASSETS, net of amortization                                 763,119         813,253
                                                              -----------     -----------


TOTAL ASSETS                                                  $10,323,871     $ 8,683,415
                                                              ===========     ===========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $   901,677     $   429,647
   Prepayments for materials                                      297,790         278,982
   Bank loans                                                   1,445,783       1,445,783
   Government grant                                               120,482         120,482
   Taxes payable                                                   69,904          88,031
   Payable to related party                                       169,683           7,133
                                                              -----------     -----------

TOTAL CURRENT LIABILITIES                                       3,005,319       2,370,058

MEMBERS' EQUITY                                                        --       6,313,357
                                                              -----------     -----------

SHAREHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
    Common stock, $.001 par value, 20,000,000 shares
         authorized: 10,141,017 issued and outstanding at
         December 31, 2001 and June 30, 2002                       10,141              --
    Additional paid-in capital                                  4,010,408              --
    Retained Earnings                                           3,298,003              --
    Equity in the amount of $716,202 and $550,202
          is restricted at June 30, 2002 and December
          31, 2001                                                     --              --
                                                              -----------     -----------

TOTAL EQUITY                                                    7,318,552       6,313,357
                                                              -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $10,323,871     $ 8,683,415
                                                              ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                            (United States Dollars)
                                   Unaudited

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       June 30,                          June 30,
                                                            ------------------------------      ----------------------------
                                                                2002              2001              2002            2001
                                                            ------------      ------------      ------------    ------------
SALES                                                       $  2,388,436      $  1,613,943      $  4,772,914    $  3,593,089

COST OF SALES                                                    974,735           749,269         1,876,436       1,617,300
                                                            ------------      ------------      ------------    ------------

GROSS PROFIT                                                   1,413,701           864,674         2,896,478       1,975,789

SELLING AND ADMINISTRATIVE EXPENSE                               242,771           116,755           435,580         230,348

ADVERTISING                                                      379,364           180,723           485,581         621,835

GENERAL AND ADMINISTRATIVE EXPENSES                              251,533            66,488           424,722         198,104

MERGER COSTS                                                     589,824                --           589,824              --

DEPRECIATION AND AMORTIZATION                                    115,403           105,634           217,134         176,464

INTEREST                                                          23,260            22,913            46,518          46,506

OTHER (INCOME)EXPENSE                                            (72,523)              (82)          (72,523)             --
                                                            ------------      ------------      ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                               (115,931)          372,243           769,642         702,532

INCOME TAXES                                                      69,904            58,334           159,214         110,432
                                                            ------------      ------------      ------------    ------------

NET INCOME (LOSS)                                           $   (185,835)     $    313,909      $    610,428    $    592,100
                                                            ============      ============      ============    ============

Basic and diluted net income (loss) per common share:

Basic and diluted net income (loss) per common share        $      (0.02)     $       0.03      $       0.06            0.06
                                                            ============      ============      ============    ============

Basic and diluted weighted average common
     Shares outstanding                                       10,141,017        10,141,017(1)     10,141,017      10,141,017(1)
                                                            ============      ============      ============    ============

(1) Number of shares outstanding the day of the merger for comparison only

   The accompanying notes are an integral part of these financial statements.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (United States Dollars)
                                   Unaudited

                                                          SIX MONTHS ENDED
                                                   ------------------------------
                                                   June 30, 2002    June 30, 2001
                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   610,148      $   592,100
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation and amortization                       217,134          176,464
    Deferred merger costs                               312,514               --
(Increase)decrease in assets:
    Inventory                                          (128,510)         161,241
    Trade receivables                                  (469,077)        (987,908)
    Advance payments                                   (200,359)         (15,204)
    Due from related parties                            108,908           90,458
    Deferred taxes                                       63,049               --
    Other                                                30,361          (32,419)
Increase(decrease) in liabilities:
    Trade payables and accrued expenses                 471,230          480,718
    Taxes payable                                       (18,127)         (43,179)
    Prepayments                                          18,808         (132,651)
    Due to related party                                162,550           33,157
                                                    -----------      -----------

Net cash provided by operating activities             1,178,629          322,777
                                                    -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                            (23,315)              --
                                                    -----------      -----------
    Net cash used in investing activities               (23,315)              --
                                                    -----------      -----------


NET INCREASE IN CASH AND BANK BALANCES                1,155,314          322,777
    Cash and bank balances, beginning of period       1,325,453          470,448
                                                    -----------      -----------

    Cash and bank balances, at end of period        $ 2,480,767      $   793,225
                                                    ===========      ===========

Note - On June 26, 2002 the reverse merger
with Harbin Three Happiness Bioengineering
Limited was finalized. The following amounts
represent the non-cash portion of this
transaction:
    Other                                           $    83,333
    Merger Costs                                        312,514
    Accrued  Expenses                                      (800)
                                                    -----------
                                                    $   395,047
                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN ORIENTAL BIOENGINEERING, INC
                   (FORMERLY INTERNET GOLF ASSOICATION, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2002
--------------------------------------------------------------------------------

NOTE 1. - BASIS OF PRESENTATION

The unaudited consolidated financial statements of American Oriental Bioengineering, Inc. (formerly Internet Golf Association, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2. - NATURE OF COMPANY

On December 18, 2001, the Registrant and Harbin Bioengineering entered into an agreement whereby the Registrant acquired 100% of the equity interest of Harbin Bioengineering. As a result, Harbin Bioengineering became a wholly-owned subsidiary of the Registrant (the "Acquisition"). The Registrant exchanged 8,538,943 shares of its common stock for that number of shares of Harbin Bioengineering that constitutes 100% of the equity interest of Harbin Bioengineering. On December 18, 2001, the directors and executive officers of the Registrant resigned and Shujun Liu was appointed Chairman of the Board of Directors and President of the Registrant. On June 26, 2002, the Acquisition became effective when the Company filed Articles of Exchange with the Secretary of State of Nevada.

NOTE 3. - FOREIGN CURRENCY CONVERSION

The Company financial information is presented in US dollars. People's Republic of China currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 4. - INCOME TAXES

Income taxes are provided on Harbin Three Happiness Bioengineering Limited in accordance with taxation principles currently effective in the People's Republic of China.

NOTE 5. - SUBSEQUENT EVENTS

On August 5, 2002, the Company issued an aggregate of 1,200,000 shares of its common stock to three independent consultants who will provide services to the Company. The average between the bid and ask price on the day of issuance was $0.35 per share. The aggregate value of the issuance on the date of issuance was $420,000.

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

ITEM 2 - CHANGES IN SECURITIES

No securities were issued during the period covered by this report. See Subsequent Events in Management's Discussion and Analysis.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

By  /s/  Shunjun Liu
---------------------------------------
Shunjun Liu
President
Dated: August 14, 2002