Form 10QSB
period 2002-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2002-11-14
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For  the  quarterly  period  ended  September 30, 2002

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File No. 0-29015

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NO.12 JIANCE ROAD, NANGANG DISTRICT, HARBIN, CHINA, 15008

(Address of principal executive offices)

86-451-666-6601

(Issuer’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT            :               (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT            :

Common Stock, par value $0.01

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date:

Title of each class of Common Stock	Outstanding as September 30, 2002
Common Stock, $0.01 par value	11,341,017

Transitional Small Business Disclosure Format (check one):

Yes   ☐    No  ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item  1.                   Financial Statements.

•                        Statement of Income

•                        Balance Sheet

•                        Cash Flow Statement

•                        Notes 5. - Subsequent Events

Item  2.                   Management Discussions & Anlaysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings.

Item  2.     Changes in Securities.

Item  3.     Defaults Upon Senior Securities.

Item  4.     Submission of Matters to a Vote of Security Holders.

Item  5.     Other Information.

Item  6.     Exhibits and Reports on Form 8-K.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC

(FORMERLY INTERNET GOLF ASSOCIATION, INC.)

CONSOLIDATED BALANCE SHEET

UNAUDITED

SEPTEMBER 30, 2002

ASSETS

	September 30,	December 31,
	2002	2001
CURRENT ASSETS
Cash and bank balances	$2,125,943	$1,325,453
Trade receivables, net of provisions	1,690,507	1,089,572
Inventory	693,843	603,520
Prepayments for goods	1,125,239	565,931
Due from related parties	10,690	108,908
Deferred taxes	40,067	103,116
Deferred consulting expense	565,625	30,361

TOTAL CURRENT ASSETS	6,251,914	3,826,861

FIXED ASSETS, net of depreciation	3,841,567	4,043,301

OTHER ASSETS, net of amortization	740,528	813,253

TOTAL ASSETS	$10,834,009	$8,683,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$654,062	$429,647
Prepayments for materials	170,742	278,982
Bank loans	1,445,783	1,445,783
Government grant	120,482	120,482
Taxes payable	76,031	88,031
Payable to related party	175,094	7,133

TOTAL CURRENT LIABILITIES	2,642,194	2,370,058

MEMBERS’ EQUITY	—	6,313,357

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value, 20,000,000 shares authorized: 10,141,017 and 11,341,017 issued and outstanding at December 31, 2001 and September 30, 2002	11,341	—
Additional paid-in capital	4,609,208	—
Retained Earnings	3,571,266	—
Equity in the amount of $716,202 and $550,202 is restricted at September 30, 2002 and December 31, 2001.	—	—

TOTAL EQUITY	8,191,815	6,313,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,834,009	$8,683,415

AMERICAN ORIENTAL BIOENGINEERING, INC

(FORMERLY INTERNET GOLF ASSOCIATION, INC.)

CONSOLIDATED STATEMENT OF INCOME

UNAUDITED

SEPTEMBER 30, 2002

	NINE MONTHS ENDED			THREE MONTHS ENDED
	September 30, 2002			September 30, 2002
	2002	2001		2002	2001

SALES	$7,671,287	$5,942,244		$2,898,373	$2,349,155

COST OF SALES	2,931,092	2,486,325		1,054,656	869,025

GROSS PROFIT	4,740,195	3,455,919		1,843,717	1,480,130

SELLING AND ADMINISTRATIVE EXPENSE	720,737	513,927		285,157	283,579

ADVERTISING	1,087,507	821,128		601,926	199,293

GENERAL AND ADMINISTRATIVE EXPENSES	923,302	446,372		498,580	248,268

MERGER COSTS	589,824	—		—	—

DEPRECIATION AND AMORTIZATION	317,369	289,234		100,235	112,770

INTEREST	69,960	70,202		23,442	23,696

OTHER (INCOME)EXPENSE	(87,441)	(2,349)		(14,918)	(2,349)

INCOME BEFORE INCOME TAXES	1,118,937	1,317,405		349,295	614,873

INCOME TAXES	235,245	197,610		76,032	87,178

NET INCOME	$883,692	$1,119,795		$273,263	$527,695

Basic and diluted net income per common share:

Basic and diluted net income per common share	$0.08	0.11		$0.03	0.05

Basic and diluted weighted average common Shares outstanding	10,467,987	10,141,017	(1)	10,923,625	10,141,017	(1)

(1) Number of shares outstanding the day of the merger for comparison only

AMERICAN ORIENTAL BIOENGINEERING, INC

(FORMERLY INTERNET GOLF ASSOCIATION, INC.)

CONSOLIDATED STATEMENT OF CASH FLOW

UNAUDITED

SEPTEMBER 30, 2002

	NINE MONTHS ENDED
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$883,692	$1,119,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317,369	289,234
Deferred merger costs	312,514	—
Stock issued for services	600,000	—
(Increase)decrease in assets:
Inventory	(90,323)	(14,897)
Trade receivables	(600,935)	(581,515)
Advance payments	(559,308)	(167,764)
Due from related parties	98,218	(71,557)
Due from shareholders	—	(332,530)
Due from employees	—	(41,995)
Deferred taxes	63,049	3,659
Deferred consulting expense	(452,211)	—
Increase(decrease) in liabilities:
Trade payables and accrued expenses	223,614	320,268
Taxes payable	(12,000)	(8,011)
Prepayments	(108,240)	45,391
Due to related party	167,961	(97,934)
Net cash provided by operating activities	843,400	462,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(42,910)	(13,624)
Net cash used in investing activities	(42,910)	(13,624)
NET INCREASE IN CASH AND BANK BALANCES	800,490	448,520
Cash and bank balances, beginning of period	1,325,453	470,448
Cash and bank balances, at end of period	$2,125,943	$918,968

Note 1 - On June 26, 2002 the reverse merger with Harbin Bioengineering was finalized. The following amounts represent the non-cash portion of this transaction:

Other	$83,333
Merger Costs	312,514
Accrued Expenses	(800)
$395,047

Note 2 - On August 2, 2002 the Company issued  1,200,000 shares of common stock for consulting  services.

AMERICAN ORIENTAL BIOENGINEERING, INC

(FORMERLY INTERNET GOLF ASSOCIATION, INC.)

NOTES TO THE FINANCIAL STATEMENTS

UNAUDITED

SEPTEMBER 30, 2002

NOTE 1. - BASIS OF PRESENTATION

The unaudited consolidated financial statements of American Oriental Bioengineering, Inc. (formerly Internet Golf Association, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2. - NATURE OF COMPANY

On December 18, 2001, the Company and Harbin Three Hapiness Bioengineering Co., Ltd. ("Harbin Bioengineering") entered into an agreement whereby the Company acquired 100% of the equity interest of Harbin Bioengineering. As a result, Harbin Bioengineering became a wholly owned subsidiary of the Company (the “Acquisition”). The Company exchanged 8,538,943 shares of its common stock for that number of shares of Harbin Bioengineering that constitutes 100% of the equity interest of Harbin Bioengineering. On December 18, 2001, the directors and executive officers of the Company resigned and Shujun Liu was appointed Chairman of the Board of Directors and President of the Company. On June 26, 2002, the Acquisition became effective when the Company filed Articles of Exchange with the Secretary of State of Nevada.

Refer to “NOTE 5. - SUBSEQUENT EVENTS” in the Management Discussions and Analysis section for acquisition events occured after September 30, 2002.

NOTE 3. - FOREIGN CURRENCY CONVERSION

The Company financial information is presented in US dollars. The People’s Republic of China ("PRC") currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 4. - INCOME TAXES

Income taxes are provided on Harbin Bioengineering in accordance with taxation principles currently effective in the People’s Republic of China.

NOTE 5. - SUBSEQUENT EVENTS

On October 15, 2002, the Company filed an Information Statement of Schedule 14C reporting the issuance of 20,284,810 shares of common stock and 1,000,000 shares of class A preferred stock in consideration for all of the ownership interest in a soybean protein peptide biochemical engineering project (the “Project”) as described in the purchase agreement, dated as of August 17, 2002 by Shujun Liu and the Company (“Purchase Agreement”).  The value of the common stock to be issued is approximately $3,205,000, which is equivalent to $0.158 per share of common stock which is the average of the closing price for the five-day period immediately following the date of the Purchase Agreement, i.e, from August 19, 2002 to August 23, 2002.  By acquiring the Project, among other assets, the Company will acquire ownership of the building housing of the Project’s manufacturing plant, manufacturing equipment, and environmental control equipment the historical cost of which is approximately $3,205,000.  In addition, the Company will receive the right to produce the products that resulted from the Project as well as ownership rights on a pending patent in the PRC for the process of the extraction and production of soybean peptide. The patent registration is expected to be issued in December 2002.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report other than statements of historical or current fact, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory and accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT DEVELOPMENTS

On January 10, 2002, the Company filed a Current Report on Form 8-K reporting the acquisition (the “Acquisition”) by the Company of all of the equity interest of Harbin Bioengineering, a People’s Republic of China company. On June 26, 2002, the Acquisition became effective when the Company filed Articles of Exchange with the Secretary of State of Nevada. On July 1, 2002, the Company filed an Amendment No. 2 to the Company’s Current Report on Form 8-K in order to report the effectiveness of the Acquisition.

As a result of the reverse merger, historical financial data of Harbin Bioengineering is substituted for prior financial data.  Immediately prior to the effective date the Company had deferred merger costs of $395,847 of which $312,514 was expensed following the effective date.  The remaining $83,333 will be expensed in the future over the life of a consulting agreement.

SUBSEQUENT EVENTS

On October 15, 2002, the Company filed a Information Statement of Schedule 14C reporting the issuance of 20,284,810 shares of common stock and 1,000,000 shares of class A preferred stock in consideration for all of the ownership interest in a soybean protein peptide biochemical engineering project (the “Project”) as described in the purchase agreement, dated as of August 17, 2002 by Shujun Liu and the Company (“Purchase Agreement”).  The value of the common stock to be issued is approximately $3,205,000, which is equivalent to $0.158 per share of common stock which is the average of the closing price for the five-day period immediately following the date of the Purchase Agreement, i.e, from August 19, 2002 to August 23, 2002.  By acquiring the Project, among other assets, the Company will acquire ownership of the building housing of the Project’s manufacturing plant, manufacturing equipment, and environmental control equipment the historical cost of which is approximately $3,205,000.  In addition, the Company will receive the right to produce the products that resulted from the Project as well as ownership rights on a pending patent in the PRC for the process of the extraction and production of soybean peptide. The patent registration is expected to be issued in December 2002. The Project, including the production, marketing and sales of various functional soybean peptide medical tablets and powders, was valued by Vigers, an independent appraiser in Hong Kong, on June 30, 2002, to have a fair market value of $40,406,000.

RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues increased by $549,218 or 23% to $2,898,373 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts.

Cost of sales increased by $185,631 or 21% to $1,054,656 as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

Selling expenses increased by $1,578 or 0.6% to $285,157 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts.

Advertising expenses increased by $402,633 or 202% to $601,926 as compared to the corresponding period of the prior year. This increase is attributed to advertising efforts.

General and administrative expenses increased by $250,312 or 101% to $498,580 as compared to the corresponding period of the prior year. This increase is the result of increased professional fees associated with becoming a publicly traded company.

Depreciation and amortization decreased by $12,535 or 11% as compared to the corresponding period to the prior year. This is the result of rearrangement and adjustments on Company’s property, plant and equipment in 2002.

Other income increased by $12,569. This was the result of consulting services.

Our net income decreased by $254,432 to $273,263. This is mainly due to the overall increase in expenses.

RESULTS OF OPERATION — NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues increased by $1,729,043 or 29% to $7,671,287 as compared to the corresponding period of the prior year. This increase is attributed to increased selling and marketing efforts.

Cost of sales increased by $444,767 or 18% to $2,931,092 as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

Selling expenses increased by $206,810 or 40% to $720,737 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing activities.

Advertising increased by $266,379 or 32% to $1,087,507 compared to the corresponding period of the prior year.  This increase is attributed to increase in marketing efforts during the second and third quarter compared to the same periods of year 2001.

General and administrative expenses increased by $476,930 or 107% to $923,302 as compared to the corresponding period of the prior year. This increase is the result of increased professional fees associated with becoming a publicly traded company.

Depreciation and amortization increased by $28,135 or 10% as compared to the corresponding period of the prior year. This is the result of additions to property, plant and equipment in 2001.

Other income increased by $85,092. This was the result of consulting income.

Our net income decreased by $236,103 to $883,692. This is mainly due to the increase in advertising expenses of $266,379, general and administrative expenses of $476,930 and merger expenses of $589,824.  Merger expenses totaling $589,824 were expensed during the six months ended June 30, 2002, as the merger with Harbin Bioengineering became effective June 26, 2002. The Company will not receive any tax benefit from approximately $312,514 of merger expenses, which were incurred by the United States parent company. Taxes are provided on foreign operations only.

LIQUIDITY AND CAPITAL RESOURCES

We have funded capital requirements through operations. As of September 30, 2002 we had a cash balance of $2,125,943 and a working capital of $3,609,720. This compares with a cash balance of $1,325,453 and a working capital surplus of $1,456,803 for the end of the prior year.

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

ITEM 2 - CHANGES IN SECURITIES

On August 2, 2002, the Company has issued an aggregate of 1,200,000 shares of its common stock to three independent consultants who will provide services to the Company.  The aggregate value of the issuance on the date of issuance was $600,000 (or an average of $0.50 per share).

Refer to “NOTE 5. - SUBSEQUENT EVENTS” in Management Discussions and Analysis section for events leading to change in securities of the Company after report date.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 2, 2002, the Company held a special meeting of its stockholders. The Company stockholders considered and approved the following proposals:

Approve the Company to issue 20,284,810 shares of common stock and 1,000,000 shares of class A preferred stock in consideration for all of the ownership interest in a soybean protein peptide biochemical engineering project (the “Project”) as described in the purchase agreement, dated as of August 17, 2002 by Shujun Liu and the Company (“Purchase Agreement”).  The value of the common stock to be issued is approximately $3,205,000, which is equivalent to $0.158 per share of common stock which is the average of the closing price for the five-day period immediately following the date of the Purchase Agreement, i.e, from August 19, 2002 to August 23, 2002.  By acquiring the Project, among other assets, the Company will acquire ownership of the building housing of the Project’s manufacturing plant, manufacturing equipment, and environmental control equipment the historical cost of which is approximately $3,205,000.  In addition, the Company will receive the right to produce the products that resulted from the Project as well as ownership rights on a pending patent in the PRC for the process of the extraction and production of soybean peptide. The patent registration is expected to be issued in December 2002. The Project, including the production, marketing and sales of various functional soybean peptide medical tablets and powders, was valued by Vigers, an independent appraiser in Hong Kong, on June 30, 2002, to have a fair market value of $40,406,000.

The record date for security holders voting on this proposal was August 2, 2002 and as of August 2, 2002, the number of shares outstanding and eligible to vote in this matter was 10,141,017, of which 7,161,997 voted in favor of the proposal.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

By	/s/ Shunjun Liu

Shunjun Liu

Chief Executive Officer and Chairman

Dated: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Shunjun Liu, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of American Oriental Bioengineering, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Shunjun Liu
Shunjun Liu
Chief Executive Officer & Chairman

CERTIFICATION OF CHIEF FINANCIAL OFFICER PER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Yanchun Li, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of American Oriental Bioengineering, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Yanchun Li
Yanchun Li
Chief Financial Officer

CERTIFICATION

The undersigned, the Chief Executive Officer and Chairman and acting Chief Financial Officer of American Oriental Bioengineering, Inc. (the “Issuer”), hereby certify that the 10-QSB for the period ended September 30, 2002 filed with the Commission on November 14, 2002 and containing certain financials statements for fiscal quarter ended September 30, 2002 fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that information contained in the 10-QSB fairly represents, in all material respects, the financial condition and results of operations of the Issuer.

By	/s/ Shunjun Liu

Shunjun Liu

Chief Executive Officer and Chairman

Dated: November 14, 2002

By	/s/ Yanchun Li

Yanchun Li

Acting Chief Financial Officer

Dated: November 14, 2002