Form 10KSB
period 2002-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2003-04-14
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the annual period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

                           COMMISSION FILE NO. 0-29015


                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                      84-0605867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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
      Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock            Outstanding as December 31, 2002
-----------------------------------            --------------------------------
Common Stock, $0.001 par value                             11,341,017

Transitional Small Business Disclosure Format (check one):
      Yes [ ]       No [X]

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, compliance with Section 16(a) of the Exchange Act
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners and Management
Item 12.    Certain Relationships and Related Transaction
Item 13.    Exhibits and Reports on Form 8K

This annual report contains certain forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY
-------

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

On December 18, 2001, the Company and Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a company organized under the laws of the People's Republic of China, entered into an exchange agreement whereby the Company would acquire 100% of the equity interest of Harbin Bioengineering through the exchange of 8,538,943 shares of restricted common stock for the ownership of Harbin Bioengineering. This was a triangular merger with Bestkey International, Ltd, a British Virgin land's corporation, and has been treated as a reverse merger for accounting purposes. An Information Statement pursuant to
Schedule 14C was filed on December 21, 2001 and as amended Information Statement Amendment No. 1 to Schedule 14C was filed on April 15, 2002 in conjunction to the acquisition. The merger was complete on June 26, 2002.

Through the Company's subsidiary, Harbin Bioengineering, the Company is engaged in the development and production of bioengineered products and traditional Chinese medicinal products. Due to its technology and market competitiveness, the Company is well-positioned to take advantage of the increasing demand for traditional Chinese medicinal products as well as significant opportunities for its newly developed bioengineered products. The Company has become a leading developer and producer of bioengineered products as well as traditional Chinese medicinal products in China. Ever since its establishment Harbin Bioengineering has focused on new product research which combines modern bio-technology and traditional Chinese medical technology and has developed a series of biotech products marketed in China and these researches provide business foundations to the Company's development in biotech industry subsequent to its acquisition.

BUSINESS OVERVIEW
-----------------

The Company, subsequent to the acquisition of Harbin Bioengineering, has become a leading nutracuetical company in China focused on new product research and commercialization to combine biotechnology and traditional Chinese medical technologies to capture the increasing demand for traditional Chinese medicines and health supplements, both domestically and internationally.

Headquartered in the city of Harbin, in the Northeastern part of China, the Company owns:

1.       A piece of land with an area of 220,000 square feet;
2.       A bio-pharmaceuticals manufacturing facility;
3.       A bio food processing factory;
4.       A biotech research institute; and
5. 12 sales and marketing branches and a working relationship with over 1,000 retail distributors around China

THE EMPLOYEES
-------------

On December 31, 2002, the Company has a total of 430 employees, of which over one-third have been professionally trained in the field of biotechnology and related research.

RESEARCH AND DEVELOPMENT
------------------------

The Company has its own research center located in its Harbin headquarters. The Company has its own laboratory located within its premises manned by the Company's own professional research and development team. The Company also cooperates with other outside research institutes in China for joint research and developments. The following are some of the research institutes:

o        Medical Plants Research Institute under the Chinese Academy of Medical
         Sciences
o        Heilongjiang Chinese Medical University
o        Harbin University of Medical Sciences
o        Ocean Research Institute of the Chinese Academy of Sciences
o        Ecological Research Institute of the Chinese Academy of Sciences

These joint research alliances provide the Company with access to over 60 professors and experts in the fields of traditional Chinese medicine, marine bioengineering, food engineering, and chemistry associated with the Company's research and development

THE PRODUCTS
------------

The Company has a series of health products targeted to specific niches of the market. The most popular ones are as follows:

o COMPOUND BIO-FUNCTIONAL BEVERAGE: It is derived from honey products, marine plants and natural herbs (which are all abundant in the Northeastern part of China) through advance bioengineer processing. The compound bio-functional beverage is rich in natural amino acids, and vitamins. It is a nutritional beverage and was the first one of its kind recognized as health product by the Ministry of Health of China in November 1996. The Company passed the inspection of the Environment Quality Management of Chinese Beverage Enterprises in December 1997.
o CEASE-ENURESIS SOFT GEL: This product, which composes of triterpeniod saponin, is specially formulated to help alleviate bed - wetting and urination disorder (especially at night or urinal incontinence). This natural Chinese herbal formula helps control bed - wetting and night time urination disorder.
o SOYBEAN PROTEIN PEPTIDE TABLET: It contains more than 30% protein peptide per tablet piece. Protein in the form of peptides may be easily absorbed by the human body. Soybean protein peptide may effectively maintain or improve protein nutrient condition of the human body.
o ANGEL OF LIFE: It is a concentrate source of high - quality protein peptide found to enhance immunity. Composed of Soybean protein peptide, white granulated sugar and vegetable oil, it is appropriate for middle
         - aged and elderly with elevated protein needs and those recovering from trauma and infection.

PRODUCTION FACILITIES AND EQUIPMENT
-----------------------------------

The Company has fully automated production lines producing bioengineered and health food products. The Company has a fully mechanized controlled soybean protein peptide production line, which carries out automated production process including soybean decomposition, dehydration, sterilization, compilation and packaging. Also, the production facilities of the Company are flexible enough to handle mass production of various products in the form of bottles, powders, tablets, sachets and liquid.

DISTRIBUTION CHANNELS
---------------------

During the past 6 years, the Company has established a channel sales network throughout China. The Company owns and operates 11 sales branches that cover most of the provinces of the country, with over 1,000 distributors, sales outlets, hospital and clinics to support these 11 sales branches to ensure complete product coverage in the following cities:

o   Beijing        o   Urumchi            o   Jinan           o   Shanghai
o   Harbin         o   Shijiazhuang       o   Taiyuan         o   Nanjing
o   Changchun      o   Hangzhou           o   Xian            o   Wuhai
o   Dalian         o   Guangzhou          o   Zhengzhou       o   Chengdu

BUSINESS DEVELOPMENT AND ACQUISITIONS
-------------------------------------

The Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company on October 15, 2002, announced that a total of 20,284,810 shares of Common Stock and 1,000,000 shares of Class A Preferred Stock would be issued by the Company in consideration for all of the ownership interest in a soybean protein peptide biochemical engineering project (the "Project") as described in the Purchase Agreement dated as of August 17, 2002 between the Company and Shujun Liu, the existing Chairman and CEO of the Company. Shujun Liu agreed to assign, transfer and deliver to the Company, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature or description, the whole ownership interest of the Project at closing for the consideration. The stock was valued at $3,205,000. Details of the share issuance were as pursuant to the Information Statement
Section 14(c) filed on October 15, 2002. The transaction closed in February,
2003.

The Project was established by Shujun Liu in conjunction with Harbin Medical University in Harbin City, Heilongjiang Province, People Republic of China. The Project includes derivatives and extractions of soybean protein peptides. A patent application was filed in 2000 on the technical know-how of the extraction and production of soybean peptide in China. The patent registration is expected to be issued 2003.

Soybean protein peptides consist of a combination of enzymes that are biologically functional. Soybean peptides are derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein. Soybean peptides may be absorbed by the body. In addition to adsorbing soybean peptide directly in the form of various tablets or powders, soybean peptide may be used as an additive in various foods and beverages including milk, tea and coffee.

By acquiring the Project, among other assets, the Company acquired ownership of the properties associated with the Project, the manufacturing plant, manufacturing equipment and environmental control equipment. In addition, the Company received the right to produce the products, which resulted from the Project as well as the ownership rights of the pending patent in China. The Project, including the production, marketing and sales of various functional soybean peptide medical tablets and powders, was valued by Vigers, an independent appraiser in Hong Kong, on June 30, 2002, to have a fair market value of $40,406,000. The purchased Project is crucial to the Company's expansion and growth in the field of bioengineering. It is also important to the Company's over-all technological strategy. Acquiring the Project will enable the Company to develop new products and increase the Company's revenue in the future.

ITEM 2.  DESCRIPTION OF PROPERTIES

A description of the properties owned by the Company is as follows:

o A piece of land with approximate area of 220,000 sq.ft. located at Harbin, China

o 5 buildings including manufacturing plants, office, research laboratory, warehouse and staff facilities

The historical costs of the Company's properties are as follows:


     Land and buildings at historical cost                 $3,113,243
     Accumulated amortization up to 2002                    (289,636)
                                                            - - - - -
     Net book value of land and building                   $2,823,607

ITEM 3.  LEGAL PROCEEDING

The Company was not involved in any reportable legal proceedings during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACQUISITION OF SOYBEAN PROTEIN PEPTIDE PROJECT
----------------------------------------------

As described in "Item 1 - Description of Business", an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company on October 15, 2002, the Company had announced that a total of 20,284,810 shares of Common Stock and 1,000,000 shares of Class A Preferred Stock would be issued by the Company in consideration for all of the ownership interest in the Project originally owned by Shujun Liu. The record date for security holders voting on this proposal was August 2, 2002. As of August 2, 2002, the number of shares outstanding and eligible to vote in this matter was 10,141,017, of which 7,161,997 voted in favor of the proposal. In connection with the proposal, each and every security holder was sent a copy of this information statement. NO proxy was solicited by the Company in respect to the shareholders and shareholders were not required to submit a proxy to the Company. No proposal in opposition to this proposal was received by the Company.


INCREASE OF AUTHORIZED NUMBER OF SHARES OF COMMON STOCK
-------------------------------------------------------

Pursuant to Item 19 - Amendments of the Charter, By-laws or Other Documents of the Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company on October 15, 2002, the Company's stockholders voted on August 9, 2002 to amend the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 60,000,000 and to create a class of Preferred Stock, the number of authorized shares of which shall be 2,000,000 at $0.001 per share. The amendment would become effective approximately 20 days after the filing of the information statement. NO proxy was solicited by the Company in respect to the shareholders, and shareholders were not required to submit a proxy to the Company. Furthermore, no proposal in opposition to this proposal was received by the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock had been quoted on the Over the Counter Bulletin Board (OTC BB) under the symbol "IGAI." Beginning on February 13, 2002, the Company's common stock has been listed on the OTC BB under the symbol "AOBO".

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, based upon the average bid and asked price of such common equity on March 21, 2003 as reported by the OTC Bulletin Board, was approximately $1,292,705. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Trading in the Common Stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTC Electronic Bulletin Board in each fiscal quarter from January 1, 2001 to December 31, 2002. The OTC Electronic Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

BID PRICES FOR THE REPORTING PERIOD
-----------------------------------

YEAR               PERIOD                        HIGH                   LOW
----               ------                        ----                   ---
2002               First Quarter                1.400                 0.600
                   Second Quarter               0.770                 0.350
                   Third Quarter                0.450                 0.110
                   Fourth quarter               0.510                 0.260

2001               First Quarter                0.095                 0.006
                   Second Quarter               0.135                 0.006
                   Third Quarter                1.500                 0.006
                   Fourth quarter               2.300                 0.020

ISSUANCE OF SHARES
------------------

With reference to "Item 1 - Description of Business", an Information Statement pursuant to Schedule 14C was filed on December 21, 2001 and an Amended Information Statement as Amendment No. 1 to Schedule 14C was filed on April 15, 2002 to announce the Company's issuance of the following shares of common stock in consideration for transferring all of their equity interest in Harbin Bioengineering to the Company:

       Shujun Liu                                    4,900,319
       Jun Min                                       1,206,228
       Yanchun Li                                    1,055,450
       Binsheng Li                                     376,946
       Hai Yu                                          100,000
       Yongxiang Chen                                  100,000
       Zhengjun Zhu                                    275,000
       Dijia Feng                                      180,000
       Xiaojin Wong                                    152,000
       Hungia Zhou                                      70,000
       Ying Wang                                        70,000
       Tongfa Fong                                      33,000
                                                        20,000
                                                     ----------
       Dongtai Yang                                  8,538,943

On June 2, 2002, the Company entered into consulting agreements for services as summarized below with Zhang Bing Xiao, Bai Cao and Koa Yu Min:


RECIPIENT AND NUMBER OF SHARES               PURPOSE
-------------------------------------------- -----------------------------------------------------
300,000 common shares to Zhang Bing Xiao     Researched and reported on the market for
                                             the Company's products and those of the
                                             competitors. In light of the conclusions, he
                                             formulated the Company's sales strategies,
                                             promotional and sale campaigns.

450,000 common shares to Bai Cao             Conducted research and development in the
                                             field bio-engineering technology, health
                                             supplement and food products. He performed
                                             research to the application of such results
                                             to commercial production.

450,000 common shares to Kou Yu Min          Provided expertise on the production work
                                             flow for the manufacturing of
                                             cancer-treatment products that employs
                                             protein peptide. He developed solutions to
                                             problems that arose in connection with the
                                             manufacture of such products.


In conjunction with the signing the consulting agreements, an S-8 Registration Statement under the Securities Act of 1933 was filed on June 12, 2002 with the Security and Exchange Commission. The Company was advised by the consultants that they might sell all or a portion of the shares from time to time through securities brokers/dealers. The Company received no proceeds from the sale of any of the shares registered.

As described in "Item 1 - Description of Business", an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed by the Company on October 15, 2002 to announce a total of 20,284,810 shares of Common Stock and 1,000,000 shares of Class A Preferred Stock to be issued by the Company in consideration for all of the ownership interest in the Project details as follows:

     Shujun Liu              11,484,810 shares of Common Stock
                             1,000,000 shares of Preferred Stock
     Chang Min Wang          1,500,000 shares of Common Stock
     Gui Xiang Qiu           1,500,000 shares of Common Stock
     Wei Hu                  1,400,000 shares of Common Stock
     Yan Wang                1,400,000 shares of Common Stock
     Zi Yun Zhou             1,500,000 shares of Common Stock
     Sheng Jiang             1,500,000 shares of Common Stock

The shares of common stock to be issued were identical in rights, privileges and preferences to those shares of the Company's common stock already issued and outstanding. The shares of Class A Preferred Stock to be issued would provide their holder(s) with aggregate voting rights constituting 25% of total voting rights in the Company as well as a liquidation preference.

As of March 21, 2003 there were approximately 850 record holders of the common stock. The Company had not paid any cash dividends on its Common Stock, and it currently intends to retain future earnings to fund the development and growth of its business.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." The actual results may differ materially from results anticipated in these forward-looking statements. The Company bases the forward-looking statements on information currently available to the Company, and the Company assumes no obligation to update them.

On December 18, 2001, the Company entered into an exchange agreement to acquire Harbin Bioengineering. The exchange had been treated as a reverse merger for accounting purposes. As such, the financial information reflected activity subsequent to the merger for the Company and its subsidiaries and financial activity of Harbin Bioengineering prior to the merger. The Company will continue the business operations conducted by Harbin Bioengineering. The Company also has acquired a soybean protein peptide project. The transaction closed in 2003. The Company believes the project will help the Company develop new products and increase revenues.

RESULTS OF OPERATIONS
---------------------

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                     Year Ended         Year Ended
                                              December 31, 2002  December 31, 2001
--------------------------------------------- ------------------ ------------------
Revenues                                                100.00%            100.00%
Cost of Revenues                                         38.32%             45.39%
Gross Margin                                             61.68%             54.61%
Selling, general and administrative expense              40.74%             31.39%
Merger cost                                               5.94%              0.00%
Depreciation                                              3.95%              4.90%
Interest                                                  0.84%              1.17%
Income tax                                                3.13%              2.79%

Net profit                                               11.05%             16.79%


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001
---------------------------------------------------------------------

REVENUES, COST OF REVENUES AND GROSS MARGIN
Revenues for the year ended December 31, 2002 were $10,199,756, an increase of $2,359,414 from $ 7,840,342 for the year ended December 31, 2001. Cost of revenues for the year ended December 31, 2002 were $3,908,072, an increase of $349,400 from $ 3,558,672 for the year ended December 31, 2001. The majority of increases in revenues and cost of revenues when comparing the year ended December 31, 2002 with the comparable 2001 period related to increase of sales of products of the Company. Cost of revenues, as a percentage of revenues, was 38% for the year ended December 31, 2002 compared with 45% for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 was $ 6,291,684, an increase of $ 2,010,014 from $ 4,281,670 for the year ended December 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, General and Administrative expenses totaled $ 4,155,198 for the year ended December 31, 2002, an increase of $ 1,694,451 from $ 2,460,747 for the year ended December 31, 2001. The majority of this increase was due to higher business activity levels in 2002 over 2001 that resulted in increased in general and administrative costs of $612,352 (from $642,181 for the year ended December 31, 2001 to $1,254,533 for the year ended December 31, 2002), increased selling costs of $451,364 (from $522,196 for the year ended December 31, 2001 to $973,560 for the year ended December 31, 2002) and an increase in advertising expenses of $ 630,735 (from $ 1,296,370 for the year ended December 31, 2001 to $ 1,927,105 for the year ended December 31, 2002).

MERGER RELATED COST
The Company expensed merger related cost totaling $605,691 during 2002 associated with the merger of Harbin Bioengineering.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization of property plant and equipment increased $18,770 in 2002 over 2001.

INCOME TAXES
Income tax expense was $318,752 for the year ended December 31, 2002, as compared to $218,932 for the year ended December 31, 2001. The increase was due to increase in profit of Harbin Bioengineering which could not be offset against the losses of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH
The Company's cash balance increased by $1,491,270 to $2,816,723 at December 31, 2002, as compared to $1,325,453 at December 31, 2001 as a result of cash provided from operations of $2,021,401 and $530,131 used to purchase equipment.

WORKING CAPITAL
The Company's working capital increased by $1,994,347 to $3,451,150 at December 31, 2002, as compared to $1,456,803 at December 31, 2001. When compared to balances at December 31, 2001, the increase in working capital at December 31, 2002 was the result of cash provided from operations.

PROPERTY AND EQUIPMENT ADDITIONS
For the year ended December 31, 2002, additions to property and equipment aggregated $530,131.

ISSUANCE OF COMMON STOCK
Effective June 26, 2002, pursuant to an exchange agreement, 8,538,943 common shares were issued for Harbin Bioengineering. The Company issued 1,200,000 common shares August 2, 2002 valued at $600,000 for consulting services.

INFLATION
---------

Inflation has not had a material impact on the Company's business.

CURRENCY EXCHANGE FLUCTUATIONS
------------------------------

All of Company's revenues and majority of the expenses in 2002 were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect the Company's business, financial condition and results of operations. The Company does not engage in currency hedging.

ITEM 7.     FINANCIAL STATEMENTS





                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Pages
                                                                           -----

AMERICAN ORIENTAL BIOENGINEERING, INC.
--------------------------------------

December 31, 2002 and 2001
--------------------------

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001    F-3

Consolidated Statements of Operations for the years ended December 31,
   2002 and 2001                                                             F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2002 and 2001                             F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001                                                 F-6

Notes to Financial Statements                                             F-7-15

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of American Oriental Bioengineering, Inc.


We have audited the accompanying balance sheet of American Oriental Bioengineering, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of income, retained earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.

Thomas Leger & Co., L.L.P.
Houston, Texas
March 15, 2003


                        AMERICAN ORIENTAL BIOENGINEERING, INC.
                      (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                             CONSOLIDATED BALANCE SHEETS
                               (United States Dollars)

                                        ASSETS

                                                                 December 31,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
CURRENT ASSETS
  Cash and bank balances                                  $ 2,816,723   $ 1,325,453
  Trade receivables, net of provisions                      1,472,694     1,089,572
   Inventory                                                  495,749       603,520
   Prepayments for goods                                      143,584       535,873
   Due from related parties                                   288,793       108,908
   Advances to employees                                       95,788        30,058
   Deferred taxes                                              68,772       103,116
   Deferred merger costs                                       66,666        30,361
   Deferred consulting expenses                               415,625            --
                                                          ------------  ------------

TOTAL CURRENT ASSETS                                        5,864,394     3,826,861

FIXED ASSETS, net of depreciation                           4,260,718     4,043,301

OTHER ASSETS, net of amortization                             722,892       813,253
                                                          ------------  ------------

TOTAL ASSETS                                              $10,848,004   $ 8,683,415
                                                          ============  ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $   582,242   $   429,647
   Prepayments for materials                                  153,830       278,982
   Bank loans                                               1,445,783     1,445,783
   Government grant                                                --       120,482
   Taxes payable                                               49,163        88,031
   Payable to related party                                   182,226         7,133
                                                          ------------  ------------

TOTAL CURRENT LIABILITIES                                   2,413,244     2,370,058
                                                          ------------  ------------

MEMBERS' EQUITY                                                    --     6,313,357
                                                          ------------  ------------

SHAREHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 2,000,000 shares
       authorized; no shares issued or outstanding
       at December 31, 2002
    Common stock, $.001 par value, 60,000,000 shares
       authorized: 11,341,017 and 10,141,017 issued and
       outstanding at December 31, 2002 and 2001               11,341            --
    Additional paid-in capital                              4,597,263            --
    Retained Earnings                                       3,826,156            --
    Equity in the amount of $807,501 and $550,202
       is restricted at December 31, 2002 and 2001
                                                          ------------  ------------

TOTAL EQUITY                                                8,434,760     6,313,357
                                                          ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $10,848,004   $ 8,683,415
                                                          ============  ============

     The accompanying notes are an integral part of these financial statements.

                                         F-3


                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (United States Dollars)


                                                            December 31,
                                                   -----------------------------
                                                        2002            2001
                                                   -------------   -------------
SALES                                              $ 10,199,756    $  7,840,342

COST OF SALES                                         3,908,072       3,558,672
                                                   -------------   -------------

GROSS PROFIT                                          6,291,684       4,281,670

SELLING AND ADMINISTRATIVE EXPENSE                      973,560         522,196

ADVERTISING                                           1,927,105       1,296,370

GENERAL AND ADMINISTRATIVE EXPENSES                   1,254,533         642,181

DEPRECIATION AND AMORTIZATION                           403,075         384,305
                                                   -------------   -------------

INCOME FROM OPERATIONS                                1,733,411       1,436,618

MERGER COSTS                                           (605,691)             --

INTEREST                                                (85,506)        (91,705)

GRANT INCOME                                            120,482              --

OTHER INCOME                                            283,313         190,127
                                                   -------------   -------------

INCOME BEFORE INCOME TAXES                            1,446,009       1,535,040

INCOME TAXES                                            318,752         218,932
                                                   -------------   -------------

NET INCOME                                         $  1,127,257    $  1,316,108
                                                   =============   =============



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  BASIC AND DILUTED                                  10,640,743      10,141,017 (1)
BASIC NET INCOME PER SHARE
  BASIC AND DILUTED                                $       0.11    $       0.13
                                                   =============   =============


(1) Number of shares outstanding the day of the merger for comparison only.

   The accompanying notes are an integral part of these financial statements.

                                       F-4



                            AMERICAN ORIENTAL BIOENGINEERING, INC.
                          (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (United States Dollars)

                                            Common       Common      Paid - in    Retained
                                            Shares       Stock        Capital     Earnings
                                          -----------  -----------  -----------  -----------
Balance at December 31, 2000                      --   $       --   $3,614,458   $1,382,791

Net income                                        --           --           --    1,316,108
                                          -----------  -----------  -----------  -----------

Balance at December 31, 2001                      --           --    3,614,458    2,698,899

Capitalization for merger June 26, 2002   10,141,017       10,141      384,005           --

Stock issued for services                  1,200,000        1,200      598,800

Net income                                        --           --           --    1,127,257
                                          -----------  -----------  -----------  -----------

Balance at December 31, 2002              11,341,017   $   11,341   $4,597,263   $3,826,156
                                          ===========  ===========  ===========  ===========


          The accompanying notes are an integral part of these financial statements.

                                             F-5


                                    AMERICAN ORIENTAL BIOENGINEERING, INC.
                                  (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (United States Dollars)
                                                                                  Year Ended December 31,
                                                                                 ---------------------------
                                                                                    2002            2001
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 1,127,257    $ 1,316,108
Adjustments to reconcile net income to
 net cash provided by operating:
   Depreciation and amortization                                                     403,075        384,305
    Deferred taxes                                                                    34,344        (63,049)
(Increase)decrease in assets:
    Inventory                                                                        107,771        228,225
    Trade receivables                                                               (383,122)      (742,702)
    Prepayments for goods                                                            392,289        105,937
    Due from related parties                                                        (245,615)       (18,450)
    Deferred merger costs                                                            357,841        (30,361)
    Deferred consulting expenses                                                     184,375             --
Increase(decrease) in liabilities:
    Trade payables and accrued expenses                                              152,595         51,917
    Payable to related party                                                         175,093       (128,054)
    Due to shareholders                                                                   --          7,133
    Income taxes payable                                                             (38,868)       (13,578)
    Government grant                                                                (120,482)            --
    Prepayments for materials                                                       (125,152)       (82,218)
                                                                                 ------------   ------------

Net cash provided by operating activities                                          2,021,401      1,015,213
                                                                                 ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                        (530,131)      (160,208)
                                                                                 ------------   ------------
    Net cash used in investing activities                                           (530,131)      (160,208)
                                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                              --             --
                                                                                 ------------   ------------

NET INCREASE IN CASH AND BANK BALANCES                                             1,491,270        855,005
    Cash and bank balances, beginning of period                                    1,325,453        470,448
                                                                                 ------------   ------------

    Cash and bank balances, at end of period                                     $ 2,816,723    $ 1,325,453
                                                                                 ============   ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
     1. Interest paid                                                            $    85,506    $    91,705
                                                                                 ============   ============
     2. Taxes paid                                                               $   323,275    $   227,536
                                                                                 ============   ============
     3.  Effective June 26, 2002 issued 8,538,943 common shares pursuant to an exchange agreement. The following
         amounts represent the non-cash portion of the transaction:
                          Deferred Merger Costs                                  $  386,800
                          Other                                                       7,346
                                                                                 -----------
                                                                                 $  394,146
                                                                                 ============

      4.  Issue 1,200,000 common shares August 2, 2002 valued at
          $600,000 for consulting services.


                  The accompanying notes are an integral part of these financial statements.

                                                     F-6

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

NOTES

1.            ORGANIZATION AND PRINCIPAL ACTIVITIES

              Internet Golf Association, Inc. ("Internet Golf"), a Nevada corporation, was formed on February 4, 1999 and was inactive until the reorganization. Effective May 7, 1999 and pursuant to a plan of reorganization, Internet Golf completed a reorganization transaction with and into Champion Ventures, Inc. ("Champion"), a Nevada corporation. Under the terms of the agreement, all of Internet Golf's outstanding stock was exchanged for 2,550,000 shares of Champion common stock and Internet Golf became a wholly owned subsidiary of Champion. Internet Golf has treated the transaction as a reverse merger for accounting purposes, as the Internet Golf shareholders had control of the combined entity before and after the transaction. Therefore, Internet Golf has treated the transaction as the acquisition of Champion. Internet Golf changed its name to IGAT, Inc.; Champion changed its name to Internet Golf Association, Inc.

              In an agreement dated December 18, 2001, Internet Golf Association agreed to acquire Harbin Three Bioengineering Limited, a limited liability company formed in the People's Republic of China ("PRC"). Under terms of the agreement, the Company had reversed split the stock 100 to 1, reduced the authorized shares to 20,000,000 shares and changed its name to American Oriental Bioengineering, Inc. (the "Company"). The Company's year-end is December 31. The Company also acquired Bestkey International, Ltd., a British Virgin Island Corporation. The Company treated this transaction as a reverse merger for accounting purposes.

              The Company's wholly owned subsidiary, Harbin Three Happiness Bioengineering Limited was formed in the PRC in 1995.

              The consolidated financial statements include the accounts of the Company, Bestkey International, Ltd., and Harbin Three Happiness Bioengineering Limited.

              The principal activities of Harbin Three are research, manufacture and sale of prescription and non-prescription health care products.

2.            BASIS OF PRESENTATION

              The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. This basis of accounting differs from that used in the statutory financial statements in the PRC. No material adjustment was required.

              Certain amounts in prior years have been reclassified to conform to current year's classification.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


3.            SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

              ECONOMIC AND POLITICAL RISKS
              ----------------------------
              The Company faces a number of risks and challenges since its operations are in the PRC and its primary market is in the PRC.

              CASH AND CASH EQUIVALENTS
              -------------------------
              The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks.

              The Company maintains no bank accounts in the United States of America.

              INVENTORY
              ---------
              Inventories are stated at the lower of cost or market on the first-in, first-out basis, and includes finished goods, raw materials, packaging material and product merchandise. Finished goods include costs of raw materials, packaging, labor used in production, and warehousing.

              PROPERTY, PLANT AND EQUIPMENT
              -----------------------------
              Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

              When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

              In accordance with Statement of Financial Accounting Standards
              (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Group examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company does not believe the adoption of SFAS 144 will have a material effect on the Company's financial statements.

              Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

              o      Leasehold land and buildings                2% - 10%
              o      Machines and equipment                      10%
              o      Vehicles                                    20%
              o      Office equipment and furnishings            20%
              o      Other                                       20%

              OTHER ASSETS
              ------------

              Other assets are comprised of intangible assets such as licensing fees, which are amortized over the estimated useful life, generally twelve years.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

              ADVERTISING COSTS
              -----------------
              Advertising costs are expensed as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized.

              INCOME TAXES
              ------------
              Taxes are calculated in accordance with taxation principles currently effective in the PRC. Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

              STATUTORY CAPITAL
              -----------------
              The Republic of China requires the Company to reserve a portion of its equity in the event of liquidation of the Company. Equity in the amount of $807,501 and $550,202 is restricted at December 31, 2002 and 2001.

              FOREIGN CURRENCY TRANSLATION
              ----------------------------
              The Company maintains its books and accounting records in Renminb ("RMB"), the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts could have been or could be, converted into US$ at that rate.

              On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

              The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to by and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier's invoices, shipping documents and signed contracts.

              USE OF ESTIMATES
              ----------------
              The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

              REVENUE RECOGNITION
              -------------------
              Revenue is recognized when merchandise is shipped and title passes to the customer.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

              EMPLOYEES' BENEFITS
              -------------------
              Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

              EARNINGS PER SHARE
              ------------------
              The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128"), "Earnings Per Share". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

              Per share amounts and shares have been adjusted for the 100 to 1 reverse stock split on October 15, 2001.

              RECENT PRONOUNCEMENTS
              ---------------------
              In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

              In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

              In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

              Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.
              In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company's financial position, results of operations, or cash flows.


4. FIXED ASSETS(at cost)

                                                     2002                2001
                                                 -----------         -----------
Leasehold land and buildings                     $3,113,243          $3,113,243
Plant and machinery                               2,173,539           1,617,851
Motor vehicles                                      241,184             241,184
Furniture and fixtures                              118,271             110,205
Other                                                97,583             131,206
                                                 -----------         -----------
                                                  5,743,820           5,213,689
                                                 -----------         -----------

Less Accumulated depreciation:
Leasehold land and buildings                        289,636             221,659
Plant and machinery                                 896,110             729,259
Motor vehicles                                      168,104             128,446
Furniture and fixtures                               76,875              55,651
Other                                                52,377              35,373
                                                 -----------         -----------
                                                  1,483,102           1,170,388
                                                 -----------         -----------

Net book value                                   $4,260,718          $4,043,301
                                                 ===========         ===========


All the Company's land and buildings are located in the PRC under a land use right for 10 to 50 years commencing in 1995.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


5.       Other (Intangible) Asset

                                                     2002                2001
                                                  -----------        -----------
Cost - Licensing agreement                        $1,084,337         $1,084,337
Less : Accumulated amortization                      361,445            271,084
                                                  -----------        -----------
Net book value                                    $  722,892         $  813,253
                                                  ===========        ===========


6.       INVENTORIES

                                                          December 31,
                                                  ------------------------------
                                                    2002                 2001
                                                  ---------            ---------
Raw materials                                     $430,413             $582,744
Finished goods                                      65,336               20,776
                                                  ---------            ---------
                                                  $495,749             $603,520
                                                  =========            =========


7.       AMOUNT DUE FROM RELATED PARTIES

         The amounts are unsecured, interest-free and repayable on demand.

8.       BANK LOANS

         The loans bearing interest at a rate of 6.435% per annum are due within one year and are guaranteed by a related company. The related company has agreed to continue to provide the guarantees until the loans are fully repaid.

9.       INCOME TAXES

         The Company's income (loss) before income taxes was comprised of the following for the years ended December 31, 2002 and 2001:


                                                2002                    2001
                                            ------------            ------------
United States                               $  (512,476)            $        --
PRC                                           1,958,485               1,535,040
                                            ------------            ------------
                                            $ 1,446,009             $ 1,535,040
                                            ============            ============


         Taxes are calculated on a separate entity basis because consolidation is not allowed for tax purposes. There currently is no tax benefit or burden recorded for the United States.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


         The provisions for income taxes for the years ended December 31 are summarized as follows:

            PRC:                                  2002                   2001
                                               ----------             ----------
            Current                            $ 318,752              $ 281,981
            Deferred                                  --                (63,049)
                                               ----------             ----------
                                               $ 318,752              $ 218,932
                                               ==========             ==========


         The provision for income taxes differ from amounts computed at the statutory rate as follows:

                                                       Year ended December 31,
                                                   -----------------------------
                                                      2002               2001
                                                   ----------         ----------
PRC income tax at statutory rate                   $ 293,866          $ 230,256
Reconciling items:
   Permanent differences                              (9,458)           (11,324)
   Temporary differences                              34,344             63,049
                                                   ----------         ----------
                                                   $ 318,752          $ 281,981
                                                   ==========         ==========


         The Company's deferred tax assets and tax liabilities at December 31:

                                                       2002              2001
                                                    ----------        ----------
Merger costs                                        $  43,352         $      --
Accounts receivable                                    29,379                --
Property, plant and equipment                           4,590            47,592
Inventory                                               6,332            11,915
Other                                                   4,999            43,609
Net operating loss                                    174,000                --
Valuation allownace                                  (174,000)               --
                                                    ----------        ----------
                                                       88,652           103,116
The Company's deferred tax liabilities:
Accounts Receivable                                    19,880                --
                                                    ----------        ----------
                                                    $  68,772         $ 103,116
                                                    ==========        ==========


         Taxes payable at December 31 are as follows:

                                                       2002               2001
                                                     --------           --------
Corporation income tax                               $49,163            $88,031
                                                     ========           ========

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

10.      PREFERRED STOCK
         The Company authorized 2,000,000 shares $.001 par value Class A Preferred Stock. The Class A Preferred Stock provides the holder(s) with aggregate voting rights constituting 25% of total voting rights in the company as well as a liquidation preference.


11.      RELATED PARTY TRANSACTIONS
         The Company is affiliated with other companies through common ownership. As discussed in Note 8, one affiliated company provides a guarantee on all bank debts. There are no transactions involving sales or purchases with these companies.

         ACCOUNT RECEIVABLE DUE FROM XIN CHENG COMPANY
         ---------------------------------------------

         As of December 31, 2002, the Company accounts showed that $172,226 was due from Xin Cheng Company, a company owned by Shujun Liu, the Chairman, CEO and over 5% shareholder of the Company.

         Xin Cheng Company paid the account receivable as of March 12, 2003.


         ACCOUNT PAYABLE DUE TO HARBIN THREE HAPPINESS GROUP
         ---------------------------------------------------

         As of December 31, 2002, the Company accounts showed $175,093 was due to Harbin Three Happiness Group, a company owned by the majority shareholders of the Company.

         The Company fully paid the account as of February 2003.

         All amounts aforementioned were unsecured and bear no interest.


12.      CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

         The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

         The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET FOLF ASSOCIATION, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


         The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

13.      SUBSEQUENT EVENTS

         The Company issued 20,284,810 shares of common Stock and 1,000,000 shares of Class A Preferred stock February 22, 2003 valued at $3,205,000 for the purchase of 100% ownership in a peptide protein project. The acquisition was from Shun Liu the Chairman and chief executive officer of the Company. See Form 8-K filed March 28, 2003 proforma balance sheet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 11, 2002, the Company filed a Current Report on Form 8-K to report the change in the Company's certifying accountant in conjunction with the Directors of the Company's authorization of the engagement of Thomas Leger & Co, L.L.P. as independent auditor to audit the Company's financial statements. This appointment replaced Larry O'Donnell, CPA, P.C. as the independent auditor engaged to audit the Company's financial statements. There were no disagreement with Larry O'Donnell, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

The directors and executive officers of the Company are as follows:

NAME               AGE       POSITION                     DATE OF APPOINTMENT
------------------ --------- ---------------------------- ----------------------

Shujun Liu         49        Director and CEO             December 18, 2001
Jun Min            43        Director                     May 8, 2002
Yanchun Li         35        Director and COO             May 8, 2002
Binsheng Li        38        Director                     May 8, 2002

Here below are the brief descriptions of the backgrounds and experiences of the officers and directors:

SHUJUN LIU - CHIEF EXECUTIVE OFFICER, DIRECTOR AND CHAIRMAN OF BOARD
--------------------------------------------------------------------
Shujun Liu, age 49, is the Chairman and the chief executive officer of the Company. He was graduated from Wuhan Communication College and he has also completed the EMBA study in Qinghua University. He is the representative of the National People's Congress (The national legislative of China) of Harbin and was elected as the outstanding entrepreneur of the Three Northeast Provinces of China. He was appointed as the senior manager of Three-Happiness Bioengineering Company Limited in 1994. The research and development projects that he has personally taken in charge of have gained several outstanding awards including Third Class Prize of Harbin Scientific and Technological Advancement, Second Class Prize of HeiLongJiang Scientific and Technological Advancement and three scientific research achievements awards granted by HeiLongJiang Province.

JUN MIN - DIRECTOR AND VICE PRESIDENT
-------------------------------------
Jun Min, age 43 and was university educated in China. He used to be the Chief Executive of the Prices Checking Department of HeiLongJiang Province Price Bureau. He is responsible for the Company's capital control and liquidity management. He has over 20 years of working experience in financial management and China securities market with extensive business networks over the securities companies, banks and investment consultation organizations in China.

YANCHUN LI - CHIEF OPERATIONS OFFICE, DIRECTOR AND SECRETARY OF BOARD
---------------------------------------------------------------------
Yanchun Li, age 32 and university educated in China, has extensive experience in market planning and sales operations. Before joining the Company, she has responsible for the marketing and selling campaign of the frozen food brand, "RuiDa". The product has later become one of the best branding in the frozen food market in China.

MR. LI BINSHENG - DIRECTOR AND SENIOR CERTIFIED ACCOUNTANT
----------------------------------------------------------
Mr. Li, age 38, is also the chief accounting and finance officer of the Company, who is in charge of all financial management and accounting work of the Company. He was graduated from Dalian University of Finance and Economics and majored in financial management. He has over 18 years of working experience in accounting and finance.

The Company's articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. The Company's articles of incorporation and bylaws provide that the Company may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. The Company's bylaws also permit the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. The Company currently does not have such an insurance policy.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the Company's directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


ITEM 10. EXECUTIVE COMPENSATION

The executives of the Company received no compensation from the Company for the year of 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2002 by each person known to the Company to own beneficially more than 5% of the Company's common stock, each of the Company's directors, each of the Company's named executive officers; and all executive officers and directors as a group.

NAME                  POSITION HELD                  SHARES OWNED           %
--------------------- --------------------------- ---------------- -----------

Shujun Liu            Director and CEO                  4,900,319      43.21%
Jun Min               Director                          1,206,228      10.64%
Yanchun Li            Director and COO                  1,055,450       9.31%
Binsheng Li           Director                            376,946       3.32%

All directors and executive officers as a whole         7,538,943      66.48%


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

ACQUISITION OF SOYBEAN PROTEIN PEPTIDE PROJECT
----------------------------------------------

As described in "Item 1 - Description of Business", an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed by the Company on October 15, 2002 to announce the purchase of the Project by the Company from Shujun Liu. Shujun Liu, being the CEO, Chairman of Board of Directors of the Company and more than 5% shareholder of the Company (4,900,319 Common Stock before the acquisition of the Project out of total of 10,141,017 shares), was deemed to be the related party of the Company and this transaction was deemed to be a related party transaction.

ACCOUNT RECEIVABLE DUE FROM XIN CHENG COMPANY
---------------------------------------------

As of December 31, 2002, the Company accounts showed that $172,226 was due from Xin Cheng Company, a company owned by Shujun Liu, the Chairman, CEO and over 5% shareholder of the Company.

Xin Cheng Company has fully paid back the receivable as of March 12, 2003.

ACCOUNT PAYABLE DUE TO HARBIN THREE HAPPINESS GROUP
---------------------------------------------------

As of December 31, 2002, the Company accounts showed that $175,093 was due to Harbin Three Happiness Group, a company owned by shareholders of the Company.

The Company paid this account if full by February 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

NIL

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




AMERICAN ORIENTAL BIOENGINEERING, INC.


By     /s/  Shunjun Liu
      ----------------------------------------
SHUNJUN LIU
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
DATED: APRIL 11, 2003


--------------------------------------------------------------------------------

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Shunjun Liu, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Oriental Bioengineering, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                      /s/  Shunjun Liu
                                           ----------------------------------
                                           Shunjun Liu
                                           Chief Executive Officer & Chairman


--------------------------------------------------------------------------------

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Yanchun Li, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Oriental Bioengineering, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                                   /s/ Yanchun Li
                                                        -----------------------
                                                        Yanchun Li
                                                        Chief Financial Officer


--------------------------------------------------------------------------------

                                  CERTIFICATION



The undersigned, the Chief Executive Officer and Chairman and acting Chief Financial Officer of American Oriental Bioengineering, Inc. (the "Issuer"), hereby certify that the 10-KSB for the period ended December 31, 2002 filed with the Commission on April 11, 2003 and containing certain financials statements for fiscal year ended December 31, 2002 fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that information contained in the 10-KSB fairly represents, in all material respects, the financial condition and results of operations of the Issuer.




By     /s/  Shunjun Liu
      ------------------------------------------
SHUNJUN LIU
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
DATED: APRIL 11, 2003


By     /s/  Yanchun Li
      ------------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: APRIL 11, 2003