Form 10QSB
period 2003-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2003-05-15
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                           Commission File No. 0-29015

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                     84-0605867
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

            NO.12 JIANCE ROAD, NANGANG DISTRICT, HARBIN, CHINA, 15008
                    (Address of principal executive offices)
                                 86-451-666-6601
                (Issuer's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: (None)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Preferred Stock, par value $0.001
                         Common Stock, par value $0.001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock                Outstanding as March 31, 2003
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                         1,000,000
Common Stock, $0.001 par value                           31,625,827

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements.
          o   Balance Sheet                                                  F-1
          o   Statement of Operations                                        F-2
          o   Cash Flow Statement                                            F-3
          o   Notes to Financial Statements                             F-4 to 5

Item 2. Management Discussions & Analysis of Financial Condition and Results of Operations.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN ORIENTAL BIOENGINEERING, INC.
                       (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                              CONSOLIDATED BALANCE SHEETS
                                (United States Dollars)

                                                             March 31,    December 31,
                                                               2003           2002
                                                            ------------  ------------
                                                             Unaudited      Audited
                                                            ------------  ------------
                                        ASSETS
CURRENT ASSETS
    Cash and bank balances                                  $ 3,144,190   $ 2,816,723
    Trade receivables, net of provisions                      2,977,673     1,472,694
    Inventory                                                 1,224,688       495,749
    Prepayments for goods                                        89,526       143,584
    Due from related parties                                     20,423       288,793
    Advances to employees                                        33,225        95,788
    Deferred taxes                                               68,772        68,772
    Deferred merger costs                                        58,333        66,666
    Deferred consulting expenses                                340,625       415,625
                                                            ------------  ------------

TOTAL CURRENT ASSETS                                          7,957,455     5,864,394

FIXED ASSETS, net of depreciation                             7,355,346     4,260,718

OTHER ASSETS, net of amortization                               708,031       722,892
                                                            ------------  ------------

TOTAL ASSETS                                                $16,020,832   $10,848,004
                                                            ============  ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $   950,339   $   582,242
    Prepayments for materials                                   572,065       153,830
    Bank loans                                                1,445,783     1,445,783
    Taxes payable                                               236,073        49,163
    Payable to related party                                      7,133       182,226
                                                            ------------  ------------

TOTAL CURRENT LIABILITIES                                     3,211,393     2,413,244
                                                            ------------  ------------

SHAREHOLDERS' EQUITY
    Preferred stock
        $0.001 par value;2,000,000 authorized;
        1,000,000 shares outstanding at December 31, 2002         1,000            --
    Common stock
       $.001 par value, 60,000,000 shares authorized
       31,625,827 and 11,341,017 issued and
       outstanding at Mar 31, 2003 and Dec 31, 2002              31,626        11,341
    Additional paid-in capital                                7,780,978     4,597,263
    Retained Earnings                                         4,995,835     3,826,156
    Equity in the amount of $807,501 is restricted
       at March 31, 2003 and December 31, 2002
                                                            ------------  ------------

TOTAL EQUITY                                                 12,809,439     8,434,760
                                                            ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $16,020,832   $10,848,004
                                                            ============  ============

       The accompanying notes are an integral part of these financial statements.

                                          F-1

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (United States Dollars)

                                                      THREE MONTHS ENDED
                                                           March 31,
                                                --------------------------------
                                                    2003            2002
                                                -----------------------------
                                                  Unaudited       Unaudited
                                                -------------   -------------

SALES                                           $  4,498,662    $  2,384,478

COST OF SALES                                      1,632,362         901,701
                                                -------------   -------------

GROSS PROFIT                                       2,866,300       1,482,777

SELLING AND ADMINISTRATIVE EXPENSE                   286,475         192,809

ADVERTISING                                          635,198         106,217

GENERAL AND ADMINISTRATIVE EXPENSES                  390,984         173,189

DEPRECIATION AND AMORTIZATION                        126,395         101,731
                                                -------------   -------------

INCOME FROM OPERATIONS                             1,427,248         908,831

MERGER COSTS                                          (8,333)             --

INTEREST                                             (23,298)        (23,258)

OTHER INCOME (EXPENSE)                                (4,818)             --
                                                -------------   -------------

INCOME BEFORE INCOME TAXES                         1,390,799         885,573

INCOME TAXES                                         221,120          89,310
                                                -------------   -------------

NET INCOME                                      $  1,169,679    $    796,263
                                                =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  BASIC                                           19,905,715      10,640,743 (1)
  BASIC AND DILUTED                               20,327,937      10,640,743 (1)

NET INCOME PER SHARE
  BASIC                                         $       0.06    $       0.07
                                                =============   =============
  BASIC AND DILUTED                             $       0.06    $       0.07
                                                =============   =============

(1) Number of shares outstanding the day of the merger for comparison only


   The accompanying notes are an integral part of these financial statements.


                                  AMERICAN ORIENTAL BIOENGINEERING, INC.
                                (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                          (United States Dollars)

                                                                                       March 31,
                                                                              ---------------------------
                                                                                 2003            2002
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,169,679    $   796,263
Adjustments to reconcile net income to
 net cash provided by operations:
    Depreciation and amortization                                                 126,395        101,731
    Deferred merger costs                                                           8,333             --
    Deferred consulting expenses                                                   75,000             --
(Increase)decrease in assets:
    Inventory                                                                    (728,939)       (10,101)
    Trade receivables                                                          (1,504,979)      (309,106)
    Prepayments for goods                                                          54,058       (172,702)
    Due from related parties                                                      330,933         11,317
    Deferred taxes                                                                     --         63,049
Increase(decrease) in liabilities:
    Trade payables and accrued expenses                                           368,097         21,118
    Payable to related party                                                     (175,093)            --
    Due to shareholders                                                                --             --
    Income taxes payable                                                          186,910        191,472
    Prepayments for materials                                                     418,235        (24,840)
                                                                              ------------   ------------

Net cash provided by operating activities                                         328,629        668,201
                                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                       (1,162)       (12,347)
                                                                              ------------   ------------
    Net cash used in investing activities                                          (1,162)       (12,347)
                                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                           --             --
                                                                              ------------   ------------

NET INCREASE IN CASH AND BANK BALANCES                                            327,467        655,854
    Cash and bank balances, beginning of period                                 2,816,723      1,325,453
                                                                              ------------   ------------

    Cash and bank balances, at end of period                                  $ 3,144,190    $ 1,981,307
                                                                              ============   ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
     1. Interest paid                                                         $    23,298    $    15,500
                                                                              ============   ============
     2. Taxes paid                                                            $    83,500    $    88,000
                                                                              ============   ============
     3. The Company issued 20,284,810 shares of Common Stock and 1,000,000 shares of Class A Preferred Stock February 22, 2003 valued at approximately $3,205,000 for the purchase of 100% ownership in a peptide protein project.

   The accompanying notes are an integral part of these financial statements.

                                       F-3

                      AMERICAN ORIENTAL BIOENGINEERING, INC
                   (FORMERLY INTERNET GOLF ASSOICATION, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 1. - BASIS OF PRESENTATION

The unaudited consolidated financial statements of American Oriental Bioengineering, Inc. (formerly Internet Golf Association, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2. - NATURE OF COMPANY

On December 18, 2001, the Company and Harbin Bioengineering entered into an agreement whereby the Company acquired 100% of the equity interest of Harbin Bioengineering. As a result, Harbin Bioengineering became a wholly owned subsidiary of the Company (the "Acquisition"). The Company exchanged 8,538,943 shares of its common stock for that number of shares of Harbin Bioengineering that constitutes 100% of the equity interest of Harbin Bioengineering. On December 18, 2001, the directors and executive officers of the Company resigned and Shujun Liu was appointed Chairman of the Board of Directors and President of the Company. On June 26, 2002, the Acquisition became effective when the Company filed Articles of Exchange with the Secretary of State of Nevada.

On October 15, 2002, the Company filed a Information Statement of Schedule 14C reporting the issuance of 20,284,810 shares of common stock and 1,000,000 shares of class A preferred stock in consideration for all of the ownership interest in a soybean protein peptide biochemical engineering project (the "Project") as described in the purchase agreement, dated as of August 17, 2002 by Shujun Liu and the Company ("Purchase Agreement"). The value of the common stock issued was approximately $3,205,000, which was equivalent to $0.158 per share of common stock, the average of the closing price for the five-day period immediately following the date of the Purchase Agreement, i.e, from August 19, 2002 to August 23, 2002. By acquiring the Project, among other assets, the Company had also acquired the ownership of the building housing of the Project's manufacturing plant, manufacturing equipment, and environmental control equipment the historical cost of which was approximately $3,205,000. In addition, the Company had also received the right to produce the products that resulted from the Project as well as ownership rights on a pending patent in PRC for the process of the extraction and production of soybean peptide. The shares were issued on February 22, 2003.

NOTE 3. - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 4. - INCOME TAXES

Income taxes are provided on Harbin Three Happiness Bioengineering Limited in accordance with taxation principles currently effective in the People's Republic of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussion and analysis of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory and accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT DEVELOPMENTS
-------------------

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

On October 15, 2002, the Company filed another Information Statement Pursuant to
Section 14(c) of the Securities Exchange Act of 1934 the acquisition of soybean protein peptide biochemical engineering project ("Project") of which the transaction was closed in February, 2003.

The Project covers derivatives and extractions of soybean protein peptides, substances derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein that can be absorbed by the body. In addition to adsorbing soybean peptide directly in the form of various tablets or powders, soybean peptide can also be used as an additive in various foods and beverages including milk, tea and coffee. By acquiring the Project, the Company acquired ownership of the properties associated with the Project, the manufacturing plant, manufacturing equipment and environmental control equipment. The purchased Project was crucial to the Company's expansion and growth in the field of bioengineering. It was also important to the Company's over-all technological strategy. Acquiring the Project enabled the Company to develop new products and will increas the Company's revenue in the future.

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2002
---------------------------

For the quarter ended March 31, 2003, revenues increased by $2,114,184 or 89% from $2,384,478 as compared to the corresponding period of the prior year. This increase is attributed primarily to: 1) increased sales of existing products; 2) new product lines from newly acquired soybean protein peptide project.

Cost of sales increased by $730,661 or 81% to $1,632,362 from $901,701 for the three months ended March 2003, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs associated with increase in sales of existing product lines and soybean protein peptide products.

Selling expenses increased by $93,666 or 49% to $286,475 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts on existing line of products and soybean protein peptide products.

Advertising expenses increased by $528,981 or 498% to $635,198 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for existing product lines and soybean protein peptide products that enabled increase in revenue in current period ended March, 2003 as compared to March, 2002.

General and administrative expenses increased by $217,795 or 126% to $390,984 as compared to the corresponding period of the prior year. This increase is the result of increased professional fees associated with becoming a publicly traded company and increasing activity level as a result of new soybean protein peptide product lines.

Depreciation and amortization increased by $24,664 or 24% as compared to the corresponding period to the prior year. This is the result of additional depreciation from newly acquired soybean protein peptide assets during 2003.

Our net income increased by $373,416 or 47% to a net income of $1,169,679 from a net income of $796,263. The increase in net income is basically attributed to:
1) increase in product sales from existing product lines and soybean protein peptide products; 2) less than proportion increase in sales administration, advertising and general administration expenses as compared to increase in revenue as a result of improve in operation efficiency of the Company

LIQUIDITY AND CAPITAL RESOURCES

We have funded capital requirements through cash flow from operations. As of March 31, 2003 we had a cash balance of $3,114,190 and a working surplus of $4,746,062. This compares with a cash balance of $2,816,723 and a working capital surplus of $3,451,150 for the end of the prior year.

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

ITEM 2 - CHANGES IN SECURITIES

On October 11, 2002, an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 was filed to announce that the Company would acquire all of the ownership interest in a soybean protein peptide biochemical engineering project (the "Project") as described in the Purchase Agreement dated as of August 17, 2002 between Shujun Liu and the Company. Another information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 was then filed by the Company on January 28, 2003 to announce that the board of directors of the Company had duly signed an unanimously written consent to declare that the Board was satisfied with the due diligence process on a project and that the transaction was effective immediately.

Consideration shares aggregate of 1,000,000 shares of its class A preferred stock and 20,284,810 shares of common stock in connected with the Purchase Agreement has been issued to the following persons on February 22, 2003 through the Company's share transfer agent subsequent to the Board Approval and the filing of the related Form 8-K.

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





AMERICAN ORIENTAL BIOENGINEERING, INC.


By  /s/  Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: MAY 14, 2003

                                  CERTIFICATION



The undersigned, the Chief Executive Officer and acting Chief Financial Officer of American Oriental Bioengineering, Inc. (the "Issuer"), hereby certify that the 10-QSB for the period ended March 31, 2003 filed with the Commission on May 15, 2003 and containing certain financials statements for fiscal quarter ended March 31, 2003 fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that information contained in the 10-QSB fairly represents, in all material respects, the financial condition and results of operations of the Issuer.





By  /s/  Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: MAY 14, 2003




By  /s/  Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: MAY 14, 2003