Form 10QSB
period 2003-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2003-08-14
CIK 1090514

                    STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2003

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

           NO.12 JIANCE ROAD, NANGANG DISTRICT, HARBIN, CHINA, 150086
                    (Address of principal executive offices)

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

Title of each class of Common Stock                 Outstanding as June 30, 2003
--------------------------------------------------------------------------------
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


                                   PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                               AMERICAN ORIENTAL BIOENGINEERING, INC.
                             (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                                     CONSOLIDATED BALANCE SHEETS
                                       (UNITED STATES DOLLARS)
-------------------------------------------------------------------------------------------------

                                               ASSETS
                                                                      June 30,       December 31,
                                                                        2003             2002
                                                                    ------------     ------------
                                                                     Unaudited         Audited
                                                                    ------------     ------------
CURRENT ASSETS
     Cash and bank balances                                         $ 4,159,081      $ 2,816,723
     Trade receivables, net of provisions                             2,353,456        1,472,694
     Inventory                                                        2,279,080          495,749
     Prepayments for goods                                              314,442          143,584
     Due from related parties                                            21,025          288,793
     Advances to employees                                              106,282           95,788
     Deferred taxes                                                      68,772           68,772
     Deferred merger costs                                               50,000           66,666
     Deferred consulting expenses                                       265,625          415,625
                                                                    ------------     ------------

TOTAL CURRENT ASSETS                                                  9,617,763        5,864,394

FIXED ASSETS, net of depreciation                                     7,273,202        4,260,718

OTHER ASSETS, net of amortization                                       693,170          722,892
                                                                    ------------     ------------

TOTAL ASSETS                                                        $17,584,135      $10,848,004
                                                                    ============     ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                          $   938,975      $   582,242
     Prepayments for materials                                          815,277          153,830
     Bank loans                                                       1,445,783        1,445,783
     Taxes payable                                                      277,940           49,163
     Payable to related party                                             7,133          182,226
                                                                    ------------     ------------

TOTAL CURRENT LIABILITIES                                             3,485,108        2,413,244
                                                                    ------------     ------------

SHAREHOLDERS' EQUITY
     Preferred stock
         $0.001 par value;2,000,000 authorized;
         1,000,000 shares outstanding at December 31, 2002                1,000               --
     Common stock
        $.001 par value, 60,000,000 shares authorized
        31,625,827 and 11,341,017 issued and
        outstanding at June 30, 2003 and Dec 31, 2002                    31,626           11,341
    Additional paid-in capital                                        7,780,978        4,597,263
    Retained Earnings                                                 6,285,423        3,826,156
    Equity in the amount of $807,501
          is restricted at June 30, 2003 and December 31, 2002
                                                                    ------------     ------------

TOTAL EQUITY                                                         14,099,027        8,434,760
                                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $17,584,135      $10,848,004
                                                                    ============     ============

             The accompanying notes are an integral part of these financial statements.

                                              AMERICAN ORIENTAL BIOENGINEERING, INC.
                                            (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                      (United States Dollars)
-------------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               June 30,                            June 30,
                                                   --------------------------------  ------------------------------------
                                                        2003              2002               2003               2002
                                                   --------------------------------  ------------------------------------
                                                     Unaudited          Unaudited          Unaudited          Unaudited
                                                   -------------      -------------      -------------      -------------
SALES                                              $  4,876,978       $  2,388,436       $  9,375,640       $  4,772,914

COST OF SALES                                         1,921,310            974,735          3,553,672          1,876,436
                                                   -------------      -------------      -------------      -------------

GROSS PROFIT                                          2,955,668          1,413,701          5,821,968          2,896,478

SELLING AND ADMINISTRATIVE EXPENSE                      417,839            242,771            704,314            435,580

ADVERTISING                                             537,497            379,364          1,172,695            485,581

GENERAL AND ADMINISTRATIVE EXPENSES                     382,179            251,533            773,163            424,722

DEPRECIATION AND AMORTIZATION                           135,315            115,403            261,710            217,134
                                                   -------------      -------------      -------------      -------------

INCOME FROM OPERATIONS                                1,482,838            424,630          2,910,086          1,333,461

MERGER COSTS                                             (8,333)          (589,824)           (16,666)          (589,824)

INTEREST                                                (23,409)           (23,260)           (46,707)           (46,518)

OTHER INCOME (EXPENSE)                                   84,970             72,523             80,152             72,523
                                                   -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                            1,536,066           (115,931)         2,926,865            769,642

INCOME TAXES                                            246,477             69,904            467,597            159,214
                                                   -------------      -------------      -------------      -------------

NET INCOME                                         $  1,289,589       $   (185,835)      $  2,459,268       $    610,428
                                                   =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  BASIC                                              31,625,827         10,141,017         25,798,147         10,141,017
  DILUTED                                            32,625,827         10,141,017         26,510,854         10,141,017

NET INCOME (LOSS) PER SHARE
  BASIC                                            $       0.04       $      (0.02)      $       0.10       $       0.06
                                                   =============      =============      =============      =============
  DILUTED                                          $       0.04       $      (0.02)      $       0.09       $       0.06
                                                   =============      =============      =============      =============

                         The accompanying notes are an intergral part of these financial statements.

                                         AMERICAN ORIENTAL BIOENGINEERING, INC.
                                       (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                               (UNITED STATES DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                                      June 30,
                                                                           ------------------------------
                                                                               2003              2002
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 2,459,268       $   610,428
Adjustments to reconcile net income to
 net cash provided by operations:
    Depreciation and amortization                                              261,710           217,134
    Deferred merger costs                                                       16,666           312,514
    Deferred consulting expenses                                               150,000                --
(Increase) decrease in assets:
    Inventory                                                               (1,783,331)         (128,510)
    Trade receivables                                                       (1,123,974)         (469,077)
    Prepayments for goods                                                     (170,858)         (200,359)
    Due from related parties                                                   267,768           108,908
    Deferred taxes                                                                  --            63,049
    Other                                                                           --            30,361
Increase (decrease) in liabilities:
    Trade payables and accrued expenses                                        356,733           471,230
    Payable to related party                                                  (175,093)          162,550
    Income taxes payable                                                       228,777           (18,127)
    Prepayments for materials                                                  904,659            18,808
                                                                           ------------      ------------

Net cash provided by operating activities                                    1,392,325         1,178,909
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                   (49,967)          (23,595)
                                                                           ------------      ------------
    Net cash used in investing activities                                      (49,967)          (23,595)
                                                                           ------------      ------------

NET INCREASE IN CASH AND BANK BALANCES                                       1,342,358         1,155,314
    Cash and bank balances, beginning of period                              2,816,723         1,325,453
                                                                           ------------      ------------

    Cash and bank balances, at end of period                               $ 4,159,081       $ 2,480,767
                                                                           ============      ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
     1.  Interest paid                                                     $    23,298       $    15,500
                                                                           ============      ============
     2.  Taxes paid                                                        $   269,787       $    88,000
                                                                           ============      ============
     3.  The Company issued 20,284,810 shares of Common Stock
         and 1,000,000 shares of Class A Preferred Stock February
         22, 2003 valued at approximately $3,205,000 for the purchase of 100% ownership in a peptide protein project
    4.   On June 26, 2002 the reverse merger with Harbin Three
         Happiness was finalized. The following amounts represent
         the non-cash portion of this transaction:
                         Other                                             $    83,333
                         Merger costs                                      $   312,514
                         Accrued Expense                                   $      (800)

                       The accompanying notes are an integral part of these financial statements.

                      AMERICAN ORIENTAL BIOENGINEERING, INC
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2003
--------------------------------------------------------------------------------

NOTE 1. - BASIS OF PRESENTATION

The unaudited consolidated financial statements of American Oriental Bioengineering, Inc. (formerly Internet Golf Association, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 and Form 10Q-SB for the period ended March 31, 2003.

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

NOTE 4. - INCOME TAXES

Income taxes are provided on Harbin Three Happiness Bioengineering Limited in accordance with taxation principles currently effective in the People's Republic of China as it relates to the Company.

NOTE 5. - SUBSEQUENT EVENT

On July 22, 2003, the Company filed a form 8-K with the Securities and Exchange Commission to announce that BH Capital Investment, LP and Excalibur Limited Partnership (the Investors) and the Company entered into an investment agreement (the Investment Agreement). Under the terms of the Investment Agreement, the Investors agreed to invest up to US$ 3.0 million to purchase the Company's common stock, $0.001 par value per share at a purchase price of 90% of the then -prevailing market price with attached registration rights. In conjunction with the Investment Agreement, the Company and the Investors executed two stock purchase warrant agreements, which provided 450,000 five-year warrants with and exercise price of $0.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

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

On October 15, 2002, the Company filed another Information Statement Pursuant to
Section 14(c) of the Securities Exchange Act of 1934 the acquisition of a soybean protein peptide biochemical engineering project ("Project") of which the transaction was closed in February, 2003.

The Project covers derivatives and extractions of soybean protein peptides, substances derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein that can be absorbed by the body. In addition to absorbing soybean peptide directly in the form of various tablets or powders, soybean peptide can also be used as an additive in various foods and beverages including milk, tea and coffee. By acquiring the Project, the Company acquired ownership of the properties associated with the Project, the manufacturing plant, manufacturing equipment and environmental control equipment. The purchased Project was crucial to the Company's expansion and growth in the field of bioengineering. It was also important to the Company's over-all technological strategy. Acquiring the Project enabled the Company to develop new products and will increase the Company's revenue in the future.

RESULTS OF OPERATION - THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE
----------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2002
--------------------------

For the quarter ended June 30, 2003 revenues increased by $2,488,542 or 104% from $2,388,436 as compared to the corresponding period of the prior year. This increase is attributed primarily to: 1) increased sales of existing products; 2) new product lines from newly acquired soybean protein peptide project.

Cost of sales increased by $946,575 or 97% to $1,921,310 from $974,735 for the three months ended June 2003, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs associated with increase in sales of existing product lines and soybean protein peptide products.

Selling expenses increased by $175,068 or 72% to $417,839 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts on existing line of products and soybean protein peptide products.

Advertising expenses increased by $158,133 or 42% to $537,497 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for existing product lines and soybean protein peptide products that enabled increase in revenue in current quarter ended June 30, 2003 as compared to June 30, 2002.

General and administrative expenses increased by $130,646 or 52% to $382,179 as compared to the corresponding period of the prior year. This increase is the result of increased activity level as a result of sales expansion of existing products and newly acquired soybean protein peptide product lines.

Depreciation and amortization increased by $19,912 or 17% as compared to the corresponding period to the prior year. This is the result of purchase of soybean protein peptide asset.

Our net income increased by $1,475,424 to a net income of $1,289,589 from a net loss of $185,835. The increase in net income is basically attributed to: 1) increase in product sales from existing product lines and soybean protein peptide products; 2) less than proportion increase in sales administration, advertising and general administration expenses as compared to increase in revenue as a result of improve in operation efficiency of the Company; 3) reduction in merger cost and other related expenses.

RESULTS OF OPERATION - SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS
-------------------------------------------------------------------------------
ENDED JUNE 30, 2002
-------------------

For the six month ended June 30, 2003 revenues increased by $4,602,726 or 96% from $4,772,914 as compared to the corresponding period of the prior year. This increase is attributed primarily to: 1) increased sales of existing products; 2) new product lines from newly acquired soybean protein peptide project.

Cost of sales increased by $1,677,236 or 89% to $3,553,672 from $1,876,436 for the six months ended June 30, 2003, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs associated with increase in sales of existing product lines and soybean protein peptide products.

Selling expenses increased by $268,734 or 62% to $704,314 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts on existing line of products and soybean protein peptide products.

Advertising expenses increased by $687,114 or 142% to $1,172,695 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for existing product lines and soybean protein peptide products that enabled increase in revenue in six months' period ended June 30, 2003 as compared to June 30, 2002.

General and administrative expenses increased by $348,441 or 82% to $773,163 as compared to the corresponding period of the prior year. This increase is the result of increased activity level as a result of sales expansion of existing products and newly acquired soybean protein peptide product lines.

Depreciation and amortization increased by $44,576 or 21% as compared to the corresponding period to the prior year. This is the result of purchase of soybean protein peptide asset at the beginning of year 2003.

Our net income increased by $1,848,840 to a net income of $2,459,268 from a net profit of $610,428 for the period ending June 30, 2002. The increase in net income is basically attributed to: 1) increase in product sales from existing product lines and soybean protein peptide products; 2) less than proportion increase in sales administration, advertising and general administration expenses as compared to increase in revenue as a result of improve in operation efficiency of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of June 30, 2003 we had a cash balance of $4,159,081 and a working surplus of $6,132,655. This compares with a cash balance of $2,816,723 and a working capital surplus of $3,451,150 for the end of the prior year.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

On October 11, 2002, an Information Statement pursuant to Section 14 ( c ) of the Securities Exchange Act of 1934 was filed to announce that the Company would acquire all of the ownership interest in a soybean protein peptide biochemical engineering project (the "Project") as described in the Purchase Agreement dated as of August 17, 2002 between Shujun Liu and the Company. Another information Statement pursuant to Section 14 ( c ) of the Securities Exchange Act of 1934 was then filed by the Company on January 28, 2003 to announce that the board of directors of the Company had duly signed an unanimously written consent to declare that the Board was satisfied with the due diligence process on a project and that the transaction was effective immediately.

Consideration shares aggregate of 1,000,000 shares of its class A preferred stock and 20,284,810 shares of common stick in connected with the Purchase Agreement has been issued to the following persons on February 22, 2003 through the company's share transfer agent subsequent to the Board Approval and the filing of the related Form 8-K.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On July 22, 2003, the Company filed a form 8K current report pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). Under the terms of the Investment Agreement, the Investor agreed to invest up to US$ 3.0 million to purchase the Company's common stock, $0.001 par value per share (the "Common Stock") at a purchase price of 90% of the then-prevailing market price with attached registration rights.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

By  /s/  Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

     iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

/s/ Yanchun Li
---------------------------------------
Yanchun Li
Acting Chief Financial Officer