Form 10QSB
period 2003-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2003-11-14
CIK 1090514

                    STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock            Outstanding as September 30, 2003
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                         1,000,000
Common Stock, $0.01 par value                            31,625,827

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No  [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         o   Balance Sheet                                           F-1
         o   Statement of Operations                                 F-2
         o   Cash Flow Statement                                     F-3
         o   Notes to Financial Statements                           F-4 to 5
Item 2.  Management Discussions & Analysis of Financial
           Condition and Results of Operations.                      3

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings.                                      7
Item  2.     Changes in Securities.                                  7
Item  3.     Defaults Upon Senior Securities.                        8
Item  4.     Submission of Matters to a Vote of Security Holders.    8
Item  5.     Other Information.                                      8
Item  6.     Exhibits and Reports on Form 8-K.                       8

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

                                     ASSETS
                                                            September 30,  December 31,
                                                                2003          2002
                                                            ------------  ------------
                                                             Unaudited      Audited
                                                            ------------  ------------
CURRENT ASSETS
    Cash and bank balances                                  $ 4,264,055   $ 2,816,723
    Trade receivables, net of provisions                      2,715,485     1,472,694
    Inventory                                                 3,407,284       495,749
    Prepayments for goods                                       322,646       143,584
    Due from related parties                                     22,832       288,793
    Advances to employees                                       147,188        95,788
    Deferred taxes                                               68,772        68,772
    Deferred merger costs                                        41,667        66,666
    Deferred consulting expenses                              1,900,625       415,625
                                                            ------------  ------------

TOTAL CURRENT ASSETS                                         12,890,554     5,864,394

FIXED ASSETS, net of depreciation                             7,158,034     4,260,718

OTHER ASSETS, net of amortization                               678,309       722,892
                                                            ------------  ------------

TOTAL ASSETS                                                $20,726,897   $10,848,004
                                                            ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $ 2,768,924   $   582,242
    Prepayments for materials                                   213,876       153,830
    Bank loans                                                1,445,783     1,445,783
    Taxes payable                                               393,497        49,163
    Payable to related party                                      7,133       182,226
                                                            ------------  ------------

TOTAL CURRENT LIABILITIES                                     4,829,213     2,413,244
                                                            ------------  ------------

SHAREHOLDERS' EQUITY
    Preferred stock
        $0.001 par value;2,000,000 authorized;
        1,000,000 shares outstanding at December 31, 2002         1,000            --
    Common stock
       $.001 par value, 60,000,000 shares authorized
       31,625,827 and 11,341,017 issued and
       outstanding at September 30, 2003 and Dec 31, 2002        31,626        11,341
    Additional paid-in capital                                8,335,978     4,597,263
    Retained Earnings                                         7,529,080     3,826,156
    Equity in the amount of $807,501 is restricted
       at September 30, 2003 and December 31, 2002
                                                            ------------  ------------

TOTAL EQUITY                                                 15,897,684     8,434,760
                                                            ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $20,726,897   $10,848,004
                                                            ============  ============

   The accompanying notes are an integral part of these financial statements.

                                       F-1

                               AMERICAN ORIENTAL BIOENGINEERING, INC.
                             (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                       (United States Dollars)
-------------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       September 30,                     September 30,
                                                -----------------------------   -----------------------------
                                                    2003             2002            2003            2002
                                                -----------------------------   -----------------------------
                                                  Unaudited       Unaudited       Unaudited       Unaudited
                                                -------------   -------------   -------------   -------------

SALES                                           $  5,426,568    $  2,898,373    $ 14,802,208    $  7,671,287

COST OF SALES                                      1,956,309       1,054,656       5,509,981       2,931,092
                                                -------------   -------------   -------------   -------------

GROSS PROFIT                                       3,470,259       1,843,717       9,292,227       4,740,195

SELLING AND ADMINISTRATIVE EXPENSE                   440,322         285,157       1,144,636         720,737

ADVERTISING                                          420,987         601,926       1,593,682       1,087,507

GENERAL AND ADMINISTRATIVE EXPENSES                  882,504         498,580       1,655,667         923,302

DEPRECIATION AND AMORTIZATION                        134,580         100,235         396,290         317,369
                                                -------------   -------------   -------------   -------------

INCOME FROM OPERATIONS                             1,591,866         357,819       4,501,952       1,691,280

MERGER COSTS                                          (8,333)             --         (24,999)       (589,824)

INTEREST                                              (3,554)        (23,442)        (50,261)        (69,960)

OTHER INCOME (EXPENSE)                                  (679)         14,918          79,473          87,441
                                                -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES                         1,579,300         349,295       4,506,165       1,118,937

INCOME TAXES                                         335,645          76,032         803,242         235,245
                                                -------------   -------------   -------------   -------------

NET INCOME                                      $  1,243,655    $    273,263    $  3,702,923    $    883,692
                                                =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  BASIC                                           31,625,827      10,141,017      27,762,034      10,141,017
  DILUTED                                         33,237,240      10,141,017      28,777,621      10,141,017

NET INCOME (LOSS) PER SHARE
  BASIC                                         $       0.04    $       0.03    $       0.13    $       0.08
                                                =============   =============   =============   =============
  DILUTED                                       $       0.04    $       0.03    $       0.13    $       0.08
                                                =============   =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                 F-2

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                           September 30,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 3,702,923    $   883,692
Adjustments to reconcile net income to
 net cash provided by operations:
    Depreciation and amortization                        396,290        317,369
    Deferred merger costs                                 24,999        312,514
    Stock issued for services                                 --        600,000
    Deferred consulting expenses                         225,000       (452,211)
    Stock warrants issued                                555,000             --
(Increase) decrease in assets:
    Inventory                                         (2,911,535)       (90,323)
    Trade receivables                                 (1,242,791)      (600,935)
    Prepayments for goods                               (179,062)      (559,308)
    Due from related parties                             265,961         98,218
    Deferred taxes                                            --         63,049
    Other                                                (26,042)            --
Increase (decrease) in liabilities:
    Trade payables and accrued expenses                  476,682        223,614
    Payable to related party                            (175,093)       167,961
    Income taxes payable                                 344,334        (12,000)
    Prepayments for materials                             60,046       (108,240)
                                                     ------------   ------------

Net cash provided by operating activities              1,516,712        843,400
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                             (69,380)       (42,910)
                                                     ------------   ------------
    Net cash used in investing activities                (69,380)       (42,910)
                                                     ------------   ------------

NET INCREASE IN CASH AND BANK BALANCES                 1,447,332        800,490
    Cash and bank balances, beginning of period        2,816,723      1,325,453
                                                     ------------   ------------

    Cash and bank balances, at end of period         $ 4,264,055    $ 2,125,943
                                                     ============   ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
     1. Interest paid                                $    50,261    $    62,018
                                                     ============   ============
     2. Taxes paid                                   $   344,334    $   247,213
                                                     ============   ============

     3. The Company issued 20,284,810 shares of
         Common Stock and 1,000,000 shares of
         Class A Preferred Stock February 22, 2003
         valued at approximately $3,205,000 for the
         purchase of 100% ownership in a peptide
         protein project.
     4. On June 26, 2002 the reverse merger with
         Harbin Three Happiness was finalized.
         The following amounts represent the
         non-cash portion of this transaction:
                         Other                       $    83,333
                         Merger costs                $   312,514
                         Accrued Expense             $      (800)
     5. On August 2, 2002 the Company issued
         1,200,000 shares common stock for
         consulting services.
     6. During the nine months ended September
         30, 2003 the Company recorded diferred
         consulting expenses with an offset to
         accrued expenses of $1,710,000.

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN ORIENTAL BIOENGINEERING, INC
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

NOTE 5. - INVESTMENT AGREEMENT

On July 18, 2003, the Company entered into an investment agreement (the Investment Agreement) with BH Capital Investment, LP and Excalibur Limited Partnership (the Investors). Under the terms of the Investment Agreement, the Investors agreed to invest up to $3.0 million to purchase the Company's common stock, $0.001 par value per share at a purchase price of 90% of the then-prevailing market price with attached registration rights. In conjunction with the Investment Agreement, the Company and the Investors executed two stock purchase warrant agreements, which provided non-returnable 450,000 five-year warrants with an exercise price of $0.30 per share and in accordance with the Investment Agreement, the Investors are entitled to receive from the Company a five-year warrant to purchase that number of shares of the Company's common stock of equal value to 15% of the value of the shares the Company puts to the Investors under the Investment Agreement and such warrants have an exercise price equal to 120% of the average of the closing bid price over the pricing period with provisions for cashless exercise at the Investor's option.

Upon execution of the Investment Agreement, the Company issued non-returnable warrants to purchase 300,000 shares of the Company's common stock to FirsTrust Group, Inc. (FirsTrust) or its designees for commitment and advisory fees. The warrants have an exercise price of $0.30 per share and a cashless exercise provision. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18), the Company has accounted for these warrants issued based on the fair value of the Company's stock at the commencement date of the Investment Agreement. The warrants are exercisable immediately and expire 5 years after issuance unless extended by the Company. The fair value of the warrants granted is $1.85 using the Black-Scholes pricing model. The following assumptions were included in this method: no expected dividend yield; volatility rate of 252%; risk free interest rate of 2.89% and expected life of five years. For the three months and nine months ended September 30, 2003, the Company expensed $555,000 associated with these warrants with an offset to paid-in-capital.

In addition, as disclosed in a September 18, 2003 Form SB-2 Filing with the Securities and Exchange Commission, the Company has agreed to issue to FirsTrust five year warrants to purchase 250,000 shares of the Company's common stock for every $1,000,000 the Company draws down on the equity line. The warrants have an exercise price of 120% of the average of the closing bid price over the pricing period with provisions exerciseable immediately upon issuance. The Company believes that all $3,000,000 of the equity line established by the Investment Agreement will be drawn down and therefore 750,000 shares will be issued. The

Company has also agreed to pay a cash fee of 9% of the total investment and common stock of 2% of the total investment. The issuance of the above warrants and common stock and the payment of cash are all contingent upon the From SB-2 becoming effective. The Company does believe an amended Form SB-2 will become effective, however no expense has been incurred since there is uncertainty. The Company has valued the issuance of the warrant and common stock and cash payment based on the above assumptions and recorded deferred consulting fees and accrued expenses of $1,710,000. The warrants to be issued have been valued in accordance with SFAS 123 and EITF 96-18.

NOTE 6. - SUBSEQUENT EVENT

On October 1, 2003 the company entered into various consulting agreement with various individuals. The services to be rendered include research and development, sales and marketing, and various corporate services including implementation and monitoring of the Company's internal controls. As consideration for the services to be rendered, the company will issue a total of 800,000 shares of the Company's common stock. In accordance with SFAS 123 and FITF 96-18, the total value of the services is approximately $1,568,000 and will be expensed over the terms of the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

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

RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO
---------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------

For the quarter ended September 30, 2003 revenues increased by $2,528,195 or 87% to $5,426,568 from $2,898,373 as compared to the corresponding period of the prior year. This increase is attributed primarily to: 1) increased sales of existing products; 2) new product lines from newly acquired soybean protein peptide project.

Cost of sales increased by $901,653 or 85% to $1,956,309 from $1,054,656 for the three months ended September 30, 2003, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs associated with increase in sales of existing product lines and soybean protein peptide products.

Selling expenses increased by $155,165 or 54% to $440,322 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts on existing line of products and soybean protein peptide products.

Advertising expenses decreased by $180,939 or 30% to $420,987 as compared to the corresponding period of the prior year. This decrease is attributed to decrease advertising efforts as extensive advertising efforts have been conducted in the first half of the year to support the increase in sales and marketing activities for existing product lines and soybean protein peptide products that enabled increase in revenue in current quarter and previous quarters and as a result, less resources were needed for advertising for this quarter ended September 30, 2003.

General and administrative expenses increased by $383,924 or 77% to $882,504 as compared to the corresponding period of the prior year. This increase is primarily the result of recognition of warrant expense related to the Investment Agreement dated July 18, 2003.

Depreciation and amortization increased by $34,345 or 34% as compared to the corresponding period to the prior year. This is the result of purchase of soybean protein peptide asset.

Our net income increased by $970,392 to a net income of $1,243,655 from a net income of $273,263. The increase in net income is basically attributed to: 1) increase in product sales from existing product lines and soybean protein peptide products; 2) less than proportion increase in sales administration, decrease advertising and general administration expenses as compared to increase in revenue as a result of improve in operation efficiency of the Company

RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE
-------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------

For the nine month ended September 30, 2003 revenues increased by $7,130,921 or 93% from $7,671,287 as compared to the corresponding period of the prior year. This increase is attributed primarily to: 1) increased sales of existing products; 2) new product lines from newly acquired soybean protein peptide project.

Cost of sales increased by $2,578,889 or 88% to $5,509,981 from $2,931,092 for the nine months ended September 30, 2003, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs associated with increase in sales of existing product lines and soybean protein peptide products.

Selling expenses increased by $423,899 or 59% to $1,144,636 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing efforts on existing line of products and soybean protein peptide products.

Advertising expenses increased by $506,175 or 47% to $1,144,636 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for existing product lines and soybean protein peptide products that enabled increase in revenue in nine months' period ended September 30, 2003 as compared to September 30, 2002.

General and administrative expenses increased by $732,365 or 79% to $1,655,667 as compared to the corresponding period of the prior year. This increase is primarily the result of recognition of warrant expense related to the Investment Agreement dated July 18, 2003

Depreciation and amortization increased by $78,921 or 25% as compared to the corresponding period to the prior year. This is the result of purchase of soybean protein peptide asset at the beginning of year 2003.

Our net income increased by $2,818,231 to a net income of $3,702,923 from a net profit of $883,692 for the period ending September 30, 2002. The increase in net income is basically attributed to: 1) increase in product sales from existing product lines and soybean protein peptide products; 2) less than proportion increase in sales administration, advertising and general administration expenses as compared to increase in revenue as a result of improve in operation efficiency of the Company.; 3) reduction in merger cost and other related expenses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of September 30, 2003 we had a cash balance of $4,264,055 and a working surplus of $8,061,341. This compares with a cash balance of $2,816,723 and a working capital surplus of $3,451,150 for the end of the prior year.

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

On July 22, 2003, the Company filed a form 8K current report pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). Under the terms of the Investment Agreement, the Investor agreed to invest up to US$ 3.0 million to purchase the Company's common stock, $.01 par value per share (the "Common Stocks") at a purchase price of 90% of the then-prevailing market price with attached registration rights. In conjunction with the Investment Agreement, the Company and the Investors executed two stock purchase warrant agreements, which provided 450,000 five-year warrants with and exercise price of $0.30 per share. (The "Warrants") A total of 750,000 non-returnable Warrants were issued on July 18, 2003 in conjunction with the Investment Agreement:

         Name of holder                       No. of warrants      Exercise price    Issue date      Expiry date
         --------------                       ---------------      --------------    ----------      -----------
         BH Capital                                  225,000           US$ 0.3       Jul 18, 03       Jul 17, 08
         Excalibur                                   225,000           US$ 0.3       Jul 18, 03       Jul 17, 08
         FirsTrust Group, Inc.                       276,000           US$ 0.3       Jul 18, 03       Jul 17, 08
         Wyrick Robbins Yates & Ponton LLP             3,000           US$ 0.3       Jul 18, 03       Jul 17, 08
         Jian Zhang                                   10,000           US$ 0.3       Jul 18, 03       Jul 17, 08
         DSF Capita                                    5,000           US$ 0.3       Jul 18, 03       Jul 17, 08
         RADA Advisors,Inc.                            6,000           US$ 0.3       Jul 18, 03       Jul 17, 08

On September 18, 2003, in conjunction with the Investment Agreement, the Company filed a form SB-2 registration statement under the Security Exchange Act of 1933 ("Registration Statement") to register the Common Stocks and the Warrants associated with the Investment Agreement. The total number of Common Stocks and Warrants to be registered amounted to Registration Statement was under the review of SEC and was awaiting approval.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On July 22, 2003, the Company filed a form 8K current report pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). Under the terms of the Investment Agreement, the Investor agreed to invest up to US$ 3.0 million to purchase the Company's common stock, $.01 par value per share (the "Common Stock") at a purchase price of 90% of the then-prevailing market price with attached registration rights.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN ORIENTAL BIOENGINEERING, INC.



By  /s/  Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 14, 2003

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

Date: November 14, 2003


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

Date: November 14, 2003


/s/ Yanchun Li
-------------------------------
Yanchun Li
Acting Chief Financial Officer