Form 10KSB
period 2003-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2004-04-15
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-KSB
(MARK ONE)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2003

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 0-29015

                     AMERICAN ORIENTAL BIOENGINEERING, INC.

                                 ______________

                 (Name of Small Business Issuer in Its Charter)

NEVADA                                                                84-0605867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           NO. 308 XUEFU ROAD, NANGANG DISTRICT, HARBIN, CHINA, 150086
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                86-451-8666-6601
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                   PREFERRED STOCK, PAR VALUE $0.001 PER SHARE

                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]       No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $ 20,862,709.

         The aggregate market value of the registrant's common stock held by non-affiliates as of March 9, 2004 was $71,744,620.

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities            Number of Shares Outstanding
----------------------------------------            as of December 31, 2003
Common Stock, $0.001 par value                      ----------------------------
Preferred Stock, $0.001 par value                   32,725,827
                                                    1,000,000

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

   ITEM 1.   Description of Business                                           1

   ITEM 2.   Description of Properties                                        10

   ITEM 3.   Legal Proceeding                                                 10

   ITEM 4.   Submission of Matters To A Vote of Security Holders              10

PART II

   ITEM 5.   Market For Common Equity and Related Stockholder Matters         10

   ITEM 6.   Management Discussion and Analysis of Financial Condition
               and Results of Operations                                      15

   ITEM 7.   Financial Statements                                             25

   ITEM 8.   Changes In and Disagreements With Accountants On
               Accounting and Financial Disclosures                           25

   ITEM 8A.  Controls and Procedures                                          25

PART III

   ITEM 9.   Directors, Executive Officers, Promoters And Control
               Persons, Compliance With Section 16(a) Of The
               Exchange Act                                                   25

   ITEM 10.  Executive Compensation                                           27

   ITEM 11.  Security Ownership of Certain Beneficial Owners
               and Management                                                 29

   ITEM 12.  Certain Relationships and Related Transaction                    30

   ITEM 13.  Exhibits and Reports on Form 8K                                  30

   ITEM 14.  Principal Accounting Fees and Services                           30

         This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

         Certain financial information included in this annual report has been derived from data originally prepared in Renminb (RMB), the currency of the People's Republic of China. For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.3 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

         Our company, American Oriental Bioengineering, Inc. ("we", "us", "our", "AOBO" or "our company"), was founded as Champion Ventures, Inc. on November 30, 1970. On May 7, 1999 we acquired Internet Golf Association, Inc. From 1999 until 2001, we attempted to build a business that would organize and conduct interactive golf tournaments on the internet. That business model was not successful. During the fiscal year ended 2001, we ceased to have any operations and had no employees at December 31, 2001.

         On December 18, 2001, our company and Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a company organized under the laws of the People's Republic of China, entered into an exchange agreement whereby we agreed to acquire 100% of the equity interest of Harbin Bioengineering through the exchange of 8,538,943 shares of restricted common stock, resulting in our ownership of Harbin Bioengineering. That transaction was a triangular merger with Bestkey International, Ltd, a British Virgin Island corporation, and was treated as a reverse merger for accounting purposes. An Information Statement pursuant to Schedule 14C was filed on December 21, 2001, and an amended Information Statement Amendment No. 1 to Schedule 14C was filed on April 15, 2002 in conjunction to the acquisition. That merger transaction was completed on June 26, 2002.

         Through our subsidiary, Harbin Bioengineering, we have become and are presently engaged in the development and production of bioengineered products and traditional Chinese medicinal products. Due to its technology and market competitiveness, we believe that our company is well-positioned to take advantage of the increasing demand for traditional Chinese medicinal products, as well as significant opportunities for its newly developed bioengineered products. We have become a leading developer and producer of bioengineered products, as well as traditional Chinese medicinal products in China. Since its establishment, Harbin Bioengineering has focused on new product research that combines modern bio-technology and traditional Chinese medical technology and has developed a series of biotech products marketed in China. That research provides a business foundation for our development in biotech industry subsequent to our acquisition of Harbin Engineering.

         In 2003, we focused on expanding our existing operations by:

         1. Expanding the organization and strengthening the sales and marketing team - we expanded our organization from 430 employees to 505 employees, which was a 17% increase of personnel in 2003, as compared to 2002.

         2. Developing new product line series - we launched new product line series of soybean protein peptide products to enrich our product mix and increase sales revenue. For our existing series of health food product series, we introduced a new product line of Vitamate Oral Liquid, which aimed to penetrate into immuno drinks market.

         3. Focusing on new research initiatives to improve product quality - we focused our research efforts on the development of a new health product, Vitamate, and improved the existing Chinese medical product , Cease - Enuresis Soft Gel.

         4. Expanding, reorganizing and improving the distribution channels and networks to ensure efficient and comprehensive coverage to boost our revenue - we expanded our distribution network by reorganizing the channel structure into six regional representative offices and grouped all representative officers, distributors and distribution outlets into these six offices according to their geographical locations for management efficiency and effectiveness.

         With these initiatives successfully implemented in 2003, our revenue increased by 105% from $ 10,199,756 in 2002 to $ 20,862,709 in 2003, and our net
profit increased by 312% from $1,127,257 in 2002 to $ 4,642,251 in 2003.

BUSINESS OVERVIEW

         Subsequent to our acquisition of Harbin Bioengineering, we have become a leading nutraceutical company in China focused on new product research and commercialization to combine biotechnology and traditional Chinese medical technologies to capture the increasing demand for traditional Chinese medicine and health supplements, both domestically and internationally.

         Headquartered in the city of Harbin and occupied a piece of land with an area of 220,000 square feet, in the Northeastern part of China, we own:

         1.   A bio-pharmaceuticals manufacturing facility;

         2.   A bio food processing factory;

         3. A soybean protein peptide product manufacturing plant newly acquired in 2003;

         4.   A biotech research institute;

         5. Six regional sales representatives managing 31 representative officers with 68 distributors and around 1,000 distribution outlets over the whole China; and

         6.   Over 500 employees at December 31, 2003.

THE EMPLOYEES

         Our business expanded significantly in 2003 and, in order to meet our strategic business development needs, we increased the number of our employees by 17% in 2003, as compared to 2002.

         Until December 31, 2003, we had approximately 430 employees. On December 31, 2003, we expanded our personnel to 505 full-time employees, with all employees currently falling into the following categories:

         Management                                        63
         Technology and research                           59
         Sales and marketing                              102
         Production - health food                          86
         Production - medicine                            102
         Production - soybean protein peptide              93
                                                      --------
         TOTAL                                            505
                                                      ========

RESEARCH AND DEVELOPMENT

         We have our own research center located in our Harbin headquarters. We also have our own laboratory located on our premises and staffed by our own professional research and development team. We also cooperate with other outside research institutes in China for joint research and development. The following are some of the research institutes with which we cooperate from time to time:

         o Medical Plants Research Institute under the Chinese Academy of Medical Sciences

         o    Heilongjiang Chinese Medical University

         o    Harbin University of Medical Sciences

         o    Ocean Research Institute of the Chinese Academy of Sciences

         o    Ecological Research Institute of the Chinese Academy of Sciences

         These joint research alliances provide us with access to over 60 professors and experts in the fields of traditional Chinese medicine, marine bioengineering, food engineering and chemistry in connection with our research and development in these areas.

THE PRODUCTS

         Our products are divided into the following main categories:

         1. Health food product series, which include:

            Compound bio-functional beverage
            series Derived from honey products, marine plants and natural herbs (which are all abundant in the Northeastern part of China) through advance bioengineer processing. This product is rich in natural amino acids and vitamins. It is a nutritional beverage and was the first one of its kind recognized as a health product by the Ministry of Health of China in November 1996. We passed inspection of the Environment Quality
                                                Management of Chinese Beverage
                                                Enterprises in December 1997.

                                                Products within this category
                                                include:

                                                1. 1,500 ml. bottle pack
                                                   bio-functional beverage
                                                2. 160 ml. bottle pack
                                                   bio-functional beverage
                                                3. 245 ml. bottle pack
                                                   bio-functional beverage
                                                4. 500 ml. bottle pack
                                                   bio-functional beverage
                                                5. Gift pack
                                                   bio-functional beverage

                Iodine bio-functional
                beverage series                 Compound bio-functional beverage
                                                with Iodine additives to further
                                                enhances its function to
                                                maintain body health.

                                                Products within this category
                                                include:

                                                1. 245 ml. bottle pack
                                                   bio-functional beverage with
                                                   Iodine additive
                                                2. 200 ml. bottle pack
                                                   bio-functional beverage with
                                                   Iodine additive
                                                3. 160 ml. bottle pack
                                                   bio-functional beverage with
                                                   Iodine additive

         In 2003, we introduced a new product called Vitamate for the health food product series. Vitamate is an immuno boosting health drink targeted at the immuno drink market, and it became our flagship product for purposes of penetrating into the immuno health drink market, of which there was an increasing demand in 2003 subsequent to the outbreak of SARS and birds' flu through China and the Asian region:

                  Vitamate Oral Liquid          Vitamate Oral Liquid is designed
                                                to strengthen the immue system.
                                                Vitamate's immuno-boosting
                                                formula is derived from bee
                                                products, marine protein and
                                                natural herbs, which are rich in
                                                total flavone, unsaturated fatty
                                                acid, ginsenoside as well as
                                                amino acids, vitamins and
                                                minerals that are essential for
                                                human body.

                                                Vitamate Oral Liquid can help
                                                regulate blood lipids and
                                                enhance the immune function. It
                                                can be used by healthy adults,
                                                middle-aged, elderly and
                                                convalescents

                                                Vitamate Oral Liquid is a safe
                                                product made from all natural
                                                ingredients. It has no
                                                preservatives, no stimulants, no
                                                artificial added pigment and no
                                                added sugar.

         2. Chinese medical products series

         We also developed several types of Chinese medicine using natural Chinese herbs as raw material. These products include:

                  Cease enuresis soft gel       Composed of triterpeniod saponin
                                                specially formulated to help
                                                alleviate bed-wetting and
                                                urination disorder (especially
                                                at night or due to urinal
                                                incontinence), this natural
                                                Chinese herbal formula helps
                                                control bed-wetting and night
                                                time urination disorder.

                  Root of red-rooted
                  salvia tablet                 Composed of three kinds of
                                                Chinese medicines that improve
                                                blood circulation to remove
                                                blood stasis, remarkably
                                                increase blood flow of coronary
                                                artery and relieve pain as well.
                                                It is mainly used for coronary
                                                ischemia and angina pectoris
                                                caused by coronary heart
                                                disease. This product is a
                                                non-prescription medicine (OTC)
                                                and is available from drugstores
                                                and hospitals.

                  Double Ginseng Yishen Grain   Double Ginseng Yishen Grain is
                                                useful for those suffering from
                                                neurosis, vegetative nerve
                                                functional disturbance and
                                                hypo-immunity.

                                                It has a slight sedative effect
                                                on the nervous system. It can
                                                improve sleep and alleviate
                                                various symptoms caused by
                                                vegetative nerve functional
                                                disturbance. This product can
                                                also enhance the immune system
                                                by increasing the quantities of
                                                T lymphocyte and T helper
                                                lymphocyte; it can enhance
                                                activity of the antibodies and
                                                intensify phagocytosis function
                                                of macrophage. This product is
                                                also believed to have an effect
                                                on anti-fatigue. It is a
                                                non-prescription medicine (OTC)
                                                and is sold in drugstores and
                                                hospitals.

         As mentioned above, we also introduced a new series of products in 2003 to enrich our existing product mix:

         3. Soybean protein peptide product series

         In 2003 we acquired a soybean protein peptide biochemical engineering project, through which AOBO acquired the entire ownership interest of technique and methodology of derivatives and extracted soybean protein peptides. Soybean protein peptides consist of a combination of enzymes that are biologically functional. Soybean peptides are derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein. Soybean peptides may be absorbed by the human body. In addition to adsorbing soybean peptide directly in the form of various tablets or powders, soybean peptide may be used as an additive in various foods and beverages including milk, tea and coffee.

                  Soybean protein
                  peptide powder                Soybean protein powder is a
                                                unique soybean milk by adding
                                                peptide as one of the
                                                ingredients and is designed as a
                                                nutritious health drink that can
                                                be consumed by all users.

                                                This product is manufactured
                                                through state of the art
                                                bioengineering technique. We
                                                adopt high quality
                                                non-transgenic soybean as raw
                                                material and attempt to maximize
                                                the amounts of sapinin,
                                                isoglavone, unsaturated fatty
                                                acid, multiple minerals, soybean
                                                lecithin, soybean oligose and
                                                vitamins that are retained.
                                                Furthermore, this product is low
                                                in fat, has no cholesterol and
                                                is a rich protein health food.

                                                Soybean powder contains small
                                                molecular protein peptide
                                                (peptide is composed of 2-8
                                                amino acids that are linked by
                                                peptide bond), which can be
                                                easily digested and absorbed by
                                                the human body. This product can
                                                help replenish the protein and
                                                nutrients needs of the human
                                                body quickly and easily.

                  Soybean protein
                  peptide coffee                Soybean protein peptide coffee
                                                is a unique kind of coffee that
                                                contains soybean protein peptide
                                                and is designed as a nutritious
                                                health drink for users. By using
                                                soybean protein peptide and
                                                coffee as raw materials and
                                                through state of the art
                                                technology, the product contains
                                                peptide of small molecular
                                                weight that is below 1,000 and
                                                composed of 2-8 amino acids that
                                                are linked by peptide bond.

                                                These peptides can be easily
                                                absorbed by the human body and
                                                thus this product can be use to
                                                replenish protein and nutrients
                                                needs for the human body quickly
                                                and easily. Soybean protein
                                                peptide coffee has a special
                                                spice, soft flavor and long mild
                                                aftertaste. It retains the
                                                original taste of coffee.

                  Soybean protein
                  peptide tablets               It contains more than 30%
                                                protein peptide per tablet.
                                                Protein in the form of peptides
                                                may be easily absorbed by the
                                                human body. Soybean protein
                                                peptide may effectively maintain
                                                or improve protein nutrient
                                                condition of the human body.

                                                Products within this category
                                                include:
                                                1. Bottle pack 100 tablets
                                                   soybean protein peptide
                                                2. Bottle pack 30 tablets
                                                   soybean protein peptide

         For our 2003 fiscal year, revenue contribution by our different product series was as follows:

       Product line series                   Revenue contribution   % of total
       -------------------                   --------------------   ----------
                                                                      revenue
                                                                      -------

       Health food product line                       $1,879,190        9.0%
       Chinese medicine product line                  12,946,143       62.1%
       Soybean protein peptide line                    6,037,376       28.9%

       TOTAL                                         $20,862,709      100.0%

PRODUCTION FACILITIES AND EQUIPMENT

         We have fully automated production lines producing bioengineered and health food products. AOBO also has a fully mechanized controlled soybean protein peptide production line, which carries out an automated production process including soybean decomposition, dehydration, sterilization, compilation and packaging. Also, our production facilities are flexible enough to handle mass production of various products in the form of bottles, powders, tablets, sachets and liquid.

DISTRIBUTION CHANNELS

         During 2003, we focused on expanding our distribution channels and networks in order to extend our sales network coverage and better penetrate all major provinces and cities of China. This expansion of distribution networks has enabled us to introduce our new soybean protein peptide product series into target markets more efficiently and effectively.

         During 2002, we had sales network coverage of over 1,000 distributors, sales outlets, hospital and clinics supported by 11 sales branch offices (excluding Harbin) in the following cities:

o   Beijing           o   Urumchi             o   Jinan            o   Shanghai
o   Changchun         o   Shijiazhuang        o   Taiyuan          o   Nanjing
o   Dalian            o   Hangzhou            o   Xian             o   Wuhai
o   Guangzhou         o   Zhengzhou           o   Chengdu

         In 2003, we expanded and reorganized our channel networks. Our management grouped all distributors, distribution outlets and clinic outlets into 6 regional representatives according to their geographical locations for more effective operations and management. Distribution outlets and clinic outlets are directly controlled and managed by distributors, while distributors are grouped under the 6 regional representatives and report directly to them to ensure an effective sales chain.

SALES NETWORK DEVELOPMENT IN 2003:

       Northern China representative      :    Number of distributors           -   13 distributors
                                               Cities and provinces under       -   Beijing,  Shijiazhuang,  Jinan, Baotou,
                                               coverage                             Henan, Tianjin, Qingdao
                                               Number of self owned             -   195 outlets
                                               distribution outlets
                                               Number of outlets owned by       -   96 outlets
                                               distributors
                                               Number of clinic outlets         -   3 clinics
                                               Cities and provinces  covered by -   Zhengzhou, Shijiazhuang, Shandong
                                               clinics

       Eastern China representative       :    Number of distributors           -   10 distributors
                                               Cities and provinces under       -   Nanjing, Hangzhou, Anhui, Fujian
                                               coverage
                                               Number of self owned             -   0 outlets
                                               distribution outlets
                                               Number of outlets owned by       -   63 outlets
                                               distributors
                                               Number of clinic outlets         -   3 clinics
                                               Cities and provinces covered by  -   Nanjing, Anhui, Hangzhou
                                               clinics

       Central China representative       :    Number of distributors           -   6 distributors
                                               Cities and provinces under       -   Wuhan, Yichang, Hunan, Jiangxi
                                               coverage
                                               Number of self owned             -   0 outlets
                                               distribution outlets
                                               Number of outlets owned by       -   54 outlets
                                               distributors
                                               Number of clinic outlets         -   3 clinics
                                               Cities and provinces covered by  -   Hubei, Hunan, Yichang
                                               clinics

       South Western representative       :    Number of distributors           -   13 distributors
                                               Cities and provinces under       -   Chengdu,  Chongqing,  Guizhou, Guangxi,
                                               coverage                             Yunnan, ZhuHai
                                               Number of self owned             -   0 outlets
                                               distribution outlets
                                               Number of outlets owned by       -   82 outlets
                                               distributors
                                               Number of clinic outlets         -   3 clinics
                                               Cities and provinces covered by  -   Chengdu, Chongqing
                                               clinics

       North Western representative       :    Number of distributors           -   12 distributors
                                               Cities and provinces under       -   Xian,   Xinjiang,    Shanxi,   Lanzhou,
                                               coverage                             Qinghai
                                               Number of self owned             -   0 outlet
                                               distribution outlets
                                               Number of outlets owned by       -   93 outlets
                                               distributors
                                               Number of clinic outlets         -   2 clinics
                                               Cities and provinces covered by  -   Xian, Taiyuan
                                               clinics



       North Eastern representative       :    Number of distributors           -   14 distributors
                                               Cities and provinces under       -   Harbin,  Daqing,  Changchun,  Qiqihaer,
                                               coverage                             Dalian
                                               Number of self owned             -   114 outlets
                                               distribution outlets
                                               Number of outlets owned by       -   294 outlets
                                               distributors
                                               Number of clinic outlets         -   4 clinics
                                               Cities and provinces covered by  -   Harbin, Daqing, Changchun, Dalian
                                               clinics

         Total number of regional representative offices   :   6 representatives
         Total number of distributors                      :   68 distributors
         Total number of self owned outlets                :   489 outlets
         Total number of outlets owned by distributors     :   502 outlets
         Total number of clinics                           :   18 clinics

Since our Company was engaged in retail business and we had a wide spectrum of products, we had diversified suppliers and customers base and we did not relied on a limited group of suppliers and customers

BUSINESS DEVELOPMENT AND ACQUISITION

         The Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by AOBO on October 15, 2002, announced our acquisition of all of the ownership interest in a soybean protein peptide biochemical engineering project, which we refer to as the "Project", as described in the related Purchase Agreement dated as of August 17, 2002 between our company and Shujun Liu, the existing Chairman and Chief Executive Officer of AOBO.

         The Project was established by Shujun Liu in conjunction with Harbin Medical University in Harbin City, Heilongjiang Province, China. The Project includes derivatives and extractions of soybean protein peptides. A patent application was filed in 2000 in relation to the technical know-how of the extraction and production of soybean peptide in China, and that patent was granted by the Chinese Government in February 2004.

         As described above, soybean protein peptides consist of a combination of enzymes that are biologically functional. Soybean peptides are derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein. Soybean peptides may be absorbed by the body. In addition to adsorbing soybean peptide directly in the form of various tablets or powders, soybean peptide may be used as an additive in various foods and beverages, including milk, tea and coffee.

         On January 14, 2003, we filed a 14C Information Statement to announce that our board of directors approved the acquisition of all of the ownership interest in the Project. Subsequent to completion of this acquisition, we developed a new series of soybean protein peptide products through the derivatives and extractions techniques acquired as part of the Project. Soybean protein peptide product series altogether contributed 28.9% of our total revenue in 2003.

COMPETITION

         We engage in biotechnology, a fast growing and high tech industry of which technologies change almost everyday. Our company makes use of our biotechnology techniques to produce soybean protein peptide, medicines and health supplements. Our competitive edges are derived from:

         o Our technology - AOBO researches and produces soybean protein peptide through biotechnology techniques and we are in fact the leader in China and our technology level meets the worldwide standards as well; and

         o Our mass production capability - AOBO is the only soybean protein peptide manufacturer capable of mass production of soybean protein peptide. We can produce 2 kinds of soybean protein peptide with 7 series of products at one time.

         We compete with various companies, many of whom are developing or can be expected to develop products similar to ours. One of our main competitors is Cheung Kong Life Science, a listed company in Hong Kong that produces similar immuno-boosting health drinks similar to our products. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

         In the next two years, we plan to pursue the following measures to maintain our competitiveness:

         o Focus on sales channel developments, improve our existing sales channels and distribution network to better penetrate into the markets;

         o Better control our source of raw material by participating in research and cultivation of high protein content species of soybean in HeiLongJiang province;

         o Vertically integrated with soybean processing businesses to better control the manufacturing process;

         o Invest continuously in research and development to maintain our leading technology position; and

         o Focus on training and development of staff to improve our quality of human resources.

INTELLECTUAL PROPERTY

         Our performance and ability to compete depends to a significant degree on our proprietary knowledge. We rely or intend to rely on a combination of patent and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. The table below shows a list of AOBO patents.

Name of patent                             Patent no.      Legal owner of patent
-----------------------------------------  -------------   --------------------
Protein peptide extraction technique and   00103391.3      Shujun Liu
equipment
Protein peptide extraction technique and   00103392.1      Shujun Liu
equipment
Electromagnetic processing technology for  982062850       Shujun Liu
protein peptide
Natural ingredient health beverages        95100425.5      Shujun Liu
manufacturing technique

         The Company is beneficial owner of the above patent. See also "Business Development and Acquisition" above for information about newly received patents relating to the Project.

GOVERNMENT REGULATION

         Our principal sales market is presently in the People's Republic of China. The governmental approval process in the PRC for a newly developed health product is as follows: a product sample is sent to a clinical testing agents designated by the PRC Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated. A Report will be issued by the clinical testing agent confirming or negating such functions. It generally takes six months to one year for the Report to be issued. This Report then has to be submitted to a provincial Health Management Commission for approval. A letter of approval issued by the provincial Commission will then have to be submitted to the PRC Ministry of Health for the issuance of a "Health Food Certificate". This Certificate authorizes the sales and marketing of the product in the PRC. The whole process generally takes one and a half to two years.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We own the five buildings consisting of manufacturing plants, office, research laboratory, warehouse and staff facilities

         There is no lien or emcumbrance on any of AOBO's properties and at this moment the Company does not have any plan for large scale and intensive improvement / development of these properties

         As stated under the heading "Business Development And Acquisition" under Item 1 above, we filed a 14C information statement to announce the approval by our board of directors of our acquisition of the Project, including assets that related to the Project. As a result of that transaction, the assets of AOBO were increased.

         The historical costs of our properties are as follows:

         Land and buildings at historical cost            $ 5,828,323
         Accumulated amortization up to 2003              $ 1,000,615

                                                          ------------
         Net book value of land and building              $ 4,827,708
                                                          ============

ITEM 3.  LEGAL PROCEEDINGS

         We are currently not involved in any litigation that we believe could have a material adverse effect on our consolidated financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the security holders for a vote during the period covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was initially quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IGAI." Beginning on February 13, 2002 and through the date of this report, our common stock has been quoted on the OTCBB under the symbol "AOBO.OB". The aggregate market value of the voting and non-voting common equity held by non-affiliates of AOBO, based upon the average bid and asked price of such common equity on March 9, 2004 as reported by the

OTCBB, was approximately $71,744,620. This number excludes shares of common stock held by each officer and director of our company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2002 to December 31, 2003, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

BID PRICES FOR THE REPORTING PERIOD

           YEAR           PERIOD                          HIGH           LOW
           ----           ------                          ----           ---

           2002       First Quarter                      1.400          0.600
                      Second Quarter                     0.770          0.350
                      Third Quarter                      0.450          0.110
                      Fourth quarter                     0.510          0.260

           2003       First Quarter                      1.160          0.240
                      Second Quarter                     0.840          0.190
                      Third Quarter                      2.350          0.700
                      Fourth quarter                     4.020          1.750

           2004       First Quarter (through             4.980          2.400
                      March 31, 2004)

ISSUANCE OF SHARES

         As described under Item 1. "Description of Business", on January 14, 2003, AOBO filed a 14C Information Statement to announce that our board of directors approved the acquisition of all of the ownership interest in the Project, which was the subject of an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by us on October 11, 2002. A total of 20,284,810 shares of its common stock and 1,000,000 shares of its Class A preferred stock were issued by AOBO to the persons and in the amounts set forth below:

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

         The shares of common stock so issued are identical in rights, privileges and preferences to those shares of our common stock that are already issued and outstanding. The shares of Class A preferred stock issued to Mr. Liu, provide the holder thereof with aggregate voting rights constituting 25% of total voting rights in AOBO, as well as a liquidation preference.

         On July 22, 2003, we filed a Current Report on Form 8-K to report that, on July 18, 2003, we entered into an equity line arrangement and a related investment agreement (the "Investment Agreement") with BH Capital Investments, LP, an Ontario limited partnership, and Excalibur Limited Partnership, an Ontario limited partnership (together, the "Investors"). Under the terms of the

Investment Agreement, the Investors agreed to invest up to US$ 3.0 million to purchase our common stock at a purchase price of 90% of the then-prevailing market price with attached registration rights. In conjunction with the Investment Agreement, we provided warrants to the Investors upon the execution of the Investment Agreement. In 2003, we issued the following warrants to the respective parties set forth below:

       Name of recipients                    Number of warrant   Exercise price   Date of issuance    Expiry date
       ------------------                    -----------------   --------------   ----------------    -----------
       BH Capital Investments, LP                225,000             $ 0.3         July 18, 2003     July 17, 2008
       Excalibur Limited Partnership             225,000             $ 0.3         July 18, 2003     July 17, 2008
       FirsTrust Group, Inc.                     276,000             $ 0.3         July 18, 2003     July 17, 2008
       Wyrick Robbins Yates & Ponton LLP (1)       3,000             $ 0.3         July 18, 2003     July 17, 2008
       Jian Zhang (1)                             10,000             $ 0.3         July 18, 2003     July 17, 2008
       DSF Capital (1)                             5,000             $ 0.3         July 18, 2003     July 17, 2008
       RADA Advisors, Inc. (1)                     6,000             $ 0.3         July 18, 2003     July 17, 2008

         ___________

         (1) Designee of FirstTrust Group, Inc.

         Neither the above warrants nor the shares of common stock issuable upon the exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"). However, the terms of these warrants included registration rights, whereby we agreed to prepare and to file with the Securities and Exchange Commission (the "Commission") a registration statement covering the resale of all of the shares of common stock covered by these warrants

         On September 18, 2003, we filed a registration statement on Form SB-2 under the Securities Act to cover all the shares of common stock underlying the warrants issued on July 18, 2003 to the Investors, FirsTrust Group, Inc., Wyrick Robbins Yates & Ponton LLP, Jian Zhang, DSF Capital and RADA Advisors, Inc. That registration statement also covered another 3,558,000 shares of common stock for resale by three selling shareholders, in the event we were to exercise in full to receive the US$3.0 million equity line: including up to an aggregate of 2,400,000 shares of common stock that would issuable to the Investors at the time of the filing of that registration statement as put shares pursuant to the Investment Agreement, and another 360,000 shares to cover 360,000 warrants that were committed but not yet issued to the Investors in conjunction with the investment, which were 5-year warrants to purchase that number of shares of our common stock that would be equal to 15% of the value of our shares of common stock that was put to the Investors under the Investment Agreement. The registration statement listed for registration another 48,000 shares of common stock, which were issued to FirsTrust Group, Inc. as compensation for its consulting services in connection with execution of the Investment Agreement. Furthermore, we committed to issue 750,000 warrants for shares of our common stock to FirsTrust Group, Inc. upon completion of the investments contemplated by the Investment Agreement. The shares of our common stock issuable upon the exercise of these warrants were also covered by our September 18, 2003 registration statements. These warrants have an exercise price equal to 120% of the average of the closing bid price over the pricing period and are exercisable within a five-year period from the date of issuance. However, as of March 30, 2004, these 750,000 warrants have not yet been issued, as we have not yet exercised our right to receive any of the amounts of $3 million of the equity line.

         On April 14, 2003, we filed with the commission a request to withdraw the September 18, 2003 registration statement, for reasons specified in that request.

         On December 5, 2003, we signed an Amendment to Investment Agreement with the Investors. Under the Amendment, the Investors agreed to waive rights to receive the 15% warrants that were exercisable within 5-years, the exercise period pursuant to the investment agreement. However, on January 30, 2004, we issued to the Investors the following warrants as replacement:

       Name of recipient               Number of warrant    Exercise price    Date of exercise     Expiry date
       -----------------               -----------------    --------------    ----------------     -----------
       BH Capital Investments, LP           30,000               $ 2.5           Jan 1, 2004       Dec 31, 2008
       BH Capital Investments, LP           30,000               $ 2.5           Apr 1, 2004       Mar 31, 2009
       BH Capital Investments, LP           30,000               $ 2.5          July 1, 2004      June 30, 2009
       Excalibur Limited Partnership        30,000               $ 2.5           Jan 1, 2004       Dec 31, 2008
       Excalibur Limited Partnership        30,000               $ 2.5           Apr 1, 2004       Mar 31, 2009
       Excalibur Limited Partnership        30,000               $ 2.5          July 1, 2004      June 30, 2009

         Such warrants have the same terms and conditions as the 15% warrants. Also, we undertook to register these warrants in a separate registration statement

         Subsequent to the signing of the Amendment to Investment Agreement, we filed two separate Form SB-2 Registration Statements under the Securities Act of 1933 on December 30, 2003 and December 31, 2003 to cover, respectively, 3,948,000 and 180,000 shares underlying the warrants.

         As of December 31, 2003 and March 31, 2004, none of the Form SB-2 Registration Statements had been declared effective by the Securities and Exchange Commission and none of the warrants have been exercised by the warrant owners.

         On October 20, 2003, we filed a Form S-8 Registration Statement under the Securities Act of 1933 to register an aggregate of 800,000 shares of our common stock issued to Haishan Wang, Xiangli Men, Lau Chak Wong and Tsz King Chan pursuant to the consulting agreements for services signed by AOBO and these consultants dated October 1, 2003. The consultant agreements for each consultant are summarized as follows:

       Name                   Number of Shares   Services to Be Provided to AOBO
       ----                   ----------------   -------------------------------
       HaiShan Wang               300,000        Mr. Wang will engage in
                                                 research and development of
                                                 bio-engineering technology on
                                                 drugs and medicines that cure
                                                 bed wetting disease; and the
                                                 application of such research
                                                 results in commercial
                                                 production to enhance existing
                                                 bed wetting curing medical
                                                 products produced by AOBO. Jobs
                                                 details include:
                                                 a) Gathering of data and
                                                    information on the research
                                                    of application of our
                                                    existing bed wetting curing
                                                    medicine in the treatment
                                                    of bed wetting

                                                 b) Designing and planning the
                                                    production work flow in the
                                                    commercializing of research
                                                    results and methodology in
                                                    the testing and analyzing of
                                                    bed wetting curing medicine

                                                 c) Implementing the operation
                                                    procedures for production
                                                    work flow developed in item
                                                    (b).
       Xiangli Men                400,000        Ms. Men will engage in the
                                                 marketing and sales channeling
                                                 of our products including
                                                 health supplements, medicines,
                                                 health beverages and other
                                                 related business, including the
                                                 following:
                                                 1. Marketing:
                                                 a) Gather data and information
                                                    on market research in
                                                    Chinese markets for
                                                    different cities and
                                                    provinces through all of
                                                    China
                                                 b) Formulate marketing
                                                    strategies and tactics for
                                                    launching and introducing
                                                    Company's products in
                                                    different cities and
                                                    provinces over the whole
                                                    China. Tasks related to
                                                    marketing strategies include
                                                    brand building, pricing
                                                    formulation, target market
                                                    identification, promotion
                                                    plan and advertising
                                                    strategies for health
                                                    supplements, medicines and
                                                    health beverages products
                                                 c) Implement the market
                                                    strategies developed in item
                                                    (b).
                                                 2. Sales channeling:
                                                 a) Establish sales channels in
                                                    different cities and
                                                    provinces through all of
                                                    China

                                                 b) Identify suitable sales
                                                    channels including
                                                    hospitals, distributors and
                                                    wholesalers for the products
                                                    of our company. Formulate
                                                    the distribution strategies
                                                    for our company in these
                                                    cities and provinces
                                                 c) Implement channeling
                                                    strategies and overview of
                                                    the operations and logistics
                                                    involved in such
                                                    implementation, including
                                                    but not limited to operation
                                                    procedures and controls,
                                                    product delivery, cash
                                                    collection procedures and
                                                    monitoring of distributors
       Lau Chak Wong               70,000        Mr. Wong will engage in review,
                                                 implementation and monitoring
                                                 of the internal control process
                                                 of Company's corporate
                                                 governance system and other
                                                 related issues including the
                                                 following:
                                                 1. Phase I - review the
                                                    existing internal control
                                                    system:
                                                 a) Gather data and information
                                                    on the existing internal
                                                    control system for Harbin
                                                    headquarter and branch
                                                    offices located in different
                                                    cities and provinces
                                                    throughout China
                                                 b) Evaluate the existing system
                                                    and make recommendations and
                                                    redesign some of the
                                                    internal control processes
                                                    if applicable.
                                                 2. Phase II - Implement the
                                                    recommended processes
                                                 a) Establish the implementation
                                                    plan for the internal
                                                    control processes
                                                    recommended
                                                 b) Evaluate the feasibility of
                                                    the implementation plan and
                                                    implement the internal
                                                    control system as planned
                                                 c) Evaluate the results and the
                                                    effectiveness of the
                                                    processes subsequent to the
                                                    implementation
                                                 3. Phase III - Monitor the
                                                    execution and on-going
                                                    compliance to the new
                                                    processes
       Tsz King Chan               30,000        Mr. Chan will engage in the
                                                 execution of corporate finance
                                                 projects and activities of AOBO
                                                 and other related issues
                                                 regarding the following:
                                                 1. Assist in planning and
                                                    provide data / information
                                                    to management in formulating
                                                    corporate finance strategies
                                                    and corporate developments.
                                                 2. Assist in implementation of
                                                    corporate finance strategies
                                                    developed
                                                 3. Assist in implementation and
                                                    executions of other ad hoc
                                                    financial projects
                                                    undertaken by our company
                                                    from time to time

         On October 21, 2003, we had issued 300,000 shares of restricted stocks to Mid-Continental Securities Corp. and its designees pursuant to a consultant agreement signed by Mid-Continental Securities Corp. and AOBO. AOBO engaged Mid-Continental Securities Corp. as a consultant to advise AOBO from time to time on the operations of AOBO, including but not limited to consulting with respect to marketing and promotion of Chinese domiciled companies in the United States with individual shareholders and potential investors, coordination with various market makers, and IR companies, marketing of our products in the United States, Europe and Brazil, press releases, market strategies, strategic relationships and alliances, coordination with various partners in the United States and such other matters as AOBO and the consultant mutually agreed upon for a period of one year beginning May 14, 2003 and terminating May 13, 2004. In consideration for the consulting services rendered and to be rendered by the consultant, we agreed to issue to the consultant 300,000 shares of our common stock which were restricted under the Securities Act of 1933 such shares bear a legend under rule 144 of the Act and bear a restrictive legend or other restrictions on transfer or resale.

         As of March 10, 2004 there were approximately 848 record holders of our common stock. We have not paid any cash dividends on shares of our common stock, and we currently plan to retain future earnings to fund the development and growth of our business.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

         This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussion under "--Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

         On December 18, 2001, we entered into an exchange agreement to acquire Harbin Bioengineering. The exchange was treated as a reverse merger for accounting purposes. As such, the financial information reflected activity subsequent to the merger for AOBO and its subsidiaries and financial activity of Harbin Bioengineering prior to the merger. We will continue the business operations conducted by Harbin Bioengineering. In addition, we acquired a soybean protein peptide project. That transaction was completed in 2003. We believe that the acquisition of this project will help us develop new products and increase revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       Areas where significant estimation judgements are made and where actual results could differ materially from these estimates are:

         A.   Inventory reserves

         B.   Reserve for uncollectible receivables

         C.   Impairment losses on long-lived assets

         D. The assumptions used in calculating the fair value of our warrants using the Black-Scholes pricing model.

       We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statement footnotes be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A. We account for our inventories at the lower of cost or market on the first-in, first-out basis.

         B. We evaluate impairment of our long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         C. We recognize revenue when merchandise is shipped and title passes to the customer and collectibility is reasonable assured.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of income data as a percentage of sales for the periods indicated.

                                                                         YEAR ENDED             YEAR ENDED
                                                                  DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                  ----------------------------------------
     Sales                                                                  100.00%                100.00%
     Cost of Sales                                                           36.01%                 38.32%
     Gross Profit                                                            63.99%                 61.68%
     Selling, advertising, general and administrative expenses               33.93%                 40.74%
     Merger costs                                                             0.16%                  5.94%
     Depreciation and amortization                                            2.75%                  3.95%
     Interest                                                                 0.30%                  0.84%
     Income taxes                                                             5.34%                  3.13%
     Net income                                                              22.18%                 11.05%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES, COST OF REVENUES AND GROSS MARGIN

         Sales for the year ended December 31, 2003 were $20,862,709, an increase of $10,662,953 from $10,199,756 for the year ended December 31, 2002. Cost of sales for the year ended December 31, 2003 were $7,513,012, an increase of $3,604,940 from $ 3,908,072 for the year ended December 31, 2002. The majority of increases in sales and cost of sales when comparing the year ended December 31, 2003 with the comparable 2002 period related to increase of sales of our products. Cost of sales, as a percentage of sales, was 36% for the year ended December 31, 2003 compared with 38% for the year ended December 31, 2002. Gross profit for the year ended December 31, 2003 was $ 13,349,697, an increase of $ 7,058,013 from $ 6,291,684 for the year ended December 31, 2002.

SELLING, ADVERTISING AND GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, General and Administrative expenses totaled $ 7,078,212 for the year ended December 31, 2003, an increase of $ 2,923,014 from $ 4,155,198 for the year ended December 31, 2002. The majority of this increase was due to higher business activity levels in 2003 over 2002 that resulted in increased in general and administrative costs of $1,553,801 (from $1,254,533 for the year ended December 31, 2002 to $2,808,334 for the year ended December 31, 2003), increased selling costs of $608,630 (from $973,560 for the year ended December 31, 2002 to $1,582,190 for the year ended December 31, 2003) and an increase in advertising expenses of $ 760,583 (from $1,927,105 for the year ended December 31, 2002 to $ 2,687,688 for the year ended December 31, 2003).

MERGER RELATED COST

         We expensed merger related cost totaling $33,332 during 2003 associated with the merger of Harbin Bioengineering. Merger cost during 2002 associated with the merger of Harbin Bioengineering amounted to $605 691.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of property plant and equipment increased $170,799 in 2003 over 2002. The increase is mainly due to the increase in our assets from the acquisition of the soybean protein peptide project.

INCOME TAXES

         Income tax expense was $1,113,959 for the year ended December 31, 2003, as compared to $318,752 for the year ended December 31, 2002. The increase was due to increase in income before tax of Harbin Bioengineering, which could not be offset against the losses of the parent company.

LIQUIDITY AND CAPITAL RESOURCES

CASH

         Our cash balance increased by $2,550,134 to $5,336,857 at December 31, 2003, as compared to $2,816,723 at December 31, 2002.

         AOBO is currently funding its operations from its cash flow generated from operations. In addition, we entered into an equity line arrangement with the Investors describe elsewhere in this annual report to increase our access to funding that may be needed for our ongoing operations and our potential expansion into new markets. We believe that AOBO can operate substantially without constraint in cash flow as long as it is profitable, as to which there can be no assurance.

         In 2003, we have successfully turned the soybean product peptide project acquired in 2002 into a profitable business. AOBO has conducted market research and launched limited marketing activities in several overseas markets including Hong Kong, Japan, Korea, United Kingdom and Hungary. We believe that our soybean protein peptide products appear to have significant market potential over those regions. As a result, we aim to expand our current operations to these several overseas markets in 2004 and the current cash flow from operations plus the existing cash and current assets cannot support the working capital needs for the expansion. As a result, investments are required from external investors to fund the foreign currency working capital needs for the expansion. To that end, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

WORKING CAPITAL

         Our working capital increased by $7,187,408 to $10,638,558 at December 31, 2003, as compared to $3,451,150 at December 31, 2002. When compared to balances at December 31, 2002, the increase in working capital at December 31, 2003 was the result of cash provided from operations.

PROPERTY AND EQUIPMENT ADDITIONS

         For the year ended December 31, 2003, additions to property and equipment aggregated $3,487,255.

ISSUANCE OF COMMON STOCK

         On January 14, 2003, AOBO filed a 14C Information Statement to announce that our Board of Directors approved the acquisition of all of the ownership interest in the Project, which was the subject of an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by us on October 11, 2002. A total of 20,284,810 shares of its common stock and 1,000,000 shares of its Class A preferred stock were issued by AOBO to the persons and in the amounts set forth below:

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

         The shares of common stock so issued are identical in rights, privileges and preferences to those shares of our common stock that are already issued and outstanding. The shares of Class A preferred stock issued to Mr. Liu, provide the holder thereof with aggregate voting rights constituting 25% of total voting rights in AOBO, as well as a liquidation preference.

         On July 22, 2003, we filed a Current Report on Form 8-K to report that, on July 18, 2003, we entered into an equity line arrangement and a related investment agreement (the "Investment Agreement") with BH Capital Investments, LP, an Ontario limited partnership, and Excalibur Limited Partnership, an Ontario limited partnership (together, the "Investors"). Under the terms of the Investment Agreement, the Investors agreed to invest up to US$ 3.0 million to purchase our common stock at a purchase price of 90% of the then-prevailing market price with attached registration rights. In conjunction with the Investment Agreement, we provided warrants to the Investors upon the execution of the Investment Agreement. In 2003, we issued the following warrants to the respective parties set forth below:

       Name of recipients                    Number of warrant   Exercise price   Date of issuance    Expiry date
       ------------------                    -----------------   --------------   ----------------    -----------
       BH Capital Investments, LP                225,000             $ 0.3         July 18, 2003     July 17, 2008
       Excalibur Limited Partnership             225,000             $ 0.3         July 18, 2003     July 17, 2008
       FirsTrust Group, Inc.                     276,000             $ 0.3         July 18, 2003     July 17, 2008
       Wyrick Robbins Yates & Ponton LLP (1)       3,000             $ 0.3         July 18, 2003     July 17, 2008
       Jian Zhang (1)                             10,000             $ 0.3         July 18, 2003     July 17, 2008
       DSF Capital (1)                             5,000             $ 0.3         July 18, 2003     July 17, 2008
       RADA Advisors, Inc. (1)                     6,000             $ 0.3         July 18, 2003     July 17, 2008

         ___________

         (1) Designee of FirstTrust Group, Inc.

         Neither the above warrants nor the shares of common stock issuable upon the exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"). However, the terms of these warrants included registration rights, whereby we agreed to prepare and to file with the Securities and Exchange Commission (the "Commission") a registration statement covering the resale of all of the shares of common stock covered by these warrants

         On September 18, 2003, we filed a registration statement on Form SB-2 under the Securities Act to cover all the shares of common stock underlying the warrants issued on July 18, 2003 to the Investors, FirsTrust Group, Inc., Wyrick Robbins Yates & Ponton LLP, Jian Zhang, DSF Capital and RADA Advisors, Inc. That registration statement also covered another 3,558,000 shares of common stock for resale by for three selling shareholders, in the event we were to exercise in full to receive the US$3.0 million equity line: including up to an aggregate of 2,400,000 shares of common stock that would issuable to the Investors at the time of the filing of that registration statement as put shares pursuant to the Investment Agreement, and another 360,000 shares to cover 360,000 warrants that were committed but not yet issued to the Investors in conjunction with the investment, which were 5-year warrants to purchase that number of shares of our common stock that would be equal to 15% of the value of our shares of common stock that was put to the Investors under the Investment Agreement. The registration statement listed for registration another 48,000 shares of common stock, which were issued to FirsTrust Group, Inc. as compensation for its consulting services in connection with execution of the Investment Agreement. Furthermore, we committed to issue 750,000 warrants for shares of our common stock to FirsTrust Group, Inc. upon completion of the investments contemplated by the Investment Agreement. The shares of our common stock issuable upon the exercise of these warrants were also covered by our September 18, 2003 registration statements. These warrants have an exercise price equal to 120% of the average of the closing bid price over the pricing period and are exercisable within a five-year period from the date of issuance. However, as of March 30, 2004, these 750,000 warrants have not yet been issued, as we have not yet exercised our right to receive any of the amounts of $3 million of the equity line. On April 14, 2003, we filed with the commission a request to withdraw the September 18, 2003 registration statement, for reasons specified in that request.

         On April 14, 2003, we filed with the commission a request to withdraw the September 18, 2003 registration statement, for reasons specified in that request.

         On December 5, 2003, we signed an Amendment to Investment Agreement with the Investors. Under the Amendment, the Investors agreed to waive rights to receive the 15% warrants that were exercisable within 5-year the exercise period pursuant to the investment agreement. However, on January 30, 2004, we issued to the Investors the following warrants as replacement:

       Name of recipient                     Number of warrant    Exercise price    Date of exercise    Expiry date
       -----------------                     -----------------    --------------    ----------------    -----------
       BH Capital Investments, LP                 30,000               $ 2.5           Jan 1, 2004      Dec 31, 2008
       BH Capital Investments, LP                 30,000               $ 2.5           Apr 1, 2004      Mar 31, 2009
       BH Capital Investments, LP                 30,000               $ 2.5          July 1, 2004     June 30, 2009
       Excalibur Limited Partnership              30,000               $ 2.5           Jan 1, 2004      Dec 31, 2008
       Excalibur Limited Partnership              30,000               $ 2.5           Apr 1, 2004      Mar 31, 2009
       Excalibur Limited Partnership              30,000               $ 2.5          July 1, 2004     June 30, 2009

         Such warrants have the same terms and conditions as the 15% warrants. Also, we undertook to register these warrants in a separate registration statement

         Subsequent to the signing of the Amendment to Investment Agreement, we filed two separate Form SB-2 Registration Statements under the Securities Act of 1933 on December 30, 2003 and December 31, 2003 to cover, respectively, 3,948,000 and 180,000 shares underlying the warrants.

         As of December 31, 2003 and March 31, 2004, none of the Form SB-2 Registration Statements had been declared effective by the Securities and Exchange Commission and none of the warrants have been exercised by the warrant owners.

         On October 20, 2003, we filed a Form S-8 Registration Statement under the Securities Act of 1933 to register an aggregate of 800,000 shares of our common stock issued to Haishan Wang, Xiangli Men, Lau Chak Wong and Tsz King Chan pursuant to the consulting agreements for services signed by AOBO and these consultants dated October 1, 2003. The consultant agreements for each consultant are summarized as follows:

       Name                    Number of Shares
       ----                    ----------------
       HaiShan Wang                300,000
       Xiangli Men                 400,000
       Lau Chak Wong                70,000
       Tsz King Chan                30,000

         On October 21, 2003, we had issued 300,000 shares of restricted stocks to Mid-Continental Securities Corp. and its designees pursuant to a consultant agreement signed by Mid-Continental Securities Corp. and AOBO. AOBO engaged Mid-Continental Securities Corp. as a consultant to advise AOBO from time to time on the operations of AOBO, including but not limited to consulting with respect to marketing and promotion of Chinese domiciled companies in the United States with individual shareholders and potential investors, coordination with various market makers, and IR companies, marketing of our products in the United States; Europe and Brazil, press releases, market strategies, strategic relationships and alliances, coordination with various partners in the United States and such other matters as AOBO and the consultant mutually agreed upon for a period of one year beginning May 14, 2003 and terminating May 13, 2004. In consideration for the consulting services rendered and to be rendered by the consultant, we agreed to issue to the consultant 300,000 shares of our common stock which were restricted under the Securities Act of 1933 such shares bear a legend under rule 144 of the Act and bear a restrictive legend or other restrictions on transfer or resale.

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2002, the Financial Accounting standards Board ("FASB") issued Statement of financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

         The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

         Management does not expect these recent pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

INFLATION

         Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

         All of Company's revenues and majority of the expenses in 2003 were denominated primarily in Renminbi ("RMB"), the currency of China. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

RISK FACTORS

         Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

THE COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND ITS MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY

         Of the 32,725,827 shares of our common stock outstanding as of March 22, 2004 only approximately 25,134,600 were freely tradable in the public marketplace. We and/or selling shareholders from recent private placements may file a registration statement for the offer and sale of additional shares without the assistance of an underwriter. There can be no assurance that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace through a public offering of our shares or the influx of Rule 144 shares from various parties who have acquired our shares in private placement more than a year ago, may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect an investor's ability to sell the common stock in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significantly price and volume fluctuation, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuation in our financial results or prospects and changes in the overall economy, the oil and gas explanation, drilling and productions segment of the market or the conditions of the financial markets could cause the price of the common stock to fluctuate subsequently.

OUR COMMON STOCK IS DEEMED TO BE A "PENNY STOCK" WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES

         Our common stock is deemed to be "penny stock" as that term is defined and promulgated under the Securities Exchange Act of 1934. These requirement may reduce the potential market and for the common stock by reducing the number of potential investors. For example many mutual funds and other institutional investors are prohibited from investing in "penny stocks". This may make it more difficult for investors of the common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock with a price of less than $5.00 per share.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES.

         In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We have been experiencing over 50% growth in our revenues over the last year, however, there can be no assurance that we will be able to maintain such growth or any growth of our business. To fund our anticipated expansion, we need an increased amount of working capital. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

         As we implement out plan to expand into additional markets, we may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure your that we will be able to obtain capital in the future to meet our needs.

         If we cannot obtain additional funding, we may be required to:

         o    reduce our investments in research and development;
         o    limit our marketing efforts; and
         o    decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

         Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT.

         Since effective trademark, patent and trade secret protection may be unavailable in every country in which we do or plan to do business, protection of our intellectual property rights is uncertain and we may be unable to prevent others from developing similar products or using our marks. We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We have received trademark and patent protection for our products in the People's Republic of China. While presently we sell our products mainly in China [and export our products to Japan and South Korea], we intend to enter the markets in the United States and possibly other countries. However, effective trademark, service mark, patent and trade secret protection may not be available in every country in which we sell or may in the future sell our products due to our foreign currency constraint. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own. We intend to take necessary actions toward protecting our intellectual property rights upon the resolution of our foreign currency constraints.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

      We compete with companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. One of our main competitors is Cheung Kong Life Science, a listed company in Hong Kong that produces similar immuno-boosting health drinks similar to what we have produced. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

THE PRODUCTS AND THE PROCESSES WE USE COULD EXPOSE US TO SUBSTANTIAL LIABILITY.

         Product liability could arise from claims by users of our products or of products manufactured by processes we developed, or from manufacturers or others selling our products, either directly or as a component of other products. To date, we have not experienced any problems associated with claims by users of our products. For this reason, we do not have any insurance coverage for these risks at this time. Depending on our experience, we may decide to seek this type of insurance coverage. When, and if, we acquire product liability insurance, we cannot give you any assurance that it will be adequate to protect us or that the insurance coverage will continue to be available to us on reasonable terms.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

         We place substantial reliance upon the efforts and abilities of our executive officers, Shujun Liu, our Chairman and Chief Executive Officer, and Yanchun Li, our Chief Financial Officer and Chief Operating Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain and we do not intend to obtain key man life insurance on the lives of these individuals. None of our executive officers have received compensation from us for the last two years due to their desire to put our company's growth above their personal compensation issues in their capacity as founders of the business. However, in March 2004 we entered into employment agreements with each of our four key executive officers. For a discussion of the terms of these agreements, please see "Management--Employment Agreements."

BECAUSE WE PLAN TO EXPAND THE SALE OF OUR PRODUCTS INTO INTERNATIONAL MARKETS, OUR REVENUES MAY BE REDUCED BY RISKS ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS.

         The regulatory environment involving our products is subject to changes that may be introduced either by the relevant governmental regulatory agencies or by virtue of new regulation. Such changes may have a positive or negative impact on the sale of our products. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries, which would limit our international expansion.

WE MAY HAVE DIFFICULTY IN ATTRACTING TALENT IN FOREIGN COUNTRIES.

         As we plan to expand internationally, we will have to attract managerial staff in various countries. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede our international expansion.

WE MAY SUFFER FROM POLITICAL AND ECONOMIC INSTABILITY IN COUNTRIES WHERE WE OPERATE.

         We are currently operating mainly in China, however, we may begin selling our products in other countries in the future. Political and economic instability in the countries in which we presently operate and may operate in the future may negatively affect our sales, revenues and business operations.

WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES.

         The local currencies in the countries in which we operate may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

OUR PRINCIPAL SHAREHOLDERS, CURRENT EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY.

         Our principal shareholders, current executive officers and directors together beneficially own over 54% of our common stock. Accordingly, if acting together, these shareholders may effectively be able to determine the composition of our board of directors, may retain the effective voting power to approve all matters requiring shareholder approval, may prevail in matters requiring shareholder approval, including the election and removal of directors, and may continue to have significant influence over our affairs. As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder action, including approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Principal Shareholders" for information about the ownership of common stock by our current executive officers, directors and principal shareholders.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

         As our operations are presently based in China and our key directors and officers reside in China as well, service of process on our company and our key directors and officers may be difficult to effect within the United States. Also, all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. To mitigate these difficulties, we have irrevocably appointed the law firm of Beckley Singleton CHTD as our agent to receive service of process in any action against our company in the United States.

ITEM 7.  FINANCIAL STATEMENTS [IN A SEPARATE EXCEL FILE]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There was no change in our certifying accountant for the period of January 1, 2003 to December 31, 2003.

         On February 13, 2004, we filed a Current Report on Form 8-K to report the change in our certifying accountant. This appointment replaced Thomas Leger & Co. L.L.P. ("Thomas Leger") as the independent auditor engaged to audit our financial statements. Thomas Leger resigned as our principal independent accountant on February 6, 2004. Our board of directors authorized the engagement of Weinberg & Company, P.A. as the new independent auditor to audit our financial statements. During our two most recent fiscal years and any subsequent interim period up to the date of resignation of Thomas Leger on February 6, 2004, there were no disagreement between our company and Thomas Leger, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROL AND PROCEDURE

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of our company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         The following persons are the directors and executive officers of our company:

NAME             AGE          POSITION                      DATE OF APPOINTMENT
----             ---          --------                      -------------------
Shujun Liu       50           Director and Chief Executive  December 18, 2001
                              Officer
Jun Min          44           Director and Vice President   May 8, 2002
Yanchun Li       36           Director, Acting Chief        May 8, 2002
                              Financial Officer and Chief
                              Operations Officer
Binsheng Li      39           Director and Chief            May 8, 2002
                              Accounting and Finance
                              Officer

         Below are brief descriptions of the backgrounds and experiences of the officers and directors:

         SHUJUN LIU - CHIEF EXECUTIVE OFFICER, DIRECTOR AND CHAIRMAN. Shujun Liu, age 50, is our Chairman and the Chief Executive Officer. He graduated from Wuhan Communication College and he also completed the EMBA study at Qinghua University. He was the representative of the National People's Congress (The national legislative body of China) of Harbin and was elected as the outstanding entrepreneur of the Three Northeast Provinces of China. He was appointed to serve as the senior manager of Three-Happiness Bioengineering Company Limited in 1994 until December 2001, when he was appointed as the Chairman and Chief Executive officer of AOBO. The research and development projects he has personally taken charge of have gained several outstanding awards including, Third Class Prize of Harbin Scientific and Technological Advancement, Second Class Prize of HeiLongJiang Scientific and Technological Advancement and three scientific research achievements awards granted by HeiLongJiang Province.

         JUN MIN - DIRECTOR AND VICE PRESIDENT. Jun Min, age 44 and university educated in China, previously worked as the Chief Executive of the Price Checking Department of HeiLongJiang Province Price Bureau from 1987 through the end of 1992. He then worked for Three-Happiness Bioengineering from 1993 until he was appointed as the Vice President and director of AOBO in May 2002. He is responsible for AOBO's capital control and liquidity management. He has over 20 years of working experience in financial management and Chinese securities market with extensive business networks over the securities companies, banks and investment consultation organizations in China.

         YANCHUN LI - ACTING CHIEF FINANCIAL OFFICER, CHIEF OPERATIONS OFFICE, DIRECTOR AND SECRETARY. Yanchun Li, age 33 and university educated in China, has extensive experience in market planning and sales operations. Before joining AOBO, from 1993 until 1994 she was responsible for the marketing and selling campaign of the frozen food brand, "RuiDa". The product has later become one of the best branding in the frozen food market in China. Beginning in 1994, Ms. Li was appointed by Three-Happiness Bioengineering as senior personnel in sales and marketing until May 2002, when she was appointed as the Acting Chief Financial Officer and Chief Operations Officer, as well as a director of AOBO.

         MR. LI BINSHENG - DIRECTOR AND SENIOR CERTIFIED ACCOUNTANT. Mr. Li, age 39, is our chief accounting and finance officer and is in charge of all financial management and accounting work for our company. He graduated from Dalian University of Finance and Economics, where he majored in financial management. He has over 19 years of working experience in accounting and finance. He was appointed by Three-Happiness Bioengineering as the Financial Controller of AOBO in 1994 and stayed with our company in this position until May 2002, when he was appointed as one of our directors.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. Our articles of incorporation and bylaws provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

         In March 2004 we entered into employment agreements with Shujun Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Acting Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting and Finance Officer, all of whom are also our directors. For more information, see "--Employment Agreements" below. In addition, in March 2004 we adopted a Stock Option Plan (the "Plan"), which is described in more detail under "--Stock Option Plan" below. The following table sets forth all cash compensation paid or to be paid by AOBO, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

       NAME / PRINCIPAL POSITION      FISCAL YEAR    ANNUAL COMPENSATION     COMPENSATION PAID IN 2003
       -------------------------      -----------    -------------------     -------------------------
                                                      SALARY     OPTIONS         SALARY     OPTIONS     TOTAL
                                                     --------    -------         -------    -------    -------
       Shujun Liu, director and CEO      2003        $150,000    $50,000         $37,500    $12,500    $50,000
                                         2002               0          0               0          0          0
                                         2001               0          0               0          0          0
       Yanchun Li, director and CFO      2003         $90,000    $30,000         $22,500     $7,500    $30,000
                                         2002               0          0               0          0          0
                                         2001               0          0               0          0          0
       Jun Min, director                 2203         $70,000    $30,000         $17,500     $7,500    $25,000
                                         2002               0          0               0          0          0
                                         2001               0          0               0          0          0
       Binsheng Li                       2003         $57,000    $18,000         $14,250     $4,500    $18,750
                                         2002               0          0               0          0          0
                                         2001               0          0               0          0          0

         * OPTIONS FOR 2003 WERE ACCRUED FOR BUT NOT YET GRANTED

OPTIONS GRANTED DURING 2003 UPON THE EMPLOYEE STOCK OPTION PLAN

No option under the Employee Stock Option Plan had been granted as of December 31, 2003. However, the Company had accrued for in 2003 the following options to be granted to the named employees in 2004:

          Name of employee of    Number of securities    Percentage of total    Exercise     Expiry date
          whom the option was    Under option granted   option accrued in 2003   price
                granted

         Shujun Liu                      7,576                   39%              $2.0     To be determined
         Yanchun Li                      4,545                   23%              $2.0     To be determined
         Jun Min                         4,545                   23%              $2.0     To be determined
         Binsheng Li                     2,727                   15%              $2.0     To be determined

OPTION EXERCISES DURING 2003 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         There were no options exercised during the 2003 fiscal year.

THE EMPLOYMENT AGREEMENTS PROVIDED EACH OF THE DIRECTORS / OFFICERS COMPENSATION AS FOLLOWS:

                                                  Cash payment   Value of option
         Name of individual    Position held        Per annum    paid per annum
         ------------------   ----------------    ------------   ---------------

         Shujun Liu           Director and CEO      $150,000         $50,000
         Yanchun Li           Director and CFO       $90,000         $30,000
         Jun Min              Director               $70,000         $30,000
         Binsheng Li          Director               $57,000         $18,000

         The four employment agreements and the Plan have been filed as exhibits to this annual report.

EMPLOYMENT AGREEMENTS

         As stated above, in March 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to AOBO.

         Shujun Liu's employment agreement has a term of five years, commencing on October 1, 2003, and provides for a salary of $150,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan, the terms of which are described below. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals US$12,500.00. We can terminate Mr. Liu's employment with cause, or without cause pursuant to a decision by our board of directors. In the event Mr. Liu's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

         Jun Min's employment agreement has a term of three years, commencing on October 1, 2003, and provides for an annual salary of $70,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals US$7,500.00. We can terminate Mr. Min's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Mr. Min's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

         Yanchun Li's employment agreement has a term of five years, commencing on October 1, 2003, and provides for an annual salary of $90,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan. These options are to be awarded in four quarterly installments, effecetive on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals US$7,500.00. We can terminate Ms. Li's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Ms. Li's employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

         Binsheng Li's employment agreement has a term of three years, commencing on October 1, 2003, and provides for an annual salary of $57,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals US$4,500.00. We can terminate Mr. Li's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Mr. Li's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

         STOCK OPTION PLAN

         In March 2004, our Board of Directors formally adopted the Plan, which was considered by the directors in late 2003. That Plan provides for the grant of options to purchase our common stock to our employees, officers, directors and consultants. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan is presently administered directly by our Board of Directors. Subject to the provisions of the Plan, our Board of Directors will determine who will receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise prices, as well as any other pertinent terms of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of common stock as of March 9, 2004 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

       Name                 Position Held              Shares Owned  % Owned (1)
       ----                 -------------              ------------  -----------

       Shujun Liu           Director and CEO            16,057,871     49.07%
       Jun Min              Director                       878,970      2.69%
       Yanchun Li           Director and COO               728,192      2.23%
       Binsheng Li          Director                        49,688      0.15%

       ALL DIRECTORS AND EXECUTIVE OFFICERS AS A WHOLE  17,714,721     54.14%

       (1) Based on 32,725,827 shares outstanding on March 9, 2004

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

ACQUISITION OF SOYBEAN PROTEIN PEPTIDE PROJECT

         Pursuant to the `Business development and acquisition" section of Item 1, we filed a 14C Information Statement on January 14, 2004 to announce approval of acquisition of all of the ownership interest in a soybean protein peptide including assets that related to the acquisition. On October 15, 2003 we announced the purchase of the soybean protein peptide project from Shujun Liu. Shujun Liu, being the CEO, Chairman of our board of director and more than 5% shareholder of our company, was deemed to be a related party of our company and this transaction was deemed to be a related party transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report.

      1. Financial Statements (appearing at the end of this Report)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEE

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003                 :   $ 0            - Weinberg & Company, P.A.
                     :   $ 12,500       - Thomas Leger & Company, LLP
2002                 :   $ 25,000       - Thomas Leger & Company, LLP

ALL OTHER FEES

      The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2003                 :   $ 0            - Weinberg & Company, P.A.
                     :   $ 52,500       - Thomas Leger & Company, LLP
2002                 :   $ 0            - Thomas Leger & Company, LLP

INDEX TO EXHIBITS

Exhibit No.                      Description of Exhibit
-----------                      ----------------------

3.1 Articles of Incorporation of American Oriental Bioengineering, Inc., as amended.
3.2           Bylaws of American Oriental Bioengineering, Inc.
4.1           American Oriental Bioengineering, Inc. 2003 Stock Option Plan.
10.1 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Shujun Liu.
10.2 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Yanchun Li.
10.3 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Jun Min.
10.4 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Binsheng Li.
10.5 Investment Agreement, dated July 18, 2003, between American Oriental Bioengineering, Inc. and BH Capital Investments, LP and Excalibur Limited Partnership.
10.6 Amendment No. 1, dated as of December 5, 2003, to the Investment Agreement by and among American Oriental Bioengineering, Inc., BH Capital Investments, LP and Excalibur Limited Partnership dated as of July 17, 2003 (including the Investment Agreement and the Registration Rights Agreement attached as an exhibit thereto).
10.7 Letter Agreement, dated March 31, 2003, between American Oriental Bioengineering, Inc. and FirsTrust Group, Inc.
**10.8 Purchase Agreement, dated August 17, 2002, between American Oriental Bioengineering, Inc. and Shujun Liu, the existing Chairman and CEO of American Oriental Bioengineering, Inc.
21.1          Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer of American Oriental Bioengineering, Inc., Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer of American Oriental Bioengineering, Inc., Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 Certification of Chief Executive Officer of American Oriental Bioengineering, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer of American Oriental Bioengineering, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the SEC by the Registrant on Form 8-K on July 22, 2003. ** Previously filed with the SEC by the registrant on Schedule 14C on October 15, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2004                   By: /s/ Shujun Liu
                                            ------------------------------------
                                            Shujun Liu
                                            Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE         TITLE                                          DATE
---------         -----                                          ----

/s/ Shujun Liu    Chairman and Chief Executive Officer           April 14, 2004
--------------    (Principal Executive Officer) and Director
Shujun Liu

/s/ Yahchun Li    Acting Chief Financial Officer                 April 14, 2004
--------------    (Principal Financial and Accounting Officer)
Yahchun Li        and Director

/s/ Jun Min       Director and Vice President                    April 14, 2004
--------------
Jun Min

/s/ Binsheng Li   Director and Chief Accounting and Finance
--------------    Officer                                        April 14, 2004
Binsheng Li

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC.                                     Pages
--------------------------------------                                     -----
December 31, 2003 and 2002
--------------------------

Independent Auditors' Report                                                 F-2
Prior Auditors' Reports                                                      F-3
Consolidated Balance Sheets as of December 31, 2003 and
   December 31, 2002                                                     F4 - F5
Consolidated Statements of Income for the years ended December
   31, 2003 and 2002                                                         F-6
Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2003 and 2002                                    F-7
Consolidated Statements of Cash Flows for the years
   ended December 31, 2003 and 2002                                          F-8
Notes to Consolidated Financial Statements                              F9 - F27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Oriental Bioengineering, Inc.and Subsidiaries
Nangang District, Harbin, China

We have audited the accompanying consolidated balance sheet of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2003 and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
April 7, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of American Oriental Bioengineering, Inc.

We have audited the accompanying balance sheet of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the consolidated related statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Thomas Leger & Co., L.L.P.
Houston, Texas
March 15, 2003

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
           (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                     ASSETS
                                     ------

                                                         2003            2002
                                                      -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                         $5,366,857     $2,816,723
    Trade receivables, net of provisions               3,256,807      1,472,694
    Inventory                                          2,546,810        495,749
    Prepayments for goods                                868,458        143,584
    Due from related parties                                  --        288,793
    Advances to employees                                 55,116         95,788
    Deferred taxes                                        78,439         68,772
    Deferred merger costs                                 33,334         66,666
    Deferred consulting expenses                       1,569,442        415,625

                                                      -----------    -----------
    TOTAL CURRENT ASSETS                              13,775,263      5,864,394
                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                     7,264,822      4,260,718
                                                      -----------    -----------

OTHER ASSETS, NET                                        632,531        722,892
                                                      -----------    -----------

TOTAL ASSET                                          $21,672,616    $10,848,004
-----------                                           ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN ORIENTAL BIOENGINEERING, INC.
               (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2003 AND 2002
                                 (UNITED STATES DOLLARS)

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

                                                                2003            2002
                                                            ------------    ------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $ 1,253,826     $   582,242
    Prepayments for materials                                    76,593         153,830
    Bank loans                                                1,445,783       1,445,783
    Taxes payable                                               310,480          49,163
    Obligation under finance leases within one year               6,780              --
    Payable to related party                                     43,243         182,226
                                                            ------------    ------------
    TOTAL CURRENT LIABILITIES                                 3,136,705       2,413,244
                                                            ------------    ------------

LONG-TERM LIABILITIES
    Obligation under finance leases                              25,449              --
                                                            ------------    ------------

TOTAL LIABILITIES                                           $ 3,162,154     $ 2,413,244
                                                            ------------    ------------
SHAREHOLDERS' EQUITY

    Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; 1,000,000 shares issued and outstanding
    at December 31, 2003                                          1,000              --

    Common stock, $0.001 par value; 60,000,000 shares
    authorized; 32,725,827 and 11,341,017 shares issued
    and outstanding, respectively                                32,726          11,341

    Additional paid-in capital                               10,048,734       4,597,263
    Retained earnings                                         8,428,002       3,826,156
                                                            ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                  $18,510,462     $ 8,434,760
                                                            ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $21,672,616     $10,848,004
                                                            ============    ============

 The accompanying notes are an integral part of the consolidated financial statements.

                                           F-5

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
           (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                           DECEMBER 31, 2003 AND 2002
                             (United States Dollars)

                                                        2003            2002
                                                     ------------   ------------

SALES                                                $20,862,709    $10,199,756

COST OF SALES                                          7,513,012      3,908,072
                                                     ------------   ------------
GROSS PROFIT                                          13,349,697      6,291,684

SELLING AND ADMINISTRATIVE EXPENSE                     1,582,190        973,560

ADVERTISING                                            2,687,688      1,927,105

GENERAL AND ADMINISTRATIVE EXPENSES                    2,808,334      1,254,533

DEPRECIATION AND AMORTIZATION                            573,874        403,075
                                                     ------------   ------------
INCOME FROM OPERATIONS                                 5,697,611      1,733,411

MERGER COSTS                                             (33,332)      (605,691)

INTEREST                                                 (63,407)       (85,506)

GRANT INCOME                                                  --        120,482

OTHER INCOME                                             139,610        283,313
                                                     ------------   ------------
INCOME BEFORE INCOME TAXES                             5,740,482      1,446,009

INCOME TAXES                                           1,138,636        318,752
                                                     ------------   ------------
NET INCOME                                            $4,601,846     $1,127,257
                                                     ============   ============

NET INCOME PER SHARE
    BASIC                                                  $0.15          $0.11
    DILUTED                                                $0.15          $0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                             31,062,573     10,640,743
    DILUTED                                           31,296,193     10,640,743

        The accompanying notes are an integral part of the consolidated financial statements.

                                         AMERICAN ORIENTAL BIOENGINEERING, INC.
                               (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (United States Dollars)

                                                                                              Additional
                                                Preferred Stock           Common Stock           paid       Retained
                                            Shares    Stated value    Shares      Par value   in capital    earnings      Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2001                      --   $       --           --   $       --   $3,614,458   $2,698,899   $6,313,357

Capitalization for merger June 26, 2002           --           --   10,141,017       10,141      384,005           --      394,146

Stock issued for services                         --           --    1,200,000        1,200      598,800           --      600,000

Net income                                        --           --           --           --           --    1,127,257    1,127,257
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 2002                      --           --   11,341,017       11,341    4,597,263    3,826,156    8,434,760

Stock issued for assets acquisition        1,000,000        1,000   20,284,810       20,285    3,264,571           --    3,285,856

Stock issued for deferred consulting              --           --      800,000          800    1,575,200           --    1,576,000
services(registered stock)

Stock issued for deferred consulting              --           --      300,000          300       56,700           --       57,000
services(restricted stock)

Warrants issued for investment agreement          --           --           --           --      555,000           --      555,000

Net income                                        --           --           --           --           --    4,601,846    4,601,846
                                          -----------  -----------  -----------  ----------- ------------  ----------- ------------
                                           1,000,000   $    1,000   32,725,827   $   32,726  $10,048,734   $8,428,002  $18,510,462
                                          ===========  ===========  ===========  =========== ============  =========== ============

                The accompanying notes are an integral part of the consolidated financial statements.

                                                          F-7

                          AMERICAN ORIENTAL BIOENGINEERING, INC.
                (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2003 AND 2002
                                  (UNITED STATES DOLLARS)

                                                                         2003           2002
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVIES:
   Net income                                                        $ 4,601,846    $ 1,127,257
   Adjustments to reconcile net income to net cash
       provided by operating:
   Depreciation and amortization                                         573,874        403,075
   Amortization of warrants and deferred consulting expenses           1,034,183             --
   Deferred taxes                                                         (9,667)        34,344
   (Increase)/decrease in assets:
       Inventory                                                      (2,051,061)       107,771
       Trade receivables                                              (1,784,113)      (383,122)
       Prepayments for goods                                            (724,874)       392,289
       Due from related parties                                          329,465       (245,615)
       Deferred merger cost                                               33,332        357,841
       Deferred consulting expenses                                           --        184,375
   Increase/(decrease) in liabilities:
       Trade payables and accrued expenses                               671,584        152,595
       Payable to related party                                         (138,983)       175,093
       Due to shareholders                                                    --             --
       Income taxes payable                                              261,317        (38,868)
       Government grant                                                       --       (120,482)
       Prepayments for materials                                         (77,237)      (125,152)
                                                                     ------------   ------------
Net cash provided by operating activities                              2,719,666      2,021,401
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                             (201,761)      (530,131)
                                                                     ------------   ------------
Net cash provided by investing activities                               (201,761)      (530,131)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Inception of finance leases                                            32,229             --
                                                                     ------------   ------------
Net cash provided by financing activities                                 32,229             --
                                                                     ------------   ------------

NET INCREASE IN CASH AND BANK BALANCES                                 2,550,134      1,491,270
   Cash and cash equivalents, beginning of year                        2,816,723      1,325,453
                                                                     ------------   ------------

   Cash and cash equivalents, end of year                            $ 5,366,857    $ 2,816,723
                                                                     ============   ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
     1 Interest paid                                                 $    92,987    $    85,506
                                                                     ============   ============

     2 Taxes paid                                                    $ 1,113,959    $   323,275
                                                                     ============   ============

     3 Issued 1,000,000 preferred shares and 20,284,810 common shares in February 2003 valued at $3,285,856 for the asset acquisition discussed in Note 4

     4 Issued 1,100,000 common shares valued at $1,633,000 for deferred consulting services

     5 Effective June 26, 2002 issued 8,538,943 common shares
       pursuant to an exchange agreement. The following amounts
       represent the non-cash portion of the transactions:
                     Deferred merger cost                                     --        386,800
                     Other                                                    --          7,346
                                                                     ------------   ------------
                                                                              --        394,146
                                                                     ============   ============

     6 Issued 1,200,000 common shares August 2, 2002 valued at
       $600,000 for consulting services

    The accompanying notes are an integral part of the consolidated financial statements

                                           F-8

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------


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

On December 18, 2001, our company and Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a company organized under the laws of the People's Republic of China, entered into an exchange agreement whereby we agreed to acquire 100% of the equity interest of Harbin Bioengineering through the exchange of 8,538,943 shares of restricted common stock, resulting in our ownership of Harbin Bioengineering. That transaction was a triangular merger with Bestkey International, Ltd, a British Virgin Island corporation, and was treated as a reverse merger for accounting purposes. That merger transaction was completed on June 26, 2002. Bestkey International, Ltd is an inactive company.

The principal activities of Harbin Three are research, manufacture and sale of prescription and non-prescription health care products.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, Bestkey International, Ltd., and Harbin Three Happiness Bioengineering Limited. All material inter-company accounts and transactions have been eliminated.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

Certain amounts in the prior year have been reclassified to conform to current year's presentation.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A.    ECONOMIC AND POLITICAL RISKS
----------------------------------

The Company faces a number of risks and challenges since its operations are in the PRC and its primary market is in the PRC.

B.    CASH AND CASH EQUIVALENTS
-------------------------------

The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks.

The Company maintains no bank accounts in the United States of America.

C.    INVENTORIES
-----------------

Inventories are stated at the lower of cost or market on the first-in, first-out basis, and include finished goods, raw materials, packaging material and product merchandise.

D.    PROPERTY, PLANT AND EQUIPMENT
-----------------------------------

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

               Land, buildings and leasehold improvement            2.5% - 10%
               Machines and equipment                               10%
               Vehicles                                             20%
               Office equipment and furnishings                     20%
               Other                                                20%

E.    IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------------

In August 2001, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144. Accounting for Impairment or Disposal of Long-Lived Assets. This pronouncement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value. The Company did not have any impairment of long-lived assets for the years ended December 31, 2003 and 2002.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

F.    OTHER ASSETS
------------------

Other assets are comprised of intangible assets such as licensing fees, which are amortized over the estimated useful life, generally twelve years.

G.    FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2003 and 2002 due to the relatively short-term nature of these instruments.

H.    ADVERTISING COSTS
-----------------------

Advertising costs are expensed as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized.

I.    INCOME TAXES
------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in the US and the PRC expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

J.    STATUTORY CAPITAL
-----------------------

The Republic of China requires the Company to reserve a portion of its equity in the event of liquidation of the Company. Equity in the amount of $1,754,357 and $807,501 is restricted at December 31, 2003 and 2002.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

K.    FOREIGN CURRENCY TRANSLATION
----------------------------------

The Company maintains its books and accounting records in Renminb ("RMB"), the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts could have been or could be, converted into US dollar at that rate. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier's invoices, shipping documents and signed contracts.

L.    USE OF ESTIMATES
----------------------

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

M.    REVENUE RECOGNITION
-------------------------

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured

N.    SHIPPING AND HANDLING
---------------------------

The Company does not receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company amounted to $493,744 and $321,886 for the years ended December 31, 2003 and 2002 respectively and are included in selling and administrative expenses in the accompanying consolidated statement of income.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

O.    STOCK-BASED COMPENSATION
------------------------------

The Company recognizes compensation expenses for its stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock. There were no option issued in 2003 and 2002.

P.    EMPLOYEES' BENEFITS
-------------------------

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Q.    SEGMENTS
--------------

The Company operates in one business segment, the development, production and sale of bioengineered and traditional Chinese medical products.

R.    EARNINGS PER SHARE
------------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Outstanding warrants at December 31, 2003 to purchase 1,110,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the company's common stock.

S.    RECENT PRONOUNCEMENTS
---------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

Management does not expect these recent pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

4. PEPTIDE PROJECT ACQUISITION

On October 15, 2002, the Company filed an Information Statement on Schedule 14C reporting the issuance of 20,284,810 shares of common stock and 1,000,000 shares of Class A preferred stock in consideration for all of the ownership interest in the soybean protein peptide biochemical engineering project (the "Project") as described in the purchase agreement dated August 17, 2002 by Shujun Liu and the Company. Shujun Liu is the Company's chief executive officer, chairman of the Board of Directors and is also a significant shareholder of the Company. The shares were issued in February 2003.

By acquiring the Project, among other assets, the Company acquired the ownership of the building housing the Project's manufacturing plant, manufacturing equipment and environmental control equipment. In addition the Company also received the right to produce the products that resulted from the Project as well as ownership rights on a pending patent in the PRC for the process of the extraction and production of soybean peptide. The acquisition price of $3,285,856 was based on the historical cost of the assets without the Company paying for the value of the intellectual property involved since the transaction was a related party transaction.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

The value of the common stock issued was $3,205,000 ($0.158 per share) and was based on the average of the closing price of the common stock for the five-day period immediately following the date of the purchase agreement. The Company valued the 1,000,000 shares of the Class A preferred stock at $1,000 based on:

         1. The Company has not registered any of the Class A preferred stock with the Securities and Exchange Commission and therefore there is no market for the stock. The shares are also not convertible into the Company's common stock.

         2. The par value of the stock, which was $ 0.001 per share, was used as the basis for the Company to value the organizing effort of Mr. Shujun Liu in putting up the soybean protein peptide project.

         3. With reference to the voting power represented by the Class A preferred stock, Mr. Shujun Liu, by the time the 1,000,000 class A preferred stocks were issued to him, owned more than 50% of the outstanding common stock of the Company and was the single largest majority shareholder. This implied that the 25% voting power represented by the Class A preferred stock did not create any additional value to Mr. Shujun Liu.

The difference between the historical cost basis of the assets and the value of the consideration paid of $79,856 was treated as contributed capital in the consolidated balance sheet at December 31, 2003.

5. PROPERTY, PLANT AND EQUIPMENT

                                                          2003           2002
                                                      --------------------------
Land, buildings and leasehold improvement              5,828,323     $3,113,243
Plant and machinery                                    2,876,838      2,173,539
Motor vehicles                                           307,483        241,184
Furniture and fixtures                                   121,046        118,271
Other                                                     97,385         97,583
                                                      --------------------------
                                                       9,231,075      5,743,820

Less Accumulated depreciation:

Land, buildings and leasehold improvement              1,000,615        289,636
Plant and machinery                                      605,446        896,110
Motor vehicles                                           195,984        168,104
Furniture and fixtures                                    94,827         76,875
Other                                                     69,381         52,377
                                                      --------------------------
                                                       1,966,253      1,483,102

                                                      --------------------------
Property, plant and equipment, net                    $7,264,822     $4,260,718
                                                      ==========================

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

All the Company's land and buildings are located in the PRC under a land use right for 10 to 50 years commencing in 1995. Effective January 1, 2003, the Company revised its estimate of the useful life of land, building and leasehold improvement from 50 years to 40 years based on its current estimate of future net cash flows. This resulted in approximately $15,637 more in depreciation expenses for the year ended December 31, 2003 compared to 2002. Depreciation and amortization expenses relating to property, plant and equipment was $483,152 and $312,714 for the years ended December 31, 2003 and 2002, respectively.

6. INTANGIBLE ASSET

                                                      2003             2002
                                                   ---------------------------

Cost - Licensing agreement                         $1,084,337      $1,084,337
Less : Accumulated amortization                       451,807         361,445

                                                   ---------------------------
Intangible asset, net                              $  632,530      $  722,892
                                                   ===========================

Intangible asset, net, is included in other assets, net in the accompanying consolidated balance sheet at December 31, 2003 and 2002. Amortization expenses for the years ended 2003 and 2002 are $90,362 and $90,362 and are inclusion with intangible asset.

Amortization expense for the next five years and thereafter is as follows:

         2004                                $   90,362
         2005                                    90,362
         2006                                    90,362
         2007                                    90,362
         2008                                    90,362
         Thereafter                             180,720
                                             -----------
         Total                               $  632,530
                                             ===========

7.    INVENTORIES

                                                            December 31
                                                     2003                2002
                                                  ------------------------------
         Raw materials                            $2,342,372         $  430,413
         Finished goods                              204,438             65,336

                                                  ------------------------------
         Total Inventories                        $2,546,810         $  495,749
                                                  ==============================

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

8. OTHER RECEIVABLES

Other receivables included due to related parties and advances to employees.

Related parties included officers, directors and more than 5% shareholders of the Company. There was no receivable outstanding to any related party as of December 31, 2003

Advances to employees included cash prepaid to employees for their travel, entertainment and transportation expenditures.

9. BANK LOANS

In August and November of 2002, the Company entered into one year, renewable loans with a bank for $481,928 and $963,855 respectively. The loans bear interest at 6.435% per annum. A related company has agreed to the bank to guarantee the loans until paid. In August and November of 2003, the loans were renewed. The amount due on the loans at December 31, 2003 and 2002 was $1,445,783. The loan is not collateralized by any of the Company's assets.

10. INCOME TAXES

The Company's income (loss) before income taxes was comprised of the following for the years ended December 31, 2003 and 2002:

                                                 2003                   2002
                                             -----------------------------------

United States                                $(1,699,832)           $  (512,476)
PRC                                            7,440,314              1,958,485

                                             -----------------------------------
                                               5,740,482            $ 1,446,009
                                             ===================================

Income taxes are calculated on a separate entity basis because consolidation of a U.S. parent and foreign subsidiary is not allowed for tax purposes. There currently is no tax benefit or burden recorded for the United States.

The Company's effective tax rates for the years ended December 31, 2003 and 2002 were 19.8% and 22.0%, respectively.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

The provisions for income taxes for each of the two years ended December 31 are summarized as follows:

PRC only:                                          2003                  2002
                                              ----------------------------------

Current                                       $1,113,959             $  318,752
Deferred                                          24,677                     --

                                              ----------------------------------
                                              $1,138,636             $  318,752
                                              ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

Deferred tax assets:                              2003                  2002
                                              ----------------------------------
Merger costs                                   $      --             $  43,352
Accounts receivable                               52,150                29,379
Property, plant and equipment                         --                 4,590
Inventory                                          6,330                 6,332
Other                                              8,850                 4,999
Accounts payable                                  29,290                    --
Net operating loss                               714,643               174,000
Valuation allowance                             (714,643)             (174,000)
                                              ----------------------------------
                                                  96,620                88,652
Deferred tax liabilities:
Accounts receivable                                   --                19,880
Inventory                                         18,181                    --
                                              ----------------------------------
NET DEFERRED TAX ASSET                        $   78,439             $  68,772
                                              ==================================

The following is a reconciliation of the statutory income tax amount on income to the provision for income tax:

                                                For the year ended December 31
                                              ----------------------------------
                                                 2003                    2002
                                              ----------------------------------

PRC income tax at statutory rate              $1,116,047             $ 293,866
Reconciling items:
Permanent differences                             32,256                (9,458)
Temporary differences                             (9,667)               34,344
                                              ----------------------------------
Total provision for income taxes              $1,138,636             $ 318,752
                                              ==================================

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

At December 31, 2003 the U.S. parent of the Company had a net operation loss carry-forward for income tax purposes of approximately $2,101,900 that expires from 2019 through 2023. For financial reporting purposes, a valuation allowance of approximately $714,600 has been recognized to offset the net deferred tax asset principally related to the net operating loss carry-forward. The valuation allowance increased by approximately $540,600 for the year ended December 31, 2003.

11. SHAREHOLDERS' EQUITY

A.    PREFERRED STOCK
---------------------

The Company authorized 2,000,000 shares $.001 par value Class A Preferred Stock. The Class A Preferred Stock provides the holder(s) with aggregate voting rights constituting 25% of total voting rights in the company as well as a liquidation preference. In February 2003, the Company issued 1,000,000 shares of Class A preferred stock for the acquisition of the protein peptide project. See Note 4.

B.    INVESTMENT AGREEMENT
--------------------------

On July 18, 2003, the Company entered into an investment agreement (the "Investment Agreement") with BH Capital Investment, LP and Excalibur Limited Partnership (the "Investors"). Under the terms of the Investment Gareement, the Investors agreed to invest up to $3.0 million to purchase the Company's common stock at a purchase price of 90% of the then prevailing market price with attached registration rights. In connection with the Investment Agreement, the Company granted stock purchase warrants to the investors to purchase a total of 450,000 shares of the Company's common stock at $0.30 per share. In addition, in accordance with the Investment Agreement, the Investors are entitled to receive from the Company a five year warrant (the "15% warrants") to purchase that number of shares of the Company's common stock of equal value to 15% of the value of the shares the Company puts to the Investors under the Investment Agreement and such warrants have an exercise price equal to 120% of the average of the closing bid price over the pricing period with provisions for cashless exercise at the Investors' option.

On December 5, 2003, the Company and the Investors amended the Investment Agreement. The Investors waived their rights to the 15% warrants described above. However on January 30, 2004 the Company replaced the 15% warrants provision by granting the Investors warrants to purchase a total of 180,000 shares of the Company's common stock at $2.50 per share. Such warrants have the same terms and conditions as the 15% warrants.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

Upon execution of the Investment Agreement, the Company issued non-returnable warrants to purchase 300,000 shares of the Company's common stock to FirsTrust Group, Inc. ("FirsTrust") or its designees for commitment and advisory fees. The warrants have an exercise price of $0.30 per share and a cashless exercise provision. The warrants are immediately exercisable and expire 5 years from the grant date. The warrants were valued using the Black-Scholes pricing model using the flowing assumptions: no expected dividend yield; volatility rate of 252%; risk free interest rate of 2.89% and expected life of 5 years, resulting in a total fair value of $555,000. The amount was expensed for the year ended December 31, 2003 and also resulted in an increase to additional paid-in capital by $555,000. None of these warrants have been exercised.

In addition, as disclosed in the September 18, 2003 Form SB-2 filing with the Securities and Exchange commission, the Company agreed to issue five year warrants to FirsTrust to purchase 250,000 shares of the Company's common stock for every $1,000,000 the Company draws down on the Investment Agreement. The warrants have an exercise price of 120% of the average of the closing bid price over the pricing period and are exercisable immediately upon issuance. The Company has also agreed to pay a cash fee of 9% of the total investment and common stock of 2% of the total investment.

The effectiveness of the warrants issued to the Investors and the issuance of the additional warrants, cash and common stock to FirsTrust are all contingent upon the Form SB-2 going effective and therefore since the Form SB-2 is not declared effective, and there is no certainty that the Form SB-2 will be declared effective, the Company has not recorded the effects of the warrants, cash and common stock in the consolidated financial statements as of and for the year ended December 31, 2003.

C.    PROTEIN PEPTIDE PROJECT ACQUISITION
-----------------------------------------

In February 2003, the Company issued 20,284,810 shares of common stock and 1,000,000 shares of Class A preferred stock for the acquisition of the protein peptide project. See Note 4.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

D.    CONSULTING AGREEMENTS
---------------------------

The Company entered in four consulting agreements with individuals effective October 1, 2003. A summary of the agreements is as follows:

1. Agreement 1
--------------

The individual will engage in research and development of bio-engineering technology on drugs and medicines that cure bed wetting disease, and the application of such research results in commercial productivity to enhance existing bed wetting curing medical products produced by the Company. The Company issued 300,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.97 per share) for a total value of $591,000. The Company is amortizing the expense over the term of the consulting agreement for 3 years, resulting in consulting expense of $49,250 for the year ended December 31, 2003 and deferred consulting expense of $541,750 at December 31, 2003.

2. Agreement 2
--------------

The individual will engage in marketing and sales channeling of the Company's products. The Company issued 400,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.97 per share) for a total value of $788,000. The Company's is amortizing the expense over the term of the consulting agreement for 3 years, resulting in consulting expense of $65,667 for the year ended December 31, 2003 and deferred consulting expense of $722,333 at December 31, 2003.

3. Agreement 3
--------------

The individual will engage in the review, implementation and monitoring of the internal central process of the Company's corporate governance system and other related issues. The Company issued 70,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.97 per share) for a total value of $137,900. The Company is amortizing the expense over the term of the consulting agreement of 3 years, resulting in consulting expense of $11,492 for the year ended December 31, 2003 and deferred consulting expense of $126,408 at December 31, 2003.

4. Agreement 4
--------------

The individual will engage in the execution of corporate finance projects and activities and other related issues. The Company issued 30,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.97 per share) for a total value of $59,100. The Company is amortizing the expense over the term of the consulting agreement of 1 year, resulting in consulting expense of $14,775 for the year ended December 31, 2003 and deferred consulting expense of $44,325 at December 31, 2003.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------


12. RELATED PARTY TRANSACTIONS

LOAN GUARANTEE
--------------

The Company is affiliated with other companies through common ownership. As discussed in Note 9, one affiliated company provides a guarantee on all bank debts. There are no other related party transactions with these companies.

PURCHASE OF SOYBEAN PROTEIN PEPETIDE PROJECT
--------------------------------------------

The purchase of the Soybean Protein Peptide Project was a related party transaction; See Note 4.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

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

13. SUBSEQUENT EVENTS

A.    Warrants

On January 30, 2004 certain warrants issued in connection with the Investment Agreement were replaced, See Note 11(B).

B.    Employment Agreements

On March 24, 2004 the Company entered into employment agreements with its chief operating officer, chief accounting and finance officer, vice president and chief executive officer effective October 1, 2003. The term of the agreements are from 3 to 5 years from the effective date and include base salaries for all of the agreements aggregating $367,000 per year. In addition to other provisions, the agreements provide for expense reimbursement limitations and for the grant of stock options quarterly. The exercise price for options to be granted is $2.00 per share. The number of options to be granted would be equal to the market price of the Company's common stock on the grant date minus the exercise price of the stock option to equal amounts ranging from $4,500 to $12,500 per quarter. The income statement for the year ended December 31, 2003 reflects the compensation paid under these agreements for the period from October 1, 2003 to December 31, 2003

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

C.    Stock Option Plan

In March 2004, our Board of Directors formally adopted the Plan, which was considered by the directors in late 2003. That Plan provides of the grant of options to purchase our common stock to our employees, officers, directors and consultants. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan is presently administered directly by our Board of Directors. Subject to the provisions of the Plan, our board of Directors will determine who will receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise process, as well as any other pertinent terms of the options.