Form 10QSB
period 2004-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2004-05-19
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

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
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

           NO.308 XUEFU ROAD, NANGANG DISTRICT, HARBIN, CHINA, 150086
                    (Address of principal executive offices)
                                 86-451-666-6601
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock                Outstanding as March 31, 2004
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                             1,000,000
Common Stock, $0.001 par value                               32,725,827

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          o   Balance Sheets                                                F-1
          o   Statements of Income                                          F-2
          o   Statements of Cash Flows                                      F-3
          o   Notes to Condensed Consolidated Financial Statements     F-4 to 7

Item  2.  Management Discussions & Analysis of Financial Condition            3
          and Results of Operations.

Item 3.   Controls and Procedures.                                            6

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings.                                                  6
Item  2.  Changes in Securities.                                              6
Item  3.  Defaults upon Senior Securities                                     7
Item  4.  Submission of Matters to a Vote of Security Holders.                7
Item  5.  Other Information.                                                  7
Item  6.  Exhibits and Reports on Form 8-K.                                 9-11


                                        PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                           AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                    UNAUDITED
CURRENT ASSETS
    Cash and cash equivalents                                                     $ 5,186,548     $ 5,366,857
    Trade receivables, net                                                          3,390,428       3,256,807
    Note receivable                                                                 2,409,639              --
    Inventory                                                                       3,732,986       2,546,810
    Prepayments for goods                                                             428,656         868,458
    Advances to employees                                                              86,273          55,116
    Deferred taxes                                                                     78,439          78,439
    Deferred merger costs                                                              25,001          33,334
    Deferred consulting expenses                                                    1,339,009       1,569,442

                                                                                  ------------    ------------
    TOTAL CURRENT ASSETS                                                           16,676,979      13,775,263
                                                                                  ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  7,144,245       7,264,822

DEPOSIT FOR MACHINERY                                                                 375,904              --

OTHER ASSETS, NET                                                                     609,941         632,531

                                                                                  ------------    ------------

TOTAL ASSET                                                                       $24,807,069     $21,672,616
-----------                                                                       ============    ============

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                         $ 1,640,169     $ 1,253,826
    Prepayments for materials                                                       1,500,140          76,593
    Bank loans                                                                      1,445,783       1,445,783
    Taxes payable                                                                     313,172         310,480
    Obligation under finance leases within one year                                     6,875           6,780
    Payable to related party                                                           43,243          43,243

                                                                                  ------------    ------------
    TOTAL CURRENT LIABILITIES                                                       4,949,382       3,136,705
                                                                                  ------------    ------------

LONG-TERM LIABILITIES
    Obligation under finance leases                                                    23,185          25,449
                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                   4,972,567       3,162,154
                                                                                  ------------    ------------

SHAREHOLDERS' EQUITY

    Preferred stock, $0.001 par value; 2,000,000 shares authorized;
    1,000,000 shares issued or outstanding at March 31, 2004 and .
    December 31, 2003, respectively                                                     1,000           1,000

    Common stock, $0.001 par value; 60,000,000 shares authorized;
    32,725,827 shares issued and outstanding at March 31, 2004 and
    December 31, 2003, respectively                                                    32,726          32,726

    Additional paid-in capital                                                     10,112,734      10,048,734
    Retained earnings
      Restricted portion                                                              534,177         534,177
      Unrestricted portion                                                          9,153,865       7,893,825

                                                                                  ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                         19,834,502      18,510,462
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $24,807,069     $21,672,616
                                                                                  ============    ============

                                                     F-1

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    3 MONTHS ENDED MARCH 31,
                                                     2004              2003
                                                 -------------     -------------

SALES                                            $  5,906,619      $  4,498,662

COST OF SALES                                       1,819,761         1,632,362

                                                 -------------     -------------
GROSS PROFIT                                        4,086,858         2,866,300

SELLING AND ADMINISTRATIVE EXPENSE                    478,731           286,475

ADVERTISING                                           845,773           635,198

GENERAL AND ADMINISTRATIVE EXPENSES                 1,023,697           390,984

MERGER COSTS                                            8,333             8,333

DEPRECIATION AND AMORTIZATION                         145,483           126,395

                                                 -------------     -------------
INCOME FROM OPERATIONS                              1,584,841         1,418,915

INTEREST, NET                                         (23,980)          (23,298)

OTHER INCOME / (EXPENSES)                              12,351            (4,818)

                                                 -------------     -------------
INCOME BEFORE INCOME TAXES                          1,573,212         1,390,799

INCOME TAXES                                          313,172           221,120

                                                 -------------     -------------
NET INCOME                                       $  1,260,040      $  1,169,679
                                                 =============     =============

NET INCOME PER SHARE
    BASIC                                        $       0.04      $       0.06
    DILUTED                                      $       0.04      $       0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                          32,725,827        19,905,715
    DILUTED                                        33,437,031        20,327,937

                        AMERICAN ORIENTAL BIOENGINEERING, INC.
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                           3 MONTHS ENDED MARCH 31,
                                                            2004             2003
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 1,260,039      $ 1,169,679
    Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation and amortization                           145,482          126,395
    Provision for doubtful accounts                          91,724               --
    Deferred merger cost                                      8,333            8,333
    Stock option compensation expenses                       32,000               --
    Deferred consulting expenses                            230,433           75,000
    Changes in operating assets and liabilities:
         Inventory                                       (1,186,176)        (728,939)
         Trade receivables                                 (133,622)      (1,504,979)
         Prepayments for goods                              348,078           54,058
         Due from related parties                                --          330,933
         Advances to employee                               (31,157)              --
         Trade payables and accrued expenses                418,343          368,097
         Prepayments for materials                        1,423,547          418,235
         Payable to related party                                --         (175,093)
         Income taxes payable                                 2,692          186,910

                                                        ------------     ------------
Net cash provided by operating activities                 2,609,716          328,629
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                 (2,315)          (1,162)
    Addition to note receivable                          (2,409,638)              --
    Deposit for machinery                                  (375,904)              --

                                                        ------------     ------------
Net cash uesd in investing activities                    (2,787,857)          (1,162)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of finance leases                              (2,168)              --

                                                        ------------     ------------
Net cash used in financing activities                        (2,168)              --
                                                        ------------     ------------

NET (DECREASE)/INCREASE IN CASH                            (180,309)         327,467
  AND CASH EQUIVALENTS
    Cash and cash equivalents, beginning of period        5,366,857        2,816,723
                                                        ------------     ------------

    Cash and cash equivalents, end of period            $ 5,186,548      $ 3,144,190
                                                        ============     ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
       1 Interest paid                                  $    23,980      $    23,298
                                                        ============     ============

       2 Taxes paid                                     $   310,480      $    83,500
                                                        ============     ============

       3 Issued 1,000,000 preferred shares and 20,284,810 common shares in February 2003 valued at $3,285,856 for the assets acquisition.

       4 Stock options granted in 2004 to purchase 19,393 shares of common stock for $32,000 of accrued compensation in 2003.

                                         F-3

             AMERICAN ORIENTAL BIOENGINEERING, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2004
                -------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. (formerly Internet Golf Association, Inc.) and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

NOTE 2 - NATURE OF COMPANY

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

On October 15, 2002, the Company filed a Information Statement of Schedule 14C reporting the issuance of 20,284,810 shares of common stock and 1,000,000 shares of class A preferred stock in consideration for all of the ownership interest in a soybean protein peptide biochemical engineering project (the "Project") as described in the purchase agreement, dated as of August 17, 2002 by Shujun Liu and the Company ("Purchase Agreement"). The value of the common stock issued was approximately $3,205,000, which was equivalent to $0.158 per share of common stock, the average of the closing price for the five-day period immediately following the date of the Purchase Agreement, i.e, from August 19, 2002 to August 23, 2002. By acquiring the Project, among other assets, the Company had also acquired the ownership of the building housing the Project's manufacturing plant, manufacturing equipment, and environmental control equipment the historical cost of which was approximately $3,205,000. In addition, the Company had also received the right to produce the products that resulted from the Project as well as ownership rights on a pending patent in PRC for the process of the extraction and production of soybean peptide. The shares were issued on February 22, 2003.

NOTE 3 - USE OF ESTIMATES

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

NOTE 4 - STOCK BASED COMPENSATION

The Company's stock option plan is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No 123, Accounting for Stock-Based Compensation. Under the provisions of this standard, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, or the fair value method described in SFAS No. 123. The Company has elected to account for its employee stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income.

On March 31, 2004, and in accordance with certain executive employee employment agreements, the Company granted 23,704 stock options with an exercise price of $2.00 per share and expire March 31, 2009. The options vest immediately. For the three months ended March 31, 2004, the Company recognized $32,000 of compensation expense for the difference between the closing market price of the Company's common stock on March 31, 2004 and the exercise price of $2.00.

The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

                                                Three months ended       Three months ended
                                                  March 31, 2004           March 31, 2003
                                                ------------------       ------------------
                   Net income as reported            $1,260,040              $1,169,679
                     Pro forma net income            $1,232,544              $1,169,679

             Income per share as reported                 $0.04                  $0.06
               Pro forma income per share                 $0.04                  $0.06

Additionally, in accordance with the executive employment agreements, the Company was obligated to grant stock options to purchase 19,393 shares of the Company's common stock in the last quarter of 2003. The options vested immediately, are exercisable at $2.00 per share and expire December 31, 2008. Since the options were not physically granted until the establishment of the

Company's stock option plan in March 2004, the Company had accrued for the compensation expense associated with the options at December 31, 2003 amounting to $32,000. In the first quarter 2004, the $32,000 was reclassified from accrued expenses to additional paid-in capital.

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

         Weighted average of expected risk-free interest rates        3.00%
         Expected years to exercise date                                5
         Expected stock volatility                                   81.49%
         Expected dividend yield                                       0%

NOTE 5 - EARNING PER SHARE

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

Basic and diluted earnings per share are calculated as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                              2004            2003
                                                          ------------    ------------
Earnings:
   Net income                                             $ 1,260,040     $ 1,169,679
   Dividend                                                        --              --
                                                          ------------    ------------
Income applicable to common shareholders                  $ 1,260,040     $ 1,169,679
                                                          ============    ============

Basic:
Income applicable to common shareholders                  $ 1,260,040     $ 1,169,679
Weighted average shares outstanding during the period      32,725,827      19,905,715
                                                          ------------    ------------
   Basic                                                  $      0.04     $      0.06
                                                          ============    ============

Diluted:
Income applicable to common shareholders                  $ 1,260,040     $ 1,169,679

Weighted average shares outstanding during the period      32,725,827      19,905,715
Effect of dilutive securities:
   Stock options                                               20,414              --
   Warrants                                                   690,790         422,222
                                                          ------------    ------------
Diluted weighted common shares outstanding                 33,437,031      20,327,937
                                                          ============    ============

   Diluted                                                $      0.04     $      0.06
                                                          ============    ============

NOTE 6 - RECLASSIFICATIONS

Certain amounts were reclassified in prior periods to conform to the current period's presentation.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

NOTE 8 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 9 - NOTE RECEIVABLE

On March 1, 2004, the Company loaned $2,409,638 to an unrelated third party. The loan is due in August 2004 and bears compounded interest at the prevailing best lending rate of the Bank of China on the first bank day of each month. The interest rate at March 31, 2004 was 5.31%. The borrower pledged assets and a patent as security for the loan.

NOTE 10 - INCOME TAXES

Income taxes are provided on Harbin Three Happiness Bioengineering Limited in accordance with taxation principles currently effective in the People's Republic of China as it relates to the Company.

NOTE 11 - SUBSEQUENT EVENT

On July 22, 2003, the Company filed a Form 8-K current report pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). On September 18, 2003, in conjunction with the Investment Agreement, the Company filed with the Securities and Exchange Commission (the "Commission") a Form SB-2 registration statement under the Securities Act of 1933 ("Registration Statement") to register the common stock and the warrants associated with the Investment Agreement and on April 14, 2004, the Company filed with the Commission a request to withdraw the September 18, 2003 registration statement, for reasons specified in that request.

On April 16, 2004, the Company formed a subsidiary registered in Hong Kong, American Oriental Bioengineering (H.K.) Limited to be wholly owned by Bestkey International Limited, a 100% subsidiary of the Company. The director of the new subsidiary is the Company's Chief Executive Officer and the Company intended to operate Hong Kong and Asian business developments through American Oriental Bioengineering (H.K.) Limited. As of March 31, 2004 and as of the date of this report, American Oriental Bioengineering (H.K.) Limited had not conducted any business activity nor had it incurred any business transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussion under "--Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them..

Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are:

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

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2003
---------------------------

For the quarter ended March 31, 2004 revenues increased by $1,407,957 or 31% to $ 5,906,619 from $4,498,662 as compared to the corresponding period of the prior year. This increase is attributed primarily to increase in sales volume of all of our existing product lines including soybean protein peptide, health food products and medical products.

The gross profit margin increased by 5% to 69% from 64% for the three months ended March, 2004. This increase resulted from the economies of scale at the production level.

Cost of sales increased by $187,399 or 11% to $1,819,761 from $1,632,362 for the three months ended March 2004, as compared to the corresponding period of the prior year. This increase resulted from increased product costs incurred as associated with increase in sales of all existing product lines including soybean protein peptide, health food products and medical products.

Selling and administrative expenses increased by $192,256 or 67% to $478,731 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing overheads as compared to the first quarter of the prior year in order to capture the increase in 31% sales revenues for the quarter ending March 31, 2004 as compared to the same quarter of last year.

Advertising expenses increased by $210,575 or 33% to $845,773 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled increase in revenue in current quarter ended March 31, 2004 as compared to March 31, 2003.

General and administrative expenses increased by $632,713 or 162% to $1,023,697 as compared to the corresponding period of the prior year. This increase is attributed to: (1) increased in activity level as a result of sales expansion of existing products of $ 367,780; (2) Expenses of $123,750 associated with adoption of new director and officers compensation plan and stock option plan and (3) Increase in consultancy expenses of $ 141,183 as compared to the same period of the prior year.

Depreciation and amortization increased by $19,088 or 15% as compared to the corresponding period to the prior year. This is the result of purchase of a new asset.

Our net income increased by $90,361 to a net income of $1,260,040 from a net income of $1,169,679.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of March 31, 2004 we had a cash balance of $5,186,548 and a working surplus of $11,727,597. This compares with a cash balance of $5,366,857 and a working capital surplus of $10,638,558 for the end of the prior year.

Cash flow generated from our existing operations will be sufficient to fund our working capital needs of the Company for the next twelve months. We have strong cash inflow streams attributable from our profit from operations and we do not anticipate any liquidity issue in the near future.

We made an interest bearing loan of $2,409,638 to an unrelated third party for a term of six months for the purpose earning interest from utilizing unused funds

We have no intention to fund up any of our future merger and acquisition plan through our internal source of capital should such expenditure impair our existing level of liquidity or affect our normal business operations.

We have not anticipated any trend, commitment, event and uncertainty that will result in any material change in our liquidity in foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES.

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

ITEM 2 - CHANGES IN SECURITIES

On July 22, 2003, the Company filed a form 8K current report pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). Under the terms of the Investment Agreement, the Investor agreed to invest up to US$ 3.0 million to purchase the Company's common stock, $.01 par value per share (the "Common Stocks") at a purchase price of 90% of the then-prevailing market price with attached registration rights. In conjunction with the Investment Agreement, the Company and the Investors executed two stock purchase warrant agreements, which provided 450,000 five-year warrants with and exercise price of $0.30 per share. (The "Warrants") A total of 750,000 Warrants were issued on July 18, 2003 in conjunction with the Investment Agreement:

         Name of holder                      No. of warrants      Exercise price     Issue date     Expiration date
         --------------                      ---------------      --------------     ----------     ---------------
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

         Jian Zhang                                   10,000             US$ 0.3     Jul 18, 03          Jul 17, 08
         DSF Capita                                    5,000             US$ 0.3     Jul 18, 03          Jul 17, 08
         RADA Advisors, Inc.                           6,000             US$ 0.3     Jul 18, 03          Jul 17, 08

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

On December 5, 2003, we signed an Amendment to Investment Agreement with the Investors. Under the Amendment, the Investors agreed to waive rights to receive the 15% warrants that were exercisable within 5-year the exercise period pursuant to the investment agreement. However, on January 30, 2004, we issued to the Investors the following warrants as replacement:

Name of recipient                   Number of warrant    Exercise price    Date of exercise      Expiration date
-----------------                   -----------------    --------------    ----------------      ---------------
BH Capital Investments, LP               30,000              $ 2.5            Jan 1, 2004         Dec 31, 2008
BH Capital Investments, LP               30,000              $ 2.5            Apr 1, 2004         Mar 31, 2009
BH Capital Investments, LP               30,000              $ 2.5           July 1, 2004         June 30, 2009
Excalibur Limited Partnership            30,000              $ 2.5            Jan 1, 2004         Dec 31, 2008
Excalibur Limited Partnership            30,000              $ 2.5            Apr 1, 2004         Mar 31, 2009
Excalibur Limited Partnership            30,000              $ 2.5           July 1, 2004         June 30, 2009

Subsequent to the signing of the Amendment to Investment Agreement, we filed two separate Form SB-2 Registration Statements under the Securities Act of 1933 on December 30, 2003 and December 31, 2003 to cover, respectively, 3,948,000 and 180,000 shares underlying the warrants.

As of March 31, 2004 as of the date of this report, none of the registration statements was announced effective and no additional shares of Common Stock were issued under the Registration Agreement.

On April 14, 2004, we filed with the Commission a request to withdraw the September 18, 2003 Registration Statement, for reasons specified in that request.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Employment agreements
---------------------

In March 2004 we entered into employment agreements with our top executive officers to secure their commitment to continued service to AOBO.

Name of employee of whom    Number of securities    Percentage of total  Exercise price     Expiration date
the option was granted      Under option granted     option accrued in
                                  in 2003                 2003

Shujun Liu                         7,576                   39%                $2.0         December 31, 2008
Yanchun Li                         4,545                   23%                $2.0         December 31, 2008
Jun Min                            4,545                   23%                $2.0         December 31, 2008
Binsheng Li                        2,727                   15%                $2.0         December 31, 2008

Name of employee of whom    Number of securities    Percentage of total  Exercise price     Expiration date
the option was granted      Under option granted     option accrued in
                           in first quarter, 2004   first quarter, 2004

Shujun Liu                         9,259                   39%                $2.0          March 31, 2009
Yanchun Li                         5,556                   23%                $2.0          March 31, 2009
Jun Min                            3,333                   23%                $2.0          March 31, 2009
Binsheng Li                        5,556                   15%                $2.0          March 31, 2009

Shujun Liu's employment agreement has a term of five years, commencing on October 1, 2003, and provides for a salary of $150,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan, the terms of which are described below. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals US$12,500. We can terminate Mr. Liu's employment with cause, or without cause pursuant to a decision by our board of directors. In the event Mr. Liu's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

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

Stock Option Plan
-----------------

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On February 13, 2004, the Company filed a form 8K current report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, to announce that Thomas Leger & Co. ("Thomas Leger"), our certifying accounting firm, resigned as our principal independent accountant on February 6, 2004. Our board of directors authorized the engagement of Weinberg & Company, P.A. as the new independent auditor to audit our financial statements. During our two most recent fiscal years and any subsequent interim period up to the date of resignation of Thomas Leger on February 6, 2004, there were no disagreements between our company and Thomas Leger, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

(a)      Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-QSB:

Exhibit No.                           Description
-----------                           -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of Acting Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Acting Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

By  /s/  Shujun Liu
------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 17, 2004