Form 10QSB
period 2004-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2004-08-16
CIK 1090514

                    STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock             Outstanding as June 30, 2004
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                1,000,000
Common Stock, $0.001 par value                  32,931,827

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

         o        Condensed Consolidated Balance Sheets                      F-1

         o        Condensed Consolidated Statements of Income                F-2

         o        Condensed Consolidated Statements of Cash Flows            F-3

         o        Notes to Condensed Consolidated Financial Statements       F-4

Item  2. Management Discussions & Analysis of Financial Condition and
         Results of Operations.                                               12

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings.                                               18
Item  2.     Changes in Securities.                                           18
Item  3.     Controls and Procedures.                                         20
Item  4.     Submission of Matters to a Vote of Security Holders.             20
Item  5.     Other Information.                                               20
Item  6.     Exhibits and Reports on Form 8-K.                                22


                                   PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                               ------
                                                                       JUNE 30,      DECEMBER 31,
                                                                         2004            2003
                                                                    ------------     ------------
                                                                     (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                         $ 4,922,240      $ 5,366,857
  Trade receivables, net                                              3,249,216        3,112,998
  Other receivables                                                     422,696          143,809
  Note receivable                                                     2,441,928               --
  Inventories                                                         3,581,535        2,546,810
  Prepayments for goods                                                 729,410          868,458
  Advances to employees                                                  85,198           55,116
  Deferred taxes                                                         78,439           78,439
  Deferred merger costs                                                  16,668           33,334
  Deferred consulting expenses                                        1,108,576        1,569,442
                                                                    ------------     ------------
  TOTAL CURRENT ASSETS                                               16,635,906       13,775,263
                                                                    ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                    7,023,398        7,264,822

DEPOSIT FOR MACHINERY                                                   379,934               --

DEPOSIT FOR LEASEHOLD IMPROVEMENTS                                      386,000               --

OTHER ASSETS, NET                                                       587,350          632,531

                                                                    ------------     ------------
TOTAL ASSET                                                         $25,012,588      $21,672,616
                                                                    ============     ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $ 1,509,264      $ 1,253,826
  Prepayments for materials                                             164,241           76,593
  Bank loans                                                          1,445,783        1,445,783
  Taxes payable                                                         336,861          310,480
  Obligation under finance leases within one year                         6,972            6,780
  Payable to related party                                               88,666           43,243

                                                                    ------------     ------------
  TOTAL CURRENT LIABILITIES                                           3,551,787        3,136,705
                                                                    ------------     ------------

LONG-TERM LIABILITIES
  Obligation under finance leases                                        21,340           25,449
                                                                    ------------     ------------

TOTAL LIABILITIES                                                     3,573,127        3,162,154
                                                                    ------------     ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 2,000,000 shares
  authorized; 1,000,000 shares issued or outstanding
  at June 30, 2004 and December 31,2003 respectively                      1,000            1,000

  Common stock, $0.001 par value, 60,000,000 shares
  authorized: 32,931,827 and 32,725,827 shares and outstanding
  at June 30, 2004 and December 31, 2003, respectively                   32,932           32,726

  Additional paid-in capital                                         10,209,738       10,048,734
  Retained earnings
    Restricted portion                                                  534,177          534,177
    Unrestricted portion                                             10,661,614        7,893,825

                                                                    ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                                           21,439,461       18,510,462
                                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $25,012,588      $21,672,616
                                                                    ============     ============

See accompanying notes to the Condensed Consolidated Financial Statements


                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       2004              2003                2004               2003
                                                       ----              ----                ----               ----
SALES                                              $  6,003,960       $  4,876,978       $ 11,910,579       $  9,375,640

COST OF SALES                                         1,842,825          1,921,310          3,662,586          3,553,672

                                                   -------------      -------------      -------------      -------------
GROSS PROFIT                                          4,161,135          2,955,668          8,247,993          5,821,968
                                                   -------------      -------------      -------------      -------------

SELLING AND ADMINISTRATIVE EXPENSE                      550,423            417,839          1,029,154            704,314

ADVERTISING                                             761,431            537,497          1,607,204          1,172,695

GENERAL AND ADMINISTRATIVE EXPENSES                     841,347            382,179          1,865,044            773,163

MERGER COSTS                                              8,333              8,333             16,666             16,666

DEPRECIATION AND AMORTIZATION                           145,572            135,315            291,055            261,710

                                                   -------------      -------------      -------------      -------------
INCOME FROM OPERATIONS                                1,854,029          1,474,505          3,438,870          2,893,420

INTEREST, NET                                           (23,811)           (23,409)           (47,791)           (46,707)

OTHER INCOME                                             14,392             84,970             26,742             80,152

                                                   -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                            1,844,610          1,536,066          3,417,821          2,926,865

INCOME TAXES                                            336,861            246,477            650,033            467,597

                                                   -------------      -------------      -------------      -------------
NET INCOME                                         $  1,507,749       $  1,289,589       $  2,767,788       $  2,459,268
                                                   =============      =============      =============       ============

NET INCOME PER SHARE
    BASIC                                          $       0.05       $       0.04       $       0.08       $       0.10
                                                   =============      =============      =============       ============
    DILUTED                                        $       0.05       $       0.04       $       0.08       $       0.09
                                                   =============      =============      =============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                            32,909,190         31,625,827         32,817,508         25,798,147
    DILUTED                                          32,936,131         32,625,827         32,848,200         26,510,854

See accompanying notes to the Condensed Consolidated Financial Statements


                          AMERICAN ORIENTAL BIOENGINEERING, INC.
                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              6 MONTHS ENDED JUNE 30,
                                                              -----------------------
                                                              2004               2003
                                                              ----               ----
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVIES:
      Net income                                           $ 2,767,788       $ 2,459,268
      Adjustments to reconcile net income to net cash
           provided by operating activities:
      Depreciation and amortization                            291,055           261,710
      Deferred merger cost                                      16,666            16,666
      Deferred consulting expenses                             460,866           150,000
      Common stock for services                                 97,210                --
      Stock option compensation expense                         32,000                --
      Buy back of warrants                                      25,000
      Changes in operating assets and liabilities:
           Inventories                                      (1,034,725)       (1,783,331)
           Trade receivables                                  (129,217)       (1,123,974)
           Other receivables                                  (278,887)               --
           Prepayments for goods                               139,048          (170,858)
           Due from related parties                                 --           267,768
           Advances to employees                               (30,082)               --
           Accounts payable and accrued expenses               255,438           356,733
           Prepayments for materials                            87,648           904,659
           Payable to related party                             45,423          (175,093)
           Income taxes payable                                 26,381           228,777

                                                           ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,771,612         1,392,325
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Addition to note receivable                           (2,441,928)               --
      Purchase of fixed assets                                  (4,450)          (49,967)
      Deposit for machinery                                   (379,934)               --
      Deposit for leasehold improvement                       (386,000)               --

                                                           ------------      ------------
NET CASH UESD IN INVESTING ACTIVITIES                       (3,212,312)          (49,967)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of finance leases                               (3,917)               --

                                                           ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                           (3,917)               --
                                                           ------------      ------------

NET (DECREASE)/INCREASE IN CASH AND                           (444,617)        1,342,358
      CASH EQUIVALENTS
      Cash and cash equivalents, beginning of period         5,366,857         2,816,723
                                                           ------------      ------------

      Cash and cash equivalents, end of period             $ 4,922,240       $ 4,159,081
                                                           ============      ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
         1 Interest paid                                   $    23,679       $    23,298
                                                           ============      ============

         2 Taxes paid                                      $   313,172       $   269,787
                                                           ============      ============

         3 Issued 1,000,000 preferred shares and 20,284,810 common shares in February 2003 valued at $3,285,856 for the assets acquisition.

         4 Issued 200,600 common shares in April 2004 valued at $97,210 for services performed.

See accompanying notes to the Condensed Consolidated Financial Statements

             AMERICAN ORIENTAL BIOENGINEERING, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004
--------------------------------------------------------------------------------

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

Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

On April 16, 2004, the Company formed a subsidiary registered in Hong Kong, American Oriental Bioengineering (H.K.) Limited ("AOBOHK") to be wholly owned by Bestkey International Limited, a 100% subsidiary of the Company. The new subsidiary commenced operations in May 2004 and currently employs four individuals. This new subsidiary will perform business development, sales and marketing and logistics services exclusively for the Company in Hong Kong and Asia.

On May 26, 2004, the Company signed a legally binding letter of intent to acquire Heilongjiang Songhuajiang Pharmaceutical Limited ("HSPL"), a Chinese state-owned pharmaceutical company. The letter of intent provides that the Company has the right to acquire all or part of the equity ownership in HSPL for a period of 90 days following the date of the execution of the letter of intent, subject to signing an acquisition agreement. The acquisition of HSPL can be completed only when the definitive acquisition agreement are signed by both parties and all the criteria are being met to the satisfaction of the board of directors of the Company. According to information provided by HSPL, which the Company has not verified yet, it has over 50 years of operations and is a well-known Chinese state-owned pharmaceutical company located in Heilongjiang province. It has approximately 500 employees and an in-house research and development team. All of HSPL's manufacturing facilities have been certified by the Chinese Government according to the GMP (Good Manufacturing Practices) standards. In addition, HSPL has an extensive line of antiviral products with more than 70 types of medicines, with delivery methods covering intravenous injection, tablet, capsule, powder, granule, and oral liquid. HSPL's flagship product, Shuanghuangliang Lyophilize Powder Injection, which is a product aimed at administering one of the traditional antiviral Chinese herbs to patients through intravenous injection. This product had some effect in fighting the SARS virus during the spring of 2003.

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

In June 2004, employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. Since the closing stock price on June 30, 2004 was $1.75, no options were granted to the employees for the quarter.

In the quarter ending March 31, 2004, the Company granted 23,704 stock options (with an exercise price of $2.00 per share, expire March 31, 2009 and vest immediately) to the directors covered by the stock option plan of the Company in accordance with the executive employee employment agreements signed. For the three months ended March 31, 2004, the Company recognized $32,000 of compensation expense for the difference between the closing market price of the Company's common stock on March 31, 2004 and the exercise price of $2.00.

There were no stock options granted to employees in 2003. The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

                                                             Six months ended
                                                                June 30, 2004
                                                             -----------------

Net income as reported                                             $2,767,788
Pro forma net income                                               $2,740,292

Income per share as reported                                            $0.08
Pro forma income per share                                              $0.08

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

Basic and diluted earnings per share are calculated as follows:

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                               2004             2003
                                                           -----------      -----------
Earnings:
   Net income                                              $ 2,767,788      $ 2,459,268
   Dividend                                                         --               --
                                                           -----------      -----------
Income applicable to common shareholders                   $ 2,767,788      $ 2,459,268
                                                           ===========      ===========

Basic:
Income applicable to common shareholders                   $ 2,767,788      $ 2,459,268
Weighted average shares outstanding during the period       32,817,508       25,798,147
                                                           -----------      -----------
   Basic earnings per share                                $      0.08      $      0.10
                                                           ===========      ===========

Diluted:
Income applicable to common shareholders                   $ 2,767,788      $ 2,459,268
Weighted average shares outstanding during the period       32,817,508       25,798,147
Effect of dilutive securities:
   Stock options                                                 8,935               --
   Warrants                                                     21,757          712,707
                                                           -----------      -----------
Diluted weighted common shares outstanding                  32,848,200       26,510,854
                                                           ===========      ===========

   Diluted earning per share                               $      0.08      $      0.09
                                                           ===========      ===========

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUTMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

NOTE 7 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Reminbi dollars) has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluating of SAB 105, but does not anticipate a material impact on the consolidated financial statements.

NOTE 9 - NOTE RECEIVABLE

On March 1, 2004, the Company made a loan to an unrelated third party for the amount of US$2,409,639. The loan is due in August 2004 and bears interest at the prevailing best lending rate of the Bank of China on the first bank day of each month. The interest rate at June 30, 2004 was 5.31%. The borrower pledged a patent as security for the loan. As of June 30, 2004, no portion of the outstanding note has been repaid and the Company has accrued $32,289 of interest income included in note receivable in the accompanying condensed consolidated balance sheet at June 30, 2004. Subject to the request of the borrower, the Company intends to extend the terms of borrowing for another 6 months commencing September 1, 2004, with prevailing terms and conditions. As of the date of this report, the Company has not received any request from the borrower requesting an extension.

NOTE 10 - INCOME TAXES

Income taxes are provided on Harbin Three Happiness Bioengineering Limited in accordance with taxation principles currently effective in the People's Republic of China as it relates to the Company.

NOTE 11 - INVESTMENT AGREEMENTS AND WARRANTS

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

On June 3, 2004, the Company has signed Amendment No. 2 to the Investment Agreement, in which the Company and the Investors agreed to the following:

1.       Extend the terms of the Investment Agreement to January 31, 2005
2.       Removal of minimum drawdown requirement of $750,000
3. The Investors agreed to waive all the registration rights (as stipulated in the Registration Agreement associated with the Investment Agreement) relating to the warrants issued to the Investor in connection with execution of the Investment Agreement .

Furthermore, on June, 30, 2004, the Company paid $ 25,000 to purchase back from unrelated third parties the following warrants that were issued to the Investors (BH Capital Investments, LP and Excalibur Limited Partnership)and FirsTrust Group (the placement agent) in association with the signing of the Investment Agreement and all subsequent Amendments to Investment Agreement:


Name of recipient                        Number of warrant  Exercise price    Date of exercise       Expiry date
-----------------                        -----------------  --------------    ----------------       -----------
BH Capital Investments, LP                   225,000            $ 0.3            Jul 18, 03          Jul 17, 08
Excalibur Limited Partnership                225,000            $ 0.3            Jul 18, 03          Jul 17, 08
FirsTrust Group, Inc.                        276,000            $ 0.3            Jul 18, 03          Jul 17, 08
BH Capital Investments, LP                    30,000            $ 2.5            Jan 1, 2004        Dec 31, 2008
BH Capital Investments, LP                    30,000            $ 2.5            Apr 1, 2004        Mar 31, 2009
BH Capital Investments, LP                    30,000            $ 2.5           July 1, 2004        June 30, 2009
Excalibur Limited Partnership                 30,000            $ 2.5            Jan 1, 2004        Dec 31, 2008
Excalibur Limited Partnership                 30,000            $ 2.5            Apr 1, 2004        Mar 31, 2009
Excalibur Limited Partnership                 30,000            $ 2.5           July 1, 2004        June 30, 2009

The Company cancelled all the warrants purchased back and therefore, there were no warrants outstanding at June 30, 2004. At June 30, 2004, the Company did not pay the $25,000 for the cancellation of warrants and as a result, the Company recorded additional expenses of $25,000 and an additional accrued liability of $25,000.

NOTE 12 - SHAREHOLDERS' EQUITY

On April 7, 2004, the Company issued 206,000 shares of restricted stocks to Focus Partners, LLP. The issuance of shares was related to the Company's service contract with Focus Partners, LLC to appoint them to provide investor relations services to the Company during 2002. In the contract, the Company agreed to issue them restricted stocks as part of the compensation of their services. Their services were terminated in early 2003 because of a dispute over the quality of the services. The Company did not pay, and Focus Partners had not requested the Company to pay the stock and the Company considered the chance of issuing the stock remote in 2003 and therefore did not accrue any expense at December 31, 2003.

In early 2004, the Company reached a settlement with Focus Partners, LLC and 206,000 shares of restricted stock were issued in April 2004. The stock is restricted under the Securities Act of 1933, and such shares bear a legend under rule 144 of the Act and bear a restrictive legend or other restrictions on transfer or resale.

The service agreement provided that the shares of common stock were to be issued at the end of each month during the service period. The 206,000 shares of restricted stock issued to Focus Partners, LLC were therefore valued based on the average of the closing share prices of the common stock at the end of each month during the service period. The total value of the shares was $97,210.

NOTE 13 - SUBSEQUENT EVENTS

The Company entered in nine consulting agreements with individuals effective July 1, 2004. A summary of the agreements is as follows:

Agreement 1:
------------

The individual will engage in evaluating the technical aspects of the Company's Hong Kong regional office and other subsidiaries of the Company. The Company issued 120,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $204,000. The Company will amortize the expense over the term of the consulting agreement of 3 years.

Agreement 2:
------------

The individual will engage in evaluating the marketing and sales channeling of the Hong Kong regional office and other subsidiaries of the Company. The Company issued 153,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $260,100. The Company will amortize the expense over the term of the consulting agreement of 3 years.

Agreement 3:
------------

The individual will engage in assisting the Company in negotiating with the government regulators, and working with the management to facilitate the development of the Hong Kong regional office and other subsidiaries of the Company. The Company issued 120,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $204,000. The Company will amortize the expense over the term of the consulting agreement of 3 years.

Agreement 4:
------------

The individual will engage in reviewing and improving the internal control system of the Hong Kong regional office and other subsidiaries of the Company. The Company issued 85,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $144,500. The Company will amortize the expense over the term of the consulting agreement of 1 year.

Agreement 5:
------------

The individual will engage in reviewing, redesigning and implementing the websites (including back end back ups) of various entities, as may be specified by the Company. The Company issued 30,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $51,000. The Company will amortize the expense over the term of the consulting agreement of 3 year.

Agreement 6:
------------

The individual will engage in completing the Company's growth strategy in China by reviewing, redesigning and implement the product mix and product line strategies of the Company and marketing of those products in new geographic areas inside China. The Company issued 115,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $195,500. The Company will amortize the expense over the term of the consulting agreement of 3 year.

Agreement 7:
------------

The individual will engage in providing administrative support and documentation in relation to the Hong Kong regional office and other subsidiaries of the Company. The Company issued 5,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $8,500. The Company will amortize the expense over the term of the consulting agreement of 1 year.

Agreement 8:
------------

The individual will engage in completing the Company's growth strategy in the U.S. by providing general corporate advice on the strategies and directions of potential growth of the Company. The Company issued 50,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $85,000. The Company will amortize the expense over the term of the consulting agreement of 3 year.

Agreement 9:
------------

The individual will engage in completing work on the finance and reporting issues of the Company's Hong Kong regional office and other subsidiaries. The Company issued 22,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $37,400. The Company will amortize the expense over the term of the consulting agreement of 1 year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussion under "--Risk Factors" there under. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them..

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

         A. We account for our inventories at the lower of cost or market on the first-in, first-out basis.
         B. We evaluate impairment of our long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
         C. We recognize revenue when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

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

On April 16, 2004, the Company formed a subsidiary registered in Hong Kong, American Oriental Bioengineering (H.K.) Limited ("AOBOHK") to be wholly owned by Bestkey International Limited, a 100% subsidiary of the Company. The new subsidiary commenced operations in May 2004 and currently employs four individuals. This new subsidiary will perform business development, sales and marketing and logistics services exclusively for the Company in Hong Kong and Asia.

On May 26, 2004, we signed a legally binding letter of intent to acquire Heilongjiang Songhuajiang Pharmaceutical Limited ("HSPL"), a Chinese state-owned pharmaceutical company. The letter of intent provides that we have the right to acquire all or part of the equity ownership in HSPL for a period of 90 days following the date of the execution of the letter of intent, subject to signing of full length acquisition agreements. The acquisition of HSPL can be completed only when the definitive acquisition agreements are signed by both parties and all the criteria are being met to the satisfaction of our board of directors. According to information provided by HSPL, which we have not verified yet, it has over 50 years of operations and is a well-known Chinese state-owned pharmaceutical company located in Heilongjiang province. It has approximately 500 employees and an in-house research and development team. All of HSPL's manufacturing facilities have been certified by the Chinese Government according to the GMP (Good Manufacturing Practices) standards. In addition, HSPL has an extensive line of antiviral products with more than 70 types of medicines, with delivery methods covering intravenous injection, tablet, capsule, powder, granule, and oral liquid. Most notable is the HSPL's flagship product, Shuanghuangliang Lyophilize Powder Injection, which is a product aimed at administering one of the traditional antiviral Chinese herbs to patients through intravenous injection. This product had some effect in fighting the SARS virus during the spring of 2003.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2003
--------------------------

For the quarter ended June 30, 2004 revenues increased by $1,126,982 or 23% to $6,003,960 from $4,876,978 as compared to the corresponding period of the prior year. This increase is attributed primarily to increase in sales volume of all of our existing product lines including soybean protein peptide, health food products and medical products.

Cost of sales increased by $78,485 or 4% to $1,842,825 from $1,921,310 for the three months ended June 30, 2004, as compared to the corresponding period of the prior year. This increase resulted from increased product costs incurred as associated with increase in sales of all existing product lines including soybean protein peptide, health food products and medical products.

The gross profit margin has improved from 61% to 69%. This was mainly due to decrease in raw material usage rate as a result of more effective application of raw materials compared to the same period in 2003. The waste of raw material was lower in 2004 for protein peptide products as the workers better utilized the raw material.

Selling and administrative expenses increased by $132,584 or 32% to $550,423 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing overheads as compared to the second quarter of the prior year in order to capture the increase in 23% sales revenues for the quarter ending June 30, 2004 as compared to the same quarter of last year.

Advertising expenses increased by $223,934 or 42% to $761,431 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled increase in revenue in current quarter ended June 30, 2004 as compared to June 30, 2003.

General and administrative expenses increased by $459,168 or 120% to $841,347 as compared to the corresponding period of the prior year. This increase is attributed to: (1) increased in activity level as a result of sales expansion of existing products of $317,985; and (2) increase in consultancy expenses of $141,183 as compared to the same period of the prior year.

Depreciation and amortization increased by $10,257 or 8% as compared to the corresponding period to the prior year. This is the result of purchases of new assets.

The income tax was provided at 15% of income before tax at the level of the operating entity in China. However, since there were other operating expenses incurred in the holding company level as well as AOBOHK and these expenses could not enjoy tax benefits in China, the income tax rate provided for the Company was higher than 15% and reached 18%.

Our net income increased by $218,160 to a net income of $1,507,749 from a net income of $1,289,589.

RESULTS OF OPERATION - SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS
-------------------------------------------------------------------------------
ENDED JUNE 30, 2003
-------------------

For the six months ended June 30, 2004 revenues increased by $2,534,939 or 27% to $11,910,579 from $9,375,640 as compared to the corresponding period of the prior year. This increase is attributed primarily to increase in sales volume of all of our existing product lines including soybean protein peptide, health food products and medical products.

Cost of sales increased by $108,914 or 3% to $3,662,586 from $3,553,672 for the six months ended June 30, 2004, as compared to the corresponding period of the prior year. This increase resulted from increased product costs incurred as associated with increase in sales of all existing product lines including soybean protein peptide, health food products and medical products.

The gross profit margin has improved from 62% to 69%. This was mainly due to decrease in raw material usage rate as a result of more effective application of raw materials compared to the same period in 2003. The waste of raw material was lower in 2004 for protein peptide products as the workers better utilized the raw material.

Selling and administrative expenses increased by $324,840 or 46% to $1,029,154 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing overheads as compared to the same period of the prior year.

Advertising expenses increased by $434,509 or 37% to $1,607,204 as compared to the corresponding period of the prior year. This increase is attributed to increase advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled increase in revenue.

General and administrative expenses increased by $1,091,881 or 141% to $1,865,044 as compared to the corresponding period of the prior year. This is mainly due to (1) increased in activity level as a result of sales expansion of existing products of $685,765; (2) expenses of $123,750 associated with adoption of new directors and officers compensation plan and stock option plan and 3) increase in consultancy expenses of $ 282,366 as compared to the same period of the prior year.

Depreciation and amortization increased by $29,345 or 11% as compared to the corresponding period to the prior year. This is mainly due to the increase in asset as compared to the same period of the prior year.

The income tax was provided at 15% of income before tax at the level of the operating entity in China. However, since there were other operating expenses incurred in the holding company level as well as AOBOHK and these expenses could not enjoy tax benefits in China, the income tax rate provided for the Company was higher than 15% and reached 19%.

Our net income increased by $308,520 to a net income of $2,767,788 from a net income of $2,459,268.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of June 30, 2004 we had a cash balance of $4,922,240 and a working capital surplus of $13,084,119. This compares with a cash balance of $5,366,857 and a working capital surplus of $10,638,558 at December 31, 2003.

Cash flow generated from our existing operations will be sufficient to fund our working capital needs of the Company for the next twelve months. We have strong cash inflow streams attributable from our profit from operations and we do not anticipate any material liquidity issues in the near future.

We have no intention to fund up any of our future merger and acquisition plan through our internal source of capital should such expenditure impair our existing level of liquidity or affect our normal business operations.

NEW ACCOUNTING PRONOUNCEMENT
----------------------------

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluating of SAB 105, but does not anticipate a material impact on the consolidated financial statements.

ITEM 3.  CONTROL AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

At of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Executive Vice President and Secretary and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective under Rule 13a-15.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Subsequent to the signing of the Amendment to the Investment Agreement, we filed two separate Form SB-2 Registration Statements under the Securities Act of 1933 on December 30, 2003 and December 31, 2003 to cover, respectively, 3,948,000 and 180,000 shares underlying the warrants.

On April 14, 2004, we filed with the Commission a request to withdraw the September 18, 2003 registration statement, for reasons specified in that request.

On June 3, 2004, the Company signed Amendment No. 2 to Investment Agreement, of which the Company and the Investors agreed to amend the following:

         1.       Extend the terms of the Investment Agreement to January 31,
                  2005
         2.       Removal of minimum drawdown requirement of $750,000
         3. The Investors agreed to waive all the registration rights (as stipulated in the Registration Agreement entered into together with the Investment Agreement) relating to the warrants issued to the Investors in connection with execution of the Investment Agreement.

The Company cancelled all the warrants purchased back and therefore, there were no warrants outstanding at June 30, 2004. At June 30, 2004, the Company did not pay up the $25,000 for cancellation of warrants and as a result, the Company recorded additional expenses of $25,000 and an additional accrued liability of $25,000.

The Company has immediately cancelled all the warrants purchased back and therefore, all the above warrants were ceased to be outstanding.

As of June 30, 2004 and as of the date of this report, none of the registration statements was announced effective and no additional shares of Common Stock were issued under the Registration Agreement.

On April 7, 2004, the Company issued 206,000 shares of restricted stocks to Focus Partners, LLP. The issuance of shares was related to the Company's service contract with Focus Partners, LLC to appoint them to provide investor relations services to the Company during 2002. In the contract, the Company agrees to issue them restricted stocks as part of the compensation of their services. Their service was terminated in early 2003 however, there was a dispute on the quality of services. The Company did not pay and Focus Partners had no requested the Company to pay the stock and therefore the Company considered the chance of issuing the stock remote in 2003 and therefore did not accrue any expense at December 31, 2003.

In early 2004, the Company reached a settlement with Focus Partners, LLC and 206,000 shares of restricted stock were issued in April 2004. These stocks which are restricted under the Securities Act of 1933, and such shares bear a legend under rule 144 of the Act and bear a restrictive legend or other restrictions on transfer or resale.

The service agreement provided that the shares of common stock were to be issued at the end of each month during the service period. The 206,000 shares of restricted stock issued to Focus Partners, LLC were therefore valued based on the average of the closing share prices of the common stock of the end of each month during the service period. The total value of the shares was $97,210.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Employment agreements
---------------------

In March 2004 we entered into employment agreements with our top executive officers and directors to secure their commitment to continued service to AOBO. All employment agreements were commenced on October 1, 2003. The compensation and warrants issued to respective officers and directors from the commencement of the employment agreements up till this quarter were as follows:

Employment contract with Chief Executive Officer, Shujun Liu
------------------------------------------------------------

The Company shall pay Shujun Liu $150,000 in cash per annum plus $12,500 value of stock option per quarter. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00. In the last quarter of 2003 and first quarter of 2004, the Company has issued 7,576 and 9,259 shares of stock options, respectively, to Shujun Liu. However, in the second quarter of 2004, no cash compensation has been paid and no stock option has been issued.

Employment contract with Acting Chief Financial Officer, Yanchun Li
-------------------------------------------------------------------

The Company shall pay Yanchun Li $90,000 in cash per annum plus $7,500 value of stock option per quarter. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00. In the last quarter of 2003 and first quarter of 2004, the Company has issued 4,545 and 5,556 shares of stock options, respectively, to Yanchun Li. However, in the second quarter of 2004, no cash compensation has been paid and no stock option has been issued.

Employment contract with Director, Jun Min
------------------------------------------

The Company shall pay Jun Min $70,000 in cash per annum plus $7,500 value of stock option per quarter. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00. In the last quarter of 2003 and first quarter of 2004, the Company has issued 4,545 and 5,556 shares of stock options, respectively, to Jun Min. However, in the second quarter of 2004, no cash compensation has been paid and no stock option has been issued.

Employment contract with Director, Binsheng Li
----------------------------------------------

The Company shall pay Binsheng Li $57,000 in cash per annum plus $4,500 value of stock option per quarter. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00. In the last quarter of 2003 and first quarter of 2004, the Company has issued 2,727 and 3,333 shares of stock options, respectively, to Binsheng Li. However, in the second quarter of 2004, no cash compensation has been paid and no stock option has been issued.

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

Legal action to cease illegal listing on Germany Stock Exchange
---------------------------------------------------------------

On July 7, 2004, Company has, through the legal counsel of the Company, requested an immediate cessation of the trading and quotation of its shares of common stock or any other securities listed in Germany under the symbol of AOBO.DE, AOBO.F and AOBO.BE. Such trading or quotation appeared to have developed sporadically on several Germany exchanges including the Berlin and Frankfurt Stock Exchanges, as the Company has never been approached by any party in connection with the same, and has never given any consent or applied for its securities to be listed on any exchanges in Germany. As of the date of this report, the Company has already ceased to be listed on any Germany exchanges under the symbol of AOBO.DE, AOBO.F and AOBO.BE.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

Current report on Form 8-K filed with the SEC on June 9, 2004: In this report we disclosed that on May 26, 2004, we signed a letter of intent to acquire Heilongjiang Songhuajiang Pharmaceutical Limited, a Chinese state-owned pharmaceutical company, subject to a number of conditions described in that report.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/S/ SHUJUN LIU
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 16, 2004

/S/ YANCHUN LI
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: August 16, 2004