Form 10QSB
period 2004-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2004-11-15
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock          Outstanding as of November 11, 2004
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                              1,000,000
Common Stock, $0.001 par value                                33,631,827

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

Item 2. Management Discussions & Analysis of Financial Condition and Results of Operations.
Item  3. Controls and Procedures.

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings.
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Item  3.     Defaults Upon Senior Securities.
Item  4.     Submission of Matters to a Vote of Security Holders.
Item  5.     Other Information.
Item  6.     Exhibits


                                        PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                            AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       2004              2003
                                                                    ------------     ------------
                                                                     UNAUDITED
CURRENT ASSETS
  Cash and cash equivalents                                         $ 2,214,039      $ 5,366,857
  Trade receivable, net                                               3,533,872        3,112,998
  Other receivable                                                      425,511          143,809
  Inventories                                                         4,495,426        2,546,810
  Prepayments for goods                                                 321,081          868,458
  Advances to employees                                                 123,283           55,116
  Deferred taxes                                                         78,439           78,439
  Deferred merger costs                                                   8,335           33,334
  Deferred consulting expenses                                        1,937,243        1,569,442

                                                                    ------------     ------------
  TOTAL CURRENT ASSETS                                               13,137,229       13,775,263
                                                                    ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                    6,903,876        7,264,822

DEPOSIT FOR MACHINERY                                                   388,898               --

DEPOSIT FOR LEASEHOLD IMPROVEMENT                                       386,000               --

DEPOSIT FOR ACQUISITION                                               7,228,916               --

OTHER ASSETS, NET                                                       566,446          632,531

                                                                    ------------     ------------
TOTAL ASSET                                                         $28,611,365      $21,672,616
                                                                    ============     ============

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $ 1,497,581      $ 1,253,826
  Prepayments for materials                                             231,998           76,593
  Bank loans                                                          1,445,783        1,445,783
  Taxes payable                                                         444,365          310,480
  Obligation under finance leases within one year                         7,069            6,780
  Payable to related party                                               92,426           43,243

                                                                    ------------     ------------
  TOTAL CURRENT LIABILITIES                                           3,719,222        3,136,705
                                                                    ------------     ------------

LONG-TERM LIABILITIES
  Obligation under finance leases                                        21,638           25,449
                                                                    ------------     ------------

TOTAL LIABILITIES                                                     3,740,860        3,162,154
                                                                    ------------     ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 2,000,000 shares
  authorized; 1,000,000 shares issued or outstanding
  at September 30, 2004 and December 31,2003 respectively                 1,000            1,000

  Common stock, $0.001 par value, 60,000,000 shares
  authorized: 33,631,827 and 32,931,827 shares and outstanding
  at September 30, 2004 and December 31, 2003, respectively              33,632           32,726

  Additional paid-in capital                                         11,399,038       10,048,734
  Retained earnings
    Restricted portion                                                  534,177          534,177
    Unrestricted portion                                             12,902,658        7,893,825

                                                                    ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                                           24,870,505       18,510,462
                                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $28,611,365      $21,672,616
                                                                    ============     ============


                    See accompanying notes for condensed consolidated financial statements


                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)


                                                      3 months ended Sept.30,               9 months ended Sept.30,
                                                      2004               2003               2004               2003
                                                      ----               ----               ----               ----
SALES                                              $  7,372,555       $  5,426,568       $ 19,283,134       $ 14,802,208

COST OF SALES                                         2,436,157          1,956,309          6,098,743          5,509,981

                                                   -------------      -------------      -------------      -------------
GROSS PROFIT                                          4,936,398          3,470,259         13,184,391          9,292,227

SELLING AND ADMINISTRATIVE EXPENSE                      508,477            440,322          1,537,631          1,144,636

ADVERTISING                                             728,802            420,987          2,336,006          1,593,682

GENERAL AND ADMINISTRATIVE EXPENSES                     892,701            882,504          2,757,745          1,655,667

MERGER COSTS                                              8,333              8,333             24,999             24,999

DEPRECIATION AND AMORTIZATION                           145,619            134,580            436,674            396,290

                                                   -------------      -------------      -------------      -------------
INCOME FROM OPERATIONS                                2,652,466          1,583,533          6,091,336          4,476,953

INTEREST, NET                                           (23,694)            (3,554)           (71,485)           (50,261)

OTHER INCOME / (EXPENSES)                                56,634               (679)            83,376             79,473

                                                   -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                            2,685,406          1,579,300          6,103,227          4,506,165

INCOME TAXES                                            444,361            335,645          1,094,394            803,242

                                                   -------------      -------------      -------------      -------------
NET INCOME                                         $  2,241,045       $  1,243,655       $  5,008,833       $  3,702,923
                                                   =============      =============      =============      =============

NET INCOME PER SHARE
    BASIC                                          $       0.07       $       0.04       $       0.15       $       0.13
    DILUTED                                        $       0.07       $       0.04       $       0.15       $       0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                            33,570,957         31,625,827         33,073,499         27,762,034
    DILUTED                                          33,594,477         33,237,240         33,097,224         28,777,621


                         See accompanying notes for condensed consolidated financial statements

                               AMERICAN ORIENTAL BIOENGINEERING, INC.
                                          AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                   9 months ended Sept.30,
                                                                   2004              2003
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVIES:
          Net income                                           $ 5,008,833       $ 3,702,923
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation and amortization                            436,674           396,290
          Stock option compensation expenses                        64,000                --
          Deferred merger cost                                      24,999            24,999
          Buy back of warrants                                      25,000                --
          Common stock for services                              1,287,210                --
          Deferred consulting expenses                            (367,801)          225,000
          Stock warrants issued                                         --           555,000
          Changes in operating assets and liabilities:
               Inventories                                      (1,948,616)       (2,911,535)
               Trade receivables                                  (420,874)       (1,242,791)
               Other receivable                                   (281,702)          (26,042)
               Prepayments for goods                               547,377          (179,062)
               Due from related parties                                 --           265,961
               Advances to employee                                (68,167)               --
               Trade payables and accrued expenses                 218,755           476,682
               Prepayments for materials                           155,405            60,046
               Payable to related party                             49,183          (175,093)
               Income taxes payable                                133,885           344,334
                                                               ------------      ------------
Net cash provided by operating activities                        4,864,161         1,516,712
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of fixed assets                                  (9,643)          (69,380)
          Deposit for machinery                                   (388,898)               --
          Deposit for leasehold improvement                       (386,000)               --
          Deposit for acquisition                               (7,228,916)               --
                                                               ------------      ------------
Net cash uesd in investing activities                           (8,013,457)          (69,380)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of finance leases                               (3,522)               --
          Proceeds from bank loan                                  481,928                --
          Repayment of bank loan                                  (481,928)               --
                                                               ------------      ------------
Net cash used in financing activities                               (3,522)               --
                                                               ------------      ------------

NET (DECREASE) INCREASE IN CASH                                 (3,152,818)        1,447,332
  AND CASH EQUIVALENTS
          Cash and cash equivalents, beginning of period         5,366,857         2,816,723
                                                               ------------      ------------

          Cash and cash equivalents, end of period             $ 2,214,039       $ 4,264,055
                                                               ============      ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
             1 Interest paid                                   $    71,485       $    50,261
                                                               ============      ============
             2 Taxes paid                                      $   313,172       $   344,334
                                                               ============      ============
             3 Issued 1,000,000 preferred shares and 20,284,810 common shares in
               February 2003 valued at $3,285,856 for the assets acquisition.
             4 Issued 200,600 common shares in April 2004 valued at $97,210 for services performed.
             5 Issued 700,000 common shares in July 2004 valued at $1,189,300 for services performed.

                    See accompanying notes for condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

On April 16, 2004, the Company formed a subsidiary registered in Hong Kong, American Oriental Bioengineering (H.K.) Limited ("AOBOHK") to be wholly owned by Bestkey International Limited, a 100% subsidiary of the Company. The new subsidiary commenced operations in May 2004 and currently employs four individuals. This new subsidiary performs business development, sales and marketing and logistics services exclusively for the Company in Hong Kong and Asia.

On May 26, 2004, the Company signed a legally binding letter of intent to acquire Heilongjiang Songhuajiang Pharmaceutical Limited ("HSPL"), a Chinese state-owned pharmaceutical company. The letter of intent provides that the Company has the right to acquire all or part of the equity ownership in HSPL for a period of 90 days following the date of the execution of the letter of intent, subject to signing an acquisition agreement. The acquisition of HSPL can be completed only when the definitive acquisition agreement are signed by both parties and all the criteria are being met to the satisfaction of the board of directors of the Company. According to information provided by HSPL, which the Company has not verified, it has over 50 years of operations and is a well-known Chinese state-owned pharmaceutical company located in Heilongjiang province. It has approximately 500 employees and an in-house research and development team. All of HSPL's manufacturing facilities have been certified by the Chinese Government according to the GMP (Good Manufacturing Practices) standards. In addition, HSPL has an extensive line of antiviral products with more than 70 types of medicines, with delivery methods covering intravenous injection, tablet, capsule, powder, granule, and oral liquid. HSPL's flagship product, Shuanghuangliang Lyophilize Powder Injection, which is a product aimed at administering one of the traditional antiviral Chinese herbs to patients through intravenous injection. This product had some effect in fighting the SARS virus during the spring of 2003.

On September 8, 2004, the Company signed the Purchase Agreement relating to the acquisition of HSPL. The Company paid a deposit to acquire 100% equity ownership of HSPL consisted of the cash purchase price of $7,229,000 and the Company will assume of HSPL's liabilities, including without limitation its existing bank loan with the outstanding balance of approximately $3,614,000. As a result of this transaction, AOBO will acquire all manufacturing assets, facilities, equipment, land and land use rights, raw material, inventories, intellectual properties and technical talents of HSPL.

The closing procedures are expected to be completed within forty five (45) days after the signing of the Purchase Agreement.

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

In June 2004, employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. In quarters ending September 30 and June 30, 2004, the closing stock price on September 30, 2004 and June 30, 2004 was $1.35 and $1.75, respectively. According to the employment agreements as amended, no options were granted to the employees for those two respective quarters.

In the quarter ending March 31, 2004, the Company granted 23,704 stock options (which an exercise price of $2.00 per share, expire March 31, 2009 and vest immediately) to the directors covered by the stock option plan of the Company in accordance with the executive employee employment agreements the Company concluded with them. For the three months ended March 31, 2004, the Company recognized $32,000 of compensation expense for the difference between the closing market price of the Company's common stock on March 31, 2004 and the exercise price of $2.00.

There were no stock options granted to employees in 2003. The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

                                                         Nine months ended
                                                        September 30, 2004
                                                        -------------------

Net income as reported                                          $5,008,833
Pro forma net income                                            $4,981,337

Income per share as reported                                         $0.15
Pro forma income per share                                           $0.15

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

NOTE 5 - EARNINGS PER SHARE

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

Basic and diluted earnings per share are calculated as follows:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                               2004             2003
                                                           -----------      -----------
Earnings:
   Net income                                              $ 5,008,833      $ 3,702,923
   Dividend                                                         --               --
                                                           -----------      -----------
Income applicable to common shareholders                   $ 5,008,833      $ 3,702,923
                                                           ===========      ===========

Basic:
Income applicable to common shareholders                   $ 5,008,833      $ 3,702,923
Weighted average shares outstanding during the period       33,073,499       27,762,034
                                                           -----------      -----------
   Basic earnings per share                                $      0.15      $      0.13
                                                           ===========      ===========

Diluted:
Income applicable to common shareholders                   $ 5,008,833      $ 3,702,923
Weighted average shares outstanding during the period               --       27,762,034
Effect of dilutive securities:
   Stock options                                                    --               --
   Warrants                                                     23,725        1,015,587
                                                           -----------      -----------
Diluted weighted common shares outstanding                  33,097,224       28,777,621
                                                           ===========      ===========

   Diluted earning per share                               $      0.15      $      0.13
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

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material effect on the consolidated financial statements.

NOTE 9 - NOTE RECEIVABLE

On March 1, 2004, the Company loaned to Heilongjiang Songhuajiang Pharmaceutical Limited ("HSPL") (an unrelated third party to the Company as of March 1, 2004) $2,409,639. The loan was initially due in August 2004 and bore interest at the prevailing best lending rate of the Bank of China on the first bank day of each month. HSPL pledged a patent as security for the loan. On September 1, 2004, at the request of HSPL, the Company extended the terms of borrowing for another 6 months.

On September 8, 2004, the Company signed the Purchase Agreement relating to the acquisition of HSPL. The loan to HSPL, upon the request of HSPL, was transferred to become part of the payment for the purchase price of the acquisition. As a result, the Company has ceased to accrue interest income on the note receivable after September 8, 2004 and starting from September 9, 2004, there was no more outstanding note receivable reflected in the accounting records of the Company. See also Note 2.

NOTE 10 - INCOME TAXES

Income taxes are provided on Harbin Three Happiness Bioengineering Limited in accordance with taxation principles currently effective in the People's Republic of China as it relates to the Company.

NOTE 11 - INVESTMENT AGREEMENTS AND WARRANTS

On July 22, 2003, the Company filed a Form 8-K current report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). On September 18, 2003, in conjunction with the Investment Agreement, the Company filed with the Securities and Exchange Commission (the "Commission") a Form SB-2 registration statement under the Securities Act of 1933 ("Registration Statement") to register the common stock and the warrants associated with the Investment Agreement and on April 14, 2004, the Company filed with the Commission a request to withdraw the September 18, 2003 registration statement, for reasons specified in that request. On December 30, 2003 and December 31, 2003 the Company filed separate registration statements also in connection with the Investment Agreement, as amended as of December 5, 2003, which have not become effective as of the end of the period covered by this quarterly report.

On June 3, 2004, the Company has signed Amendment No. 2 to the Investment Agreement, in which the Company and the Investors agreed to the following:

1.    Extension of the terms of the Investment Agreement to January 31, 2005
2.    Removal of minimum drawdown requirement of $750,000
3. The Investors agreed to waive all the registration rights (as previously provided for in the Registration Agreement associated with the Investment Agreement) relating to the warrants issued to the Investor in connection with execution of the Investment Agreement.

Furthermore, on June 30, 2004, the Company paid $25,000 to purchase back from unrelated third parties, as transferees of the Investors and/or FirsTrust Group, the warrants that were issued to the Investors and FirsTrust Group (the placement agent) in connection with the execution of the Investment Agreement and all subsequent Amendments to Investment Agreement.


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

The Company cancelled all the warrants purchased back and therefore, there were no warrants outstanding at September 30, 2004. As of September 30, 2004, the Company had not yet paid the $25,000 for the cancellation of warrants and such amount is included in accrued expenses at September 30, 2004.

NOTE 12 - SHAREHOLDERS' EQUITY

On April 7, 2004, the Company issued 206,000 shares of its restricted common stock to Focus Partners, LLP for them to provide investor relations services to the Company during 2002. Their services were terminated in early 2003 because of a dispute between the parties over the quality of the services. In early 2004, the Company reached a settlement with Focus Partners, LLC and 206,000 shares of restricted stock were issued in April 2004. The stock is restricted under the Securities Act of 1933, and such shares bear a legend under rule 144 of the Act and bear a restrictive legend or other restrictions on transfer or resale. The service agreement provided that the shares of common stock were to be issued at the end of each month during the service period. The 206,000 shares of restricted stock issued to Focus Partners, LLC were therefore valued based on the average of the closing share prices of the common stock at the end of each month during the service period. The total value of the shares was $97,210.

NOTE 13 - SUBSEQUENT EVENTS

On September 8, 2004, the Company signed a Purchase Agreement relating to the acquisition of HSPL, in connection with the legally binding letter of intent signed between the Company and HSPL on May 26, 2004. The Company's total consideration to acquire 100% equity ownership of HSPL consists of cash of $7,229,000 and the assumption of HSPL's liabilities, including without limitation its existing bank loan with the outstanding balance of approximately $3,614,000. As a result of this transaction, AOBO will acquire all manufacturing assets, facilities, equipment, land and land use rights, raw material, inventories, intellectual properties and technical talents of HSPL. As of September 30, 2004, the Company paid a deposit of $7,228,916 to HSPL for the acquisition.

The closing procedures are expected to be completed within forty five (45) days after the signing of the Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

As used in this report, the "Company", "we", "our", "us" and "AOBO" refer to American Oriental Bioengineering, Inc., a Nevada corporation.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO
----------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------

For the quarter ended September 30, 2004 revenues increased by $1,945,987 or 36% to $7,372,555 from $5,426,568 as compared to the corresponding period of the prior year. This increase is attributed primarily to the increase in sales volume of all of our existing product lines including soybean protein peptide, health food products and medical products.

Cost of sales increased by $479,848 or 25% to $2,436,157 from $1,956,309 for the three months ended September 30, 2004, as compared to the corresponding period of the prior year. This increase resulted from the increased product costs incurred as associated with increase in sales of all existing product lines including soybean protein peptide, health food products and medical products.

The gross profit margin has improved from 64% to 67%. This was mainly due to a decrease in the raw material usage rate as a result of more effective application of raw materials compared to the same period in 2003. The waste of raw material was lower in 2004 for protein peptide products as the workers better utilized the raw material.

Selling and administrative expenses increased by $68,155 or 15% to $508,477 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing in order to sustain the increase of 36% in sales revenues for the quarter ending September 30, 2004 as compared to the same quarter of last year.

Advertising expenses increased by $307,815 or 73% to $728,802 as compared to the corresponding period of the prior year. This increase is attributed to increased advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled the increase in revenue in the current quarter ended September 30, 2004 as compared to September 30, 2003.

General and administrative expenses increased by $10,197 or 1% to $892,701 as compared to the corresponding period of the prior year. This increase is attributed to: (1) decrease in expenses of $130,986; and (2) increase in consultancy expenses of $141,183 as compared to the same period of the prior year.

Depreciation and amortization increased by $11,039 or 8% as compared to the corresponding period to the prior year. This is the result of purchases of new assets.

The income tax was provided at 15% of income before tax at the level of the operating entity in China. However, since there were other operating expenses incurred at the holding company level as well as AOBOHK and these expenses could not enjoy tax benefits in China, the income tax rate provided for the Company was higher than 15% and reached 17%.

Our net income increased by $997,386 to a net income of $2,241,041 from a net income of $1,243,655.

RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE
-------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------

For the nine months ended September 30, 2004 revenues increased by $4,480,926 or 30% to $19,283,134 from $14,802,208 as compared to the corresponding period of the prior year. This increase is attributed primarily to the increase in sales volume of all of our existing product lines including soybean protein peptide, health food products and medical products.

Cost of sales increased by $588,762 or 11% to $6,098,743 from $5,509,981 for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year. This increase resulted from the increased product costs incurred as associated with increase in sales of all existing product lines including soybean protein peptide, health food products and medical products.

The gross profit margin has improved from 63% to 68%. This was mainly due to a decrease in the raw material usage rate as a result of more effective application of raw materials compared to the same period in 2003. The waste of raw material was lower in 2004 for protein peptide products as the workers better utilized the raw material.

Selling and administrative expenses increased by $392,995 or 34% to $1,537,631 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased selling and marketing as compared to the same period of the prior year.

Advertising expenses increased by $742,324 or 47% to $2,336,006 as compared to the corresponding period of the prior year. This increase is attributed to increase in advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled the increase in revenue.

General and administrative expenses increased by $1,102,078 or 67% to $2,757,745 as compared to the corresponding period of the prior year. This is mainly due to
(1) increase in activity level as a result of sales expansion of existing products of $463,029; (2) expenses of $215,500 associated with the Company's entering into new employment agreements with its directors and executive officers, as well as adopting a stock option plan; and (3) increase in consultancy expenses of $ 423,549 as compared to the same period of the prior year.

Depreciation and amortization increased by $40,384 or 10% as compared to the corresponding period to the prior year. This is mainly due to the increase in assets as compared to the same period of the prior year.

The income tax was provided at 15% of income before tax at the level of the operating entity in China. However, since there were other operating expenses incurred at the holding company level as well as AOBOHK and these expenses could not enjoy tax benefits in China, the income tax rate provided for the Company was higher than 15% and reached 18%.

Our net income increased by $1,305,906 to a net income of $5,008,829 from a net income of $3,702,923.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of September 30, 2004 we had a cash balance of $2,214,039 and a working capital surplus of $9,418,007. This compares with a cash balance of $5,366,857 and a working capital surplus of $10,638,558 at December 31, 2003.

We believe that cash flow generated from our existing operations will be sufficient to fund our working capital needs of the Company for the next twelve months. We have cash inflow streams attributable to our profit from operations and we do not anticipate any material liquidity issues in the near future.

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

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the consolidated financial statements.

ITEM 3.  CONTROL AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On July 9, 2004, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to register a total of 700,000 shares of common stock of the Company as compensation that related to the nine consulting agreements entered between the Company and several individuals effective July 1, 2004. A summary of the agreements is as follows:

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

ITEM 5 - OTHER INFORMATION

Employment agreements
---------------------

In March 2004 we entered into employment agreements with our top executive officers and directors to secure their commitment to continued service to AOBO. All employment agreements have the effective date of October 1, 2003. The compensation and warrants issued to respective officers and directors during the period beginning on October 1, 2003 through the end of the period covered by this quarterly report were as follows:

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

For the current quarter of 2004, no stock option has been issued.

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

For the current quarter of 2004, no stock option has been issued.

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

For the current quarter of 2004, no stock option has been issued.

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

For the current quarter of 2004, no stock option has been issued.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form
10-QSB:

Exhibit No.                         Description
-----------                         -----------

3.1.1 Certificate of Amendment to Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference to the Report on Form 10-KSB of American Oriental Bioengineering, Inc. (Commission File No. 0-29015), filed with the Commission on April 15, 2004).

3.1.2 Certificate of Correction to Amended Articles of Incorporation, dated October 19, 2004.

3.1.3 Certificate of Correction to Amended Articles of Incorporation, dated November 12, 2004.

3.1.4 Certificate of Correction to Amended Articles of Incorporation, dated November 12, 2004.

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



AMERICAN ORIENTAL BIOENGINEERING, INC.



/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 15, 2004



---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: November ___, 2004