Form 10QSB/A
period 2004-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2004-11-16
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1


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


  Common stock, $0.001 par value, 60,000,000 shares
  authorized: 33,631,827 and 32,725,827 shares and outstanding
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
                                                                    ============     ============

                    See accompanying notes to condensed consolidated financial statements



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


                         See accompanying notes to condensed consolidated financial statements

                                                          F-2


                               AMERICAN ORIENTAL BIOENGINEERING, INC.
                                          AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                   9 months ended Sept.30,
                                                                   2004              2003
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVIES:
          Net income                                           $ 5,008,833       $ 3,702,923
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation and amortization                            436,674           396,290
          Stock option compensation expenses                        64,000                --
          Deferred merger cost                                      24,999            24,999
          Buy back of warrants                                      25,000                --
          Common stock for services                              1,287,210                --

          Amortization of deferred consulting                      691,299           225,000
          Common stock issued for deferred consulting           (1,059,100)               --

          Stock warrants issued                                         --           555,000
          Changes in operating assets and liabilities:
               Inventories                                      (1,948,616)       (2,911,535)
               Trade receivables                                  (420,874)       (1,242,791)
               Other receivable                                   (281,702)          (26,042)
               Prepayments for goods                               547,377          (179,062)
               Due from related parties                                 --           265,961
               Advances to employee                                (68,167)               --
               Trade payables and accrued expenses                 218,755           476,682
               Prepayments for materials                           155,405            60,046
               Payable to related party                             49,183          (175,093)
               Income taxes payable                                133,885           344,334
                                                               ------------      ------------
Net cash provided by operating activities                        4,864,161         1,516,712
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of fixed assets                                  (9,643)          (69,380)
          Deposit for machinery                                   (388,898)               --
          Deposit for leasehold improvement                       (386,000)               --
          Deposit for acquisition                               (7,228,916)               --
                                                               ------------      ------------
Net cash uesd in investing activities                           (8,013,457)          (69,380)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of finance leases                               (3,522)               --
          Proceeds from bank loan                                  481,928                --
          Repayment of bank loan                                  (481,928)               --
                                                               ------------      ------------
Net cash used in financing activities                               (3,522)               --
                                                               ------------      ------------

NET (DECREASE) INCREASE IN CASH                                 (3,152,818)        1,447,332
  AND CASH EQUIVALENTS
          Cash and cash equivalents, beginning of period         5,366,857         2,816,723
                                                               ------------      ------------

          Cash and cash equivalents, end of period             $ 2,214,039       $ 4,264,055
                                                               ============      ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
             1 Interest paid                                   $    71,485       $    50,261
                                                               ============      ============
             2 Taxes paid                                      $   313,172       $   344,334
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


                See accompanying notes to condensed consolidated financial statements

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


On September 8, 2004, the Company signed the Purchase Agreement relating to the acquisition of HSPL. The Company paid a deposit to acquire 100% equity ownership of HSPL of $7,229,000 and the Company will assume of HSPL's liabilities, including without limitation its existing bank loan with the outstanding balance of approximately $3,614,000. As a result of this transaction, AOBO will acquire all manufacturing assets, facilities, equipment, land and land use rights, raw material, inventories, intellectual properties and technical talents of HSPL.


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


On September 8, 2004, the Company signed the Purchase Agreement relating to the acquisition of HSPL. The loan to HSPL, upon the request of HSPL, was transferred to become part of the payment for the purchase price of the acquisition. As a result, the Company has ceased to accrue interest income on the note receivable after September 8, 2004 and starting from September 9, 2004, there was no more outstanding note receivable reflected in the accounting records of the Company. Also see Note 2.

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


On July 9, 2004, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to register a total of 700,000 shares of common stock of the Company as compensation that related to the nine consulting agreements entered between the Company and individuals effective July 1, 2004. All the individuals are unrelated and non - affiliate third parties. The associated cost of the stocks issued was valued at $1.70 per share, representing the closing price of the Company's common stock on the agreement date, and is being amortized over the terms of each respective consulting agreement. The value of a total of 112,000 shares is being amortized over one year and the value of 588,000 shares is being amortized over 3 years. For the nine months ended September 30, 2004, the Company recorded consulting expense of $130,900 and deferred consulting expense of $1,059,100 at September 30, 2004.



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

The income tax was provided at 15% of income before tax at the level of the operating entity in China. However, since there were other operating expenses incurred at the holding company level as well as AOBOHK and these expenses could not enjoy tax benefits in China, the income tax rate provided for the Company was higher than 15% and reached 17%. %. Compared to the last year of the same quarter, the income tax provided has decreased from 21% to 17%, reason being for the quarter ending September 30, 2003, there was a one time provision of expenses for warrants granted out for the quarter and thus increased the effective income tax provision to 21%.


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

Agreement 1:
------------


The individual will engage in evaluating the technical aspects of the Company's Hong Kong regional office and other subsidiaries of the Company. The Company issued 120,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $204,000. The Company amortizes the expense over the term of the consulting agreement of 3 years.

Agreement 2:
------------


The individual will engage in evaluating the marketing and sales channeling of the Hong Kong regional office and other subsidiaries of the Company. The Company issued 153,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $260,100. The Company amortizes the expense over the term of the consulting agreement of 3 years.


Agreement 3:
------------


The individual will engage in assisting the Company in negotiating with the government regulators, and working with the management to facilitate the development of the Hong Kong regional office and other subsidiaries of the Company. The Company issued 120,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $204,000. The Company amortizes the expense over the term of the consulting agreement of 3 years.

Agreement 4:
------------

The individual will engage in reviewing and improving the internal control system of the Hong Kong regional office and other subsidiaries of the Company. The Company issued 85,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $144,500. The Company amortizes the expense over the term of the consulting agreement of 1 year.

Agreement 5:
------------

The individual will engage in reviewing, redesigning and implementing the websites (including back end back ups) of various entities, as may be specified by the Company. The Company issued 30,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $51,000. The Company amortizes the expense over the term of the consulting agreement of 3 year.

Agreement 6:
------------

The individual will engage in completing the Company's growth strategy in China by reviewing, redesigning and implement the product mix and product line strategies of the Company and marketing of those products in new geographic areas inside China. The Company issued 115,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $195,500. The Company amortizes the expense over the term of the consulting agreement of 3 year.

Agreement 7:
------------

The individual will engage in providing administrative support and documentation in relation to the Hong Kong regional office and other subsidiaries of the Company. The Company issued 5,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $8,500. The Company amortizes the expense over the term of the consulting agreement of 1 year.

Agreement 8:
------------


The individual will engage in completing the Company's growth strategy in the U.S. by providing general corporate advice on the strategies and directions of potential growth of the Company. The Company issued 50,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $85,000. The Company amortizes the expense over the term of the consulting agreement of 3 year.

Agreement 9:
------------

The individual will engage in completing work on the finance and reporting issues of the Company's Hong Kong regional office and other subsidiaries. The Company issued 22,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.70 per share) for a total value of $37,400. The Company amortizes the expense over the term of the consulting agreement of 1 year.


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