Form 10KSB
period 2004-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-08
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB
(MARK ONE)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 0-29015

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                                 --------------
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

         Yes [X]       No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $31,966,927.

The aggregate market value of the registrant's common stock held by non-affiliates as of March 30, 2004 was $28,201,096.

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity                 Number of Shares Outstanding as of
Securities                                    December 31, 2004
---------------------------------             ----------------------------------
Common Stock, $0.001 par value                39,746,827
Preferred Stock, $0.001 par value              1,000,000

Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

                                           TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.

         ITEM 1.      Description of Business...................................................... 1
         ITEM 2.      Description Of Properties.................................................... 9
         ITEM 3.      Legal Proceeding............................................................. 9
         ITEM 4.      Submission Of Matters To A Vote Of Security Holders.......................... 9

PART II.

         ITEM 5.      Market For Common Equity and Related Stockholder Matters.....................10
         ITEM 6.      Management Discussion and Analysis...........................................16
         ITEM 7.      Financial Statements.........................................................28
         ITEM 8.      Changes In And Disagreements With Accountants On Accounting And
                      Financial Disclosures........................................................28
         ITEM 8A.     Controls and Procedures......................................................28

PART III.

         ITEM 9.      Directors, Executive Officers, Promoters And Control Persons,
                      Compliance With Section 16(a) Of The Exchange Act............................29
         ITEM 10.     Executive Compensation.......................................................31
         ITEM 11.     Security Ownership of Certain Beneficial Owners and Management...............33
         ITEM 12.     Certain Relationships and Related Transaction................................33
         ITEM 13.     Exhibits and Reports on Form 8k..............................................34
         ITEM 14.     Principal Accounting Fees and Services.......................................34


                                                  i

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

         Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.3 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

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

         Through our subsidiary, Harbin Bioengineering, we have become and are presently engaged in the development and production of bioengineered products and traditional Chinese medicinal products. Due to its technology and market competitiveness, we believe that our company is well-positioned to take advantage of the increasing demand for traditional Chinese medicinal products, as well as significant opportunities for its newly developed bioengineered products. We have become a leading developer and producer of bioengineered products, as well as traditional Chinese medicinal products in China. Since its establishment, Harbin Bioengineering has focused on new product research that combines modern bio-technology and traditional Chinese medicinal technology and has developed a series of biotech products marketed in China. That research provides a business foundation for our development in biotech industry subsequent to our acquisition of Harbin Engineering.

         On October 15, 2002, the Company filed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 the acquisition of a soybean protein peptide biochemical engineering project ("Project") of which the transaction was closed in February, 2003. The Project covers derivatives and extractions of soybean protein peptides, substances derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein that can be absorbed by the body. In addition to absorbing soybean peptide directly in the form of various tablets or powders, soybean peptide can also be used as an additive in various foods and beverages including milk, tea and coffee. By acquiring the Project, the Company acquired ownership of the properties associated with the Project, the manufacturing plant, manufacturing equipment and environmental control equipment.

         In 2004, we focused on expanding our existing operations through acquiring a new company to merge with our operations. On October 12, 2004, we acquired Heilongjiang Songhuajiang Pharmaceutical Limited, or HSPL, a Chinese state-owned pharmaceutical company.

         With the expansion of our existing businesses and through acquisition of HSPL in 2004, our revenue increased by 53% from $20,862,709 in 2003 to $31,966,927 in 2004, and our net income increased by 69% from $4,601,846 in 2003 to $7,771,382 in 2004.

BUSINESS OVERVIEW

         Subsequent to our acquisition of Harbin Bioengineering, soybean protein peptide project and HSPL, we become a leading nutraceutical company in China focused on new product research and commercialization to combine biotechnology and traditional Chinese medicinal technologies to capture the increasing demand for traditional Chinese medicine and health supplements, both domestically and internationally.

         Headquartered in the city of Harbin, Heilongjiang Province in the Northeastern part of China, we own:

Harbin Bioengineering
---------------------

         1.       A piece of land with an area of 220,000 square feet;

         2.       A pharmaceutical manufacturing plant;

         3.       A bio-food processing manufacturing plant;

         4.       A soybean protein peptide product manufacturing plant;

         5. 28 regional sales representative offices managing 190 representative officers with 68 distributors and approximately 10,000 distribution outlets in China; and

         6.       546 employees as of December 31, 2004.

HSPL
----

         1.       A piece of land with an area of 490,000 square feet;

         2. Chinese Good Manufacturing Practice (GMP) certified manufacturing plants including pre-treatment, extraction, solid preparation and powder injection;

         3.       A GMP certified power and water supply plant; and

         4.       A GMP certified warehouse facility.

THE EMPLOYEES

         The total number of full time employee of our Company increased from 504 as of December 31, 2003 to 762 as of December 31, 2004. The increase of 51% in headcount was due to our strategic business development needs in Harbin Bioengineering and our acquisition of HSPL. For Harbin Bioengineering, we increased the number of our full time employees by 8% from 504 in 2003 to 546 by the end of 2004. For HSPL, we had 216 full-time employees by December 31, 2004.

THE PRODUCTS

         We have expanded our product mix and product coverage in 2004 due to the acquisition of HSPL. However, as for Harbin Bioengineering, we focused our efforts in consolidating our existing product lines and strengthening our soybean protein peptide product series and there has been some of the new product launched in 2004.

Harbin Bioengineering
---------------------

         Our products are divided into the following main categories:

         Health Food Product Series
         --------------------------

         Compound bio-functional    Derived from honey products, marine plants
         beverage series            and natural herbs. This product is rich in
                                    natural amino acids and vitamins. We passed inspection of the Environment Quality
                                    Management of Chinese Beverage Enterprises in December 1997.

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

         Iodine bio-functional      Compound bio-functional beverage with Iodine
         beverage series            additives to enhance its health function.

                                    Products within this category include:

                                    1.       245 ml. bottle pack with Iodine
                                             additive
                                    2.       200 ml. bottle pack with Iodine
                                             additive
                                    3.       160 ml. bottle pack with Iodine
                                             additive

         Vitamate Oral Liquid       Vitamate Oral Liquid is designed to
                                    strengthen the immune system. Vitamate's immune-boosting formula is derived from bee products, marine protein and natural herbs, which are rich in total flavone, unsaturated fatty acid, ginsenoside as well as amino acids, vitamins and minerals that are essential for the human body.

                                    Vitamate Oral Liquid can help regulate blood lipids and enhance the immune function. It can be used by healthy adults, middle-aged, elderly and convalescents.

                                    Vitamate Oral Liquid is a safe product made from all natural ingredients. It has no preservatives, no stimulants, no artificial added pigment and no added sugar.

         Chinese Herbal Medicinal Products Series
         ----------------------------------------

                  We used natural Chinese herbs as raw materials for producing these products. These products include:

         Cease enuresis soft gel    Composed of triterpeniod saponin specially
                                    formulated to help alleviate bed-wetting and urination disorder (especially at night or due to urinal incontinence).

         Root of red-rooted salvia  Composed of three kinds of Chinese herbal tablet medicinal products that are believed to improve blood circulation to remove blood stasis, so as to increase blood flow of coronary artery and relieve pain. It is mainly used for coronary ischemia and angina pectoris caused by coronary heart disease. This product is a non-prescription medicine
                                    (OTC) and is available from drugstores and hospitals in China.

         Double Ginseng Yishen      Double Ginseng Yishen Grain is useful for
         Grain                      those suffering from neurosis, vegetative
                                    nerve functional disturbance and
                                    hypo-immunity.

                                    It is a non-prescription medicine (OTC) and is sold in drugstores and hospitals in China.

         Soybean Protein Peptide Product Series
         --------------------------------------

                  In 2003 we launched the soybean protein peptide product series. Soybean peptides are derived from soybeans through a biochemical process involving cutting, decomposition, conversion and synthesis of soybean protein. Soybean peptides may be absorbed by the human body directly in the form of various tablets or powders, or as an additive in various foods and beverages including milk, tea and coffee.

         Soybean protein peptide    Soybean protein powder is a unique soybean
         powder                     milk powder product using peptide as one of
                                    the ingredients and is designed as a
                                    nutritious health drink.

         Soybean protein peptide    Soybean protein peptide coffee is coffee
         coffee                     that contains soybean protein peptide and is
                                    designed as a nutritious health drink for users.

         Soybean protein peptide    It contains more than 30% protein peptide
         tablets                    per tablet. Protein in the form of peptides
                                    may be easily absorbed by the human body.
                                    Soybean protein peptide may effectively
                                    maintain or improve protein nutrient
                                    condition of the human body.

                                    Products within this category include:
                                    1.       Bottle pack 100 tablets soybean
                                             protein peptide
                                    2.       Bottle pack 30 tablets soybean
                                             protein peptide

HSPL
----

         AOBO expanded its product mix and categories in 2004 through the acquisition of HSPL. HSPL focuses on Chinese herbal medicinal products in the form of injection powder, pills, capsules and oral liquid. The major products include the followings:

         Shuanghuanglian            It consists of chlorogenic acid and baicalin
         Injection Powder           as an effective ingredient. It is used as a
                                    direct vaccination into body for the
                                    purposes of anti-bacteria and anti-virus.

         Bone & Tendon Pill         It consists of extracts of a variety of
                                    Chinese medicinal herbs. The medicinal
                                    product is to be taken orally for the
                                    purpose of curing bone and tendon disorders.

         Pharyngitis Tablet         It consists of extracts of a variety of
                                    Chinese medicinal herbs and it is to be
                                    taken orally for pharyngitis.

         Qingrejiedu Oral Liquid    It consists of extracts of a variety of
                                    Chinese medicinal herbs and is to be taken orally to cure influenza.

         Weidakang Oral Liquid      It consists of extracts of a variety of
                                    Chinese medicinal herbs for tumor treatment and as supplementary medication for radiotherapy and chemotherapy treatments.
                                    The product is to be taken orally.


PRODUCTION FACILITIES AND EQUIPMENT

         AOBO's production facilities and equipment resources in 2004 are as follows:

Harbin Bioengineering
---------------------

         There has been no addition in new manufacturing facilities and equipment in Harbin Bioengineering except that we expanded our current production lines and production capacities in our pharmaceuticals manufacturing plant. By the end of 2004 we owned the following production facilities:

         o     220,000 square feet piece of land;

         o     A pharmaceutical manufacturing plant;

         o     A bio-food processing manufacturing plant;

         o     A soybean protein peptide product manufacturing plant;

         Harbin Bioengineering has fully automated production lines producing bioengineered health food products and soybean protein peptide products

HSPL
----

         The newly acquired HSPL owns the following production facilities:

         o        490,000 square feet piece of land;

         o GMP certified manufacturing plants including pre-treatment, extraction, solid preparation and powder injection;

         o        A GMP certified power and water supply plant; and

         o        A GMP certified warehouse facility.

DISTRIBUTION CHANNELS

         In 2004, AOBO expanded its distribution networks in China through the expansion of existing sales networks and through the acquisition of HSPL.

Harbin Bioengineering
---------------------

         During 2004, we continued to expand our sales network coverage to better penetrate all major provinces and cities in China for our existing product lines including the soybean protein peptide product, health supplement series and pharmaceutical products. We increased the number of employees in our sales and marketing teams. In addition, we have also increased our sales network during 2004. Compared to 2003, we expanded our sales networks as follows:

                                                                   2004         2003
                                                                   ----         ----
         Total number of regional representative offices              28           6
         Total number of distributors                                190          68
         Total number of self owned outlets                          521         489
         Total number of outlets owned by distributors            10,000         502

HSPL
----

         With 50 years of operating history, HSPL has developed a well established sales and distribution network throughout China. HSPL sold its medicines and injection powder products through drug stores, medicine distributors, clinics and hospitals.

COMPETITION

         We are engaged in biotechnology, a fast growing and high tech industry in which technologies change rapidly. Our company makes use of our biotechnology techniques to produce our products. Our competitive edges are derived from:

         o Our technology - We produce soybean protein peptide through biotechnology techniques and we are a leading soybean peptide provider in China;

         o Our product - We have produced the unique product with high quality technology to treat the symptom of bed-wetting, namely the Cease Enuresis Soft Gel.

         o Our modern Chinese medicinal product - Shuanghuanglian Injection Powder represents advanced technology in the area of Chinese herbal medicinal production.

         o Our mass production capability - We are one of the leading soybean protein peptide manufacturers in China that is capable of mass production of soybean protein peptide products. We can produce two kinds of soybean protein peptide with seven series of products at one time.

         We compete with various companies, many of whom are developing or can be expected to develop products similar to ours. In 2004 some of our major competitors included:

         o Cheung Kong Life Science, a listed company in Hong Kong that produces immune-boosting health drinks similar to our products.

         o Shangdong Zhongtai Pharmaceutical Co. Ltd., a Chinese company that produces various kinds of health food supplement products, including Jianpizhiyi tablets, a famous health food supplement in China.

         o Number 2 Manufacturing Plant, a subsidiary of Harbin Pharmaceutical Group, one of the top five Chinese pharmaceutical manufacturers in China, also produces Shuanghuanglian Injection Powder and is one of our competitors.

         Many of our competitors are more established than we are, have greater name recognition and a larger customer base than we have, and have greater financial, technical, marketing and other resources than we presently possess. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

         In order to maintain our competitive edge in the future, we plan to pursue the following:

         o Develop and consolidate the existing products and markets for HSPL;

         o Continue to improve our existing sales channels and distribution network to better penetrate into new and existing markets. We plan to increase our self-owned and distributor owned outlets to over 20,000;

         o Expand the organization of our existing Hong Kong sales office;

         o Better control our sources of raw material by participating in cultivation of high protein content species of soybean in HeiLongJiang province;

         o Vertically integrate with soybean processing businesses to better control the manufacturing process;

         o Focus on training and development of staff to improve our quality of human resources.

INTELLECTUAL PROPERTY

         In 2004 Harbin Bioengineering has obtained two new patents: Peptide liquor and its preparation method and a soybean peptide beer preparation method. The list of all patents owned by Harbin Bioengineering is set below:

Name of Patent                                                     Patent no.            Owner of patent
------------------------------------------------------------    -----------------    ------------------------
Peptide liquor and its preparation method                          01115857.3              Shujun Liu
A soybean peptide beer preparation method                          01102290.6              Shujun Liu
Protein peptide extraction technique and equipment                 00103391.3              Shujun Liu
Protein peptide extraction technique and equipment                 00103392.1              Shujun Liu
Electromagnetic processing technology for protein peptide          982062850               Shujun Liu
Natural ingredient health beverages manufacturing technique        95100425.5              Shujun Liu

         However, our patent of natural ingredient health beverages manufacturing technique passed its expiration date in 2004.

         In 2004, Harbin Bioengineering registered 11 trademarks in the Trademark Bureau of China Industrial and Commercial Administration Authority and our Hong Kong branch registered 9 trademarks with the Hong Kong Trademark Bureau. In addition, AOBO has obtained a new trademark of "Polar Light" owned by HSPL due to our acquisition of HSPL in 2004.

GOVERNMENT REGULATION

         In 2004 there has been no major change in the regulatory environment in China, except that the Chinese government has tightened the Good Manufacturing Practice (GMP) certification for Chinese pharmaceutical manufacturers. The Chinese government has specified that all Chinese pharmaceutical manufacturers are required to obtain their GMP certification for continuation of business.

RESEARCH AND DEVELOPMENT

         There has been no change in the organization structure and facilities of our own research center located in headquarters. Also there has been no change in our outside joint research institutes in 2004, some of which include the following:

         o Medicinal Plants Research Institute under the Chinese Academy of Medical Sciences

         o        Heilongjiang Chinese Medical University

         o        Harbin University of Medical Sciences

         o        Ocean Research Institute of the Chinese Academy of Sciences

         o        Ecological Research Institute of the Chinese Academy of
                  Sciences

         In 2004, Harbin Bioengineering successfully developed "Enuresis Stopper Patch" and 7 new series of soybean protein peptide products. We plan to launch these new products to the market in 2005.

BUSINESS DEVELOPMENT AND ACQUISITION

         We developed and expanded our Company through product developments and acquisitions in 2004. Through such developments we managed to enhance our competitiveness and profitability over the Chinese pharmaceutical market.

Business development
--------------------

         We successfully developed "Enuresis Stopper Patch" and 7 new series of soybean protein peptide products. We plan to launch these new products to the market in 2005. Also, we plan to expand the Hong Kong sales office and increase our sales outlets to over 20,000 in China in 2005 and 2006.

Acquisition

         In 2004 we successfully acquired HSPL as our wholly owned subsidiary and through HSPL, we enriched our product mix, expanded our distribution network and strengthened our future profitability over the market place.

ITEM 2.       DESCRIPTION OF PROPERTIES

         We own the following properties in China:

         o Land use rights to possess and use a piece of land with an approximately combined area of 710,000 square feet including that of 490,000 square feet from the acquisition of HSPL located at Harbin, Heilongjiang Province, China. In addition, the Harbin Bioengineering also possesses of a piece of land with area total to 220,000 square feet.

         o Ten buildings consisting of manufacturing plants, office, warehouse and staff facilities, of which, five buildings are manufacturing plants from HSPL after the acquisition, including pre-treatment, extraction, solid preparation, powder injection and power and water supply.

         There is no lien or encumbrance on any of AOBO's properties and at this moment the Company does not have any plan for large scale improvements / developments of these properties.

ITEM 3.       LEGAL PROCEEDINGS

         We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the security holders for a vote during the period covered by this report.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was initially quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IGAI." Beginning on February 13, 2002 and through the date of this report, our common stock has been quoted on the OTCBB under the symbol "AOBO.OB". The aggregate market value of the voting and non-voting common equity held by non-affiliates of AOBO, based upon the average bid and asked price of such common equity on March 14, 2005 as reported by the OTCBB, was approximately $1.47. This number excludes shares of common stock held by each officer and director of our Company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2003 to December 31, 2004, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

BID PRICES FOR THE REPORTING PERIOD

        YEAR           PERIOD                                                 HIGH              LOW
        ----           ------                                                 ----              ---
        2003           First Quarter                                         1.160             0.240
                       Second Quarter                                        0.840             0.190
                       Third Quarter                                         2.350             0.700
                       Fourth quarter                                        4.020             1.750

        2004           First Quarter                                         4.900             3.080
                       Second Quarter                                        3.430             1.750
                       Third Quarter                                         1.780             1.250
                       Fourth quarter                                        1.760             1.230

        2005           First Quarter (through March 30, 2005)                1.530             1.280

ISSUANCE OF SHARES

Withdrawal of registration of $3.0 million investment
-----------------------------------------------------

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

                                               Number of         Exercise         Date of          Expiration
Name of Recipients                             Warrants           Price           Issuance            Date
------------------                             --------           -----           --------            ----
BH Capital Investments, LP                      225,000           $ 0.3         July 18, 2003     July 17, 2008
Excalibur Limited Partnership                   225,000           $ 0.3         July 18, 2003     July 17, 2008
FirsTrust Group, Inc.                           276,000           $ 0.3         July 18, 2003     July 17, 2008
Wyrick Robbins Yates & Ponton LLP (1)             3,000           $ 0.3         July 18, 2003     July 17, 2008
Jian Zhang (1)                                   10,000           $ 0.3         July 18, 2003     July 17, 2008
DSF Capital (1)                                   5,000           $ 0.3         July 18, 2003     July 17, 2008
RADA Advisors, Inc. (1)                           6,000           $ 0.3         July 18, 2003     July 17, 2008

         -----------

         (1) Designee of FirstTrust Group, Inc.

         Neither the above warrants nor the shares of common stock issuable upon the exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"). However, the terms of these warrants included registration rights, whereby we agreed to prepare and to file with the Securities and Exchange Commission (the "Commission") a registration statement covering the resale of all of the shares of common stock covered by these warrants.

         On September 18, 2003, we filed a registration statement on Form SB-2 under the Securities Act to cover all the shares of common stock underlying the warrants issued on July 18, 2003 to the Investors, FirsTrust Group, Inc., Wyrick Robbins Yates & Ponton LLP, Jian Zhang, DSF Capital and RADA Advisors, Inc. That registration statement also covered another 3,558,000 shares of common stock for resale by three selling shareholders, in the event we were to exercise in full to receive the US$3.0 million equity line: including up to an aggregate of 2,400,000 shares of common stock that would be issuable to the Investors at the time of the filing of that registration statement as put shares pursuant to the Investment Agreement, and another 360,000 shares to cover 360,000 warrants that were committed but not yet issued to the Investors in conjunction with the investment, which were 5-year warrants to purchase that number of shares of our common stock that would be equal to 15% of the value of our shares of common stock that was put to the Investors under the Investment Agreement. The registration statement listed for registering another 48,000 shares of common stock, which were issued to FirsTrust Group, Inc. as compensation for its consulting services in connection with execution of the Investment Agreement. Furthermore, we committed to issue 750,000 warrants for shares of our common stock to FirsTrust Group, Inc. upon completion of the investments contemplated by the Investment Agreement. The shares of our common stock issuable upon the exercise of these warrants were also covered by our September 18, 2003 registration statements. These warrants have an exercise price equal to 120% of the average of the closing bid price over the pricing period and are exercisable within a five-year period from the date of issuance. However, as of March 30, 2004, these 750,000 warrants have not yet been issued, as we have not yet exercised our right to receive any of the amounts of $3 million of the equity line.

         On December 5, 2003, we signed an Amendment to Investment Agreement with the Investors. Under the Amendment, the Investors agreed to waive rights to receive the 15% warrants that were exercisable within 5-year the exercise period pursuant to the investment agreement. However, on January 30, 2004, we issued to the Investors the following warrants as replacement:

                                                 Number of          Exercise         Date of           Expiration
       Name of Recipients                        Warrants            Price           Issuance             Date
       ------------------                        --------            -----           --------             ----

       BH Capital Investments, LP                 30,000             $ 2.5           Jan 1, 2004        Dec 31, 2008
       BH Capital Investments, LP                 30,000             $ 2.5           Apr 1, 2004        Mar 31, 2009
       BH Capital Investments, LP                 30,000             $ 2.5          July 1, 2004       June 30, 2009
       Excalibur Limited Partnership              30,000             $ 2.5           Jan 1, 2004        Dec 31, 2008
       Excalibur Limited Partnership              30,000             $ 2.5           Apr 1, 2004        Mar 31, 2009
       Excalibur Limited Partnership              30,000             $ 2.5          July 1, 2004       June 30, 2009

         Such warrants have the same terms and conditions as the 15% warrants. Also, we undertook to register these warrants in a separate registration statement.

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

         On June 3, 2004, the Company signed Amendment No. 2 to Investment Agreement, of which the Company and the Investors agreed to amend the following:

         1.       Extend the terms of the Investment Agreement to January 31,
                  2005;

         2.       Removal of minimum drawdown requirement of $750,000;

         3. The Investors agreed to waive all the registration rights (as stipulated in the Registration Agreement entered into together with the Investment Agreement) relating to the warrants issued to the Investors in connection with execution of the Investment Agreement.

         The Company paid $25,000 to purchase back the warrants and immediately cancelled all the warrants purchased back and therefore, all the above warrants were ceased to be outstanding.

         On December 14, 2004, the Company paid $4,000 to purchase back from unrelated third parties 13,000 shares of warrants to purchase Company's common stock at $0.30 per share that were originally issued to FirsTrust. The Company was returned with the original warrants documents and the Company cancelled the warrants subsequently

         On January 12, 2005, the Company filed with the Commission two requests to withdraw the two separate Form SB-2 Registration Statements under the Securities Act of 1933 on December 30, 2003 and December 31, 2003.

Issue of Restricted Common Stock of the Company
-----------------------------------------------

         Restricted Common Stock Issued to Focus Partners, LLC
         -----------------------------------------------------

                  During 2002, the Company appointed Focus Partners, LLC to provide investor relations services to the Company. In the contract, the Company agreed to issue them restricted common stock for their services. Their services were terminated in early 2003 because of a dispute on the quality of the services. The Company did not pay and Focus Partners, LLC had no requested the Company to pay the common stock and therefore the Company considered the chance of issuing the stock remote in 2003. In early 2004, the Company reached a settlement with Focus Partners, LLC and agreed to issue 309,000 shares of restricted stock to Focus Partners, LLC. On April 7, 2004 and December 18, 2004, the Company issued 206,000 shares and 103,000 shares of restricted stock of the Company to Focus Partners, LLC, respectively. The 309,000 shares of restricted stock issued to Focus Partners, LLC were valued based on the settlement date resulting in a total value of $145,815.

         Restricted Common Stock Issued to Stern & Co.
         ---------------------------------------------

                  Stern & Co. was employed by the Company as the Investor Relations Company from June 1, 2004 to May 30, 2005. However, the Company terminated Stern & Co. and as a compensation for early termination, the Company negotiated and settled with Stern & Co. by issuing 9,000 shares of restricted stock of the Company on December 6, 2004 and another 3,000 shares of restricted stock of the Company to Larry Kars., P.C. on the same date in addition to certain cash payments. This is the final and concluding settlement with Stern & Co. The stock was valued at $1.68 per shares according to the closing stock price of the date of issue of stock and the total cost involved amounted to $20,160.

Issuance of Common Stock Registered Under Form S-8 Registration Statement Under
-------------------------------------------------------------------------------
the Security Act of 1933
------------------------

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

Issuance of Restricted Common Stock of the Company Under $6.0 million Private
-----------------------------------------------------------------------------
Placement
---------

                  The Company completed a private placement of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended on November 23, 2004. The Company entered into a stock subscription agreement ("Subscription Agreement"), with eighty-five (85) accredited investors ("Subscribers"). Pursuant to the Subscription Agreement, the Subscribers purchased six million (6,000,000) shares of the Company's common stock at a per share purchase price of $1.00 in a private placement, resulting in $6,000,000 of gross proceeds to the Company. The offering consisted of investment units, each comprised of one share of the Company's common stock sold at a purchase price per share of $1.00, a 3-year Class A stock purchase warrant to purchase 1 share of common stock exercisable at $0.85, and a 3-year Class B stock purchase warrant to purchase 1/2 share of common stock exercisable at $1.60. The Company paid fees and commissions in the aggregate amount of $561,386 in connection with this offering.

                  Upon the execution of the Subscription Agreement, the Company issued to the Subscribers (i) ten (10) Class A warrants and (ii) five
         (5) Class B warrants for every ten (10) Shares purchased by them under the Subscription Agreement. The warrants will expire three (3) years from the effectiveness of the registration statement and contain a cashless exercise provision.

                  Westminster Securities Corporation of New York served as placement agent in connection with this offering. As compensation for its services, Westminster received Class A stock purchase warrants exercisable for a total of 1.5 million shares of AOBO's common stock, subject to adjustment provisions set forth in such warrants, and otherwise on the same terms and conditions as the Class A stock purchase warrants issued to the investors in the offering.

                  The securities sold in this offering have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company agreed to register the resale of the shares of common stock and the shares issuable upon exercise of the warrants, all shares issued to the investors in this private placement, on the terms and conditions set forth in Company's subscription agreements with the investors. Subsequent to the completion of signing of the Subscription Agreements with respect to the private placement, the Company filed a Form SB-2 registration statement under the Securities Act of 1933 to register 16,500,000 shares of the common stock on behalf of the subscribers, which represents:

         1.       6,000,000 shares issued pursuant to a private placement;

         2. 7,500,000 shares issuable upon exercise of Class A warrants issued in the private placement;

         3. 3,000,000 shares issuable upon the exercise of Class B warrants issued in the private placement.

                  Should the Form SB-2 registration statement under the Securities Act of 1933 to register 16,500,000 shares of the common stock on behalf of the subscribers cannot be declared effective by the Security and Exchange Commission within 120 days after the closing of the transaction, or March 20, 2005, the Company shall deliver to the Subscribers at the rate of one and one-half percent (1.5%) pro rated on a daily basis for the first sixty (60) days and thereafter for each thirty days at the rate of two percent (2%) pro rated on a daily basis in cash.

         As of March 30, 2005 there were approximately 882 record holders of our common stock. We have not paid any cash dividends on shares of our common stock, and we currently plan to retain future earnings to fund the development and growth of our business.

ITEM 6.       MANAGEMENT DISCUSSION AND ANALYSIS

         This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," including the discussion under "Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

         The Company does not have any reserves against its accounts receivable or inventories at December 31, 2004 and 2003. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

         We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

         We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

         1.       Persuasive evidence of an arrangement exists;

         2.       Delivery has occurred or services have been rendered;

         3.       The seller's price to the buyer is fixed or determinable and

         4.       Collectibility is reasonably assured.

         The majority of the Company's revenue results from sales contracts with distributors and revenue is generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data as a percentage of revenues for the years indicated.

                                                  YEAR ENDED         YEAR ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                                        2004               2003
                                                ------------       ------------

Revenues                                             100.00%            100.00%
Cost of Revenues                                      35.25%             36.01%
Gross Margin                                          64.75%             63.99%
Selling and Marketing Expenses                         7.47%              7.58%
Advertising                                            9.16%             12.88%
General and Administrative Expenses                   14.33%             13.62%
Depreciation and Amortization                          2.37%              2.75%
Interest Expense, Net                                  0.32%              0.30%
Income Taxes                                           6.93%              5.46%
Net Income                                            24.31%             22.06%


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

         Revenues for the year ended December 31, 2004 were $31,966,927, an increase of $11,104,218 from $20,862,709 for the year ended December 31, 2003. Compared to 2003, our sales revenues from our three main categories of products in 2004 were as follows:

                                                                                  Increase /
         Product                                    2004             2003         (decrease)
         ----------------------------------    -------------    -------------    -------------
         Chinese herbal medicinal products     $ 28,356,401     $ 12,946,143     $ 15,410,258
         Health food supplements                  2,616,433        1,879,190          737,243
         Soybean protein peptide                    994,093        6,037,376       (5,043,283)

                                               -------------    -------------    -------------
         TOTAL                                 $ 31,966,927     $ 20,862,709     $ 11,104,218
                                               =============    =============    =============

         In 2004, the sales of our Chinese herbal medicinal products increased by $15,410,258, or 119% as compared to 2003. This was mainly due to the fact that our sales of Cease Enuresis Soft Gel and other Chinese herbal medicinal products continued to increase and the demand for our Chinese medicinal products increased in 2004 as compared to 2003. Also, the acquisition of HSPL contribute to our increased sales revenues in Chinese herbal medicinal products because HSPL produces additional species of Chinese herbal medicinal.

         The sales revenue from our health food supplement series increased to $2,616,433 in 2004 from $1,879,190 from 2003, representing a growth of 39%.
During 2003, our sales in health food supplements decreased due to severe competition in the Chinese market. However, in 2004 we improved our performance in health food supplement products as a result of continued marketing efforts and promotions. Therefore, we managed to recover our sales in health food supplement products in 2004 as compared to 2003.

         However, in 2004, the sales of our soybean protein peptide decreased by 84% from $6,037,376 to $994,093. Last year when we launched our soybean protein peptide products, our distributors placed purchase orders with larger quantities for initial ordering and in 2004, when the distributors placed their refill orders, the order size was reduced and caused a reduction in sales revenue for soybean protein peptide products.

         Cost of revenues for the year ended December 31, 2004 were $11,267,647, an increase of $3,754,635 from $7,513,012 for the year ended December 31, 2003. The increases in costs of sales by product categories were as follows:

                                                                                  Increase /
         Product                                    2004             2003         (decrease)
         ----------------------------------    -------------    -------------    -------------

         Chinese herbal medicinal products     $  9,666,580     $  6,135,025     $  3,531,555
         Health food supplements                  1,251,196          753,693          497,503
         Soybean protein peptide                    349,871          624,294         (274,423)

                                               -------------    -------------    -------------
         TOTAL                                 $ 11,267,647     $  7,513,012     $  3,754,635
                                               =============    =============    =============

         The cost of sales of health food supplement series increased by $497,503, or 66% in 2004 compared to 2003. This increase resulted from our 39% increase in sales revenue from our health food supplement series in 2004 compared to 2003.

         The cost of sales of Chinese herbal medicinal products increased by $3,531,555, or 58% in 2004 compared to 2003. This increase resulted from our 119% increase in sales revenue from our Chinese herbal medicinal products in 2004 compared to 2003. The percentage increase in cost of sales was less than the proportional increase in sales revenue because the percentage profit margin increased from 53% in 2003 to 66% in 2004. The percentage increase in cost of sales was lower than the proportional increase in sales revenue because the percentage profit margin improved from 64% in 2003 to 72% in 2004. The Company continued to experience an increase in sales for Chinese herbal medicinal products and as a result, we managed to improve our profit margin through better production experience and increased scale of production.

         The majority of increases in revenues and cost of revenues for the year ended December 31, 2004 as compared to the year ended December 31, 2003 were related to an overall increase in the sales of our products. Cost of revenues, as a percentage of revenues, was 65% for the year ended December 31, 2004, compared with 64% for the year ended December 31, 2003. Gross margin for the year ended December 31, 2004 was $20,699,280, an increase of $7,349,583, from $13,349,697, for the year ended December 31, 2003.

Selling and Marketing Expenses
------------------------------

         Selling and marketing expenses increased from $1,582,190 in 2003 to $2,387,805 in 2004, representing a 51% increase. In 2003, the Company spent $385,015 for the payroll of our sales and marketing executives and employees, and in 2004, this amount increased to $470,039, or a 22% increase against 2003, because we increased our staff forces in sales and marketing. Also, the Company spent an additional $720,591 in overhead to sustain our sales and marketing department and to increase our sales and marketing activities to support our efforts to achieve better sales performance of our products in 2004 against 2003.

Advertising Expenses
--------------------

         Advertising expenses increased by $238,941, from $2,687,688 in 2003 to $2,926,629 in 2004. The increase in advertising expenses resulted from an increase in advertising and promotional efforts in 2004 to promote the Company's products to increase sales revenues.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased from $2,841,666 in 2003 to $4,582,388 in 2004, or a 61% increase. During 2004, the Company spent $378,064 in payroll expenses for Harbin Bioengineering as compared to $311,957 in 2003 as a result of an increase in the number of executives necessary to support the increased business activities in Harbin Bioengineering. The Company spent $25,405 in payroll expenses in HSPL's operations subsequent to the acquisition. The Company also spent an additional $1,674,615 for non-payroll overhead in 2004 as compared to 2003, detailed as follows:

          Compensation to directors                               $  183,500
          Stock based consultant compensation                        641,024
          Legal and other professional fees                          178,968
          Other non-payroll expense for Harbin Bioengineering        116,740
          Other non-payroll expenses                                 554,383
                                                                  -----------
          Total increase in non-payroll expenses                  $1,674,615
          Increase in payroll expenses                                66,107
                                                                  -----------
          Total increase in expenses                              $1,740,722
                                                                  ===========

Depreciation and Amortization
-----------------------------

         Depreciation and amortization of plant and equipment increased $183,846 in 2004 compared to 2003. The increase was mainly due to the increase in asset as a result of the HSPL acquisition.

Income Taxes
------------

         Income tax expense was $2,216,626 for the year ended December 31, 2004, as compared to $1,138,636 for the year ended December 31, 2003. The increase was due to the increase in profit of Harbin Bioengineering, which could not be offset against the losses of AOBO.

LIQUIDITY AND CAPITAL RESOURCES

Cash
----

         Our cash balance increased by $6,037,292 to $11,404,149 at December 31, 2004, as compared to $5,366,857 at December 31, 2003. The increase was mainly attributable to the completion of our $6,000,000 funding with net proceeds of approximately $5,400,000, and cash flow from operations of approximately $8,395,000, being offset by cash spent for the HSPL acquisition.

         Our cash flow generated from operations amounted to $8,395,241 in 2004. Our account receivables and inventories increased by $807,686 and $1,606,851, respectively. We required more working capital in terms of increased account receivables and inventories to support our increased scale of operations as a result of increased sales revenues. Compared to 2003, our cash flow generated from operations increased by 5,866,057 and this increase was mainly due to an increase in our net income for 2004 compared to 2003.

         Our cash flow used in investing activities amounted to $9,088,512. During 2004, we paid $7,070,883 for the acquisition of HSPL. In 2003, our cash flow generated from investing activities amounted to $178,104, during which time we did not have any major acquisition requiring usage of cash.

         Our cash flow generated from financing activities amounted to $6,730,563. Net cash proceed of $5,438,614 was received from our $6,000,000 private placement completed on November 23, 2004. Also, during 2004, we received a $1,319,110 loan from our shareholders. In 2003, our cash flow used in financing activities amounted to $157,154, out of which the majority was used for repayment to our shareholders. In 2003, we did not completed any financing activities that resulted in injection of cash to the Company.

Working Capital
---------------

         Our working capital increased by $4,242,951 to $14,803,070 at December 31, 2004, as compared to $10,560,119 at December 31, 2003. The increase in working capital at December 31, 2004 was the result of our increase in cash of $6,037,292, accounts receivable of $1,480,094, and inventories of $3,126,249.

         The Company currently generates its cash flow through operations and shareholder loans. The Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. However, from time to time the Company may require extra funding through financing activities and investments for expansion. On November 23, 2004, we completed a $6,000,000 private placement from which we received net cash proceeds of $5,438,614. During 2004 the Company also used $7,070,883 in cash for the HSPL acquisition. In the future, we believe the Company may increase its access to funding that may be needed for our ongoing operations and our potential expansion into new markets and the Company believes that extra funding from external sources may be required. There is no identifiable expansion plan as of December 31, 2004, but, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.

         This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The implementations of the above pronouncements are not expected to have a material effect on the Company's consolidated financial statements.

ISSUANCE OF COMMON STOCK

         See PART II Item 5 for issuance of common stock for the year ended 2004

INFLATION

         Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

         All of Company's revenues and majority of the expenses in 2004 were denominated primarily in Renminbi ("RMB"), the currency of China. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

RISKS RELATING TO OUR COMPANY

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND
---------------------------------------------------------------------------
ACHIEVE OUR EXPECTED REVENUES.
------------------------------

         In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We have been experiencing over one hundred per cent (100%) growth in our revenues over the last year, however, there can be no assurance that we will be able to maintain such growth or any growth of our business. To fund our anticipated expansion, we need an increased amount of working capital. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

         Since the acquisition of Heilongjiang Songhuajiang Pharmaceutical Company Limited (HSPL) in September, 2004, we have continued to investigate possible additional acquisition for 2005. We intend to use the net proceeds from the recent $6 million raised and our retained earnings as well as our common stock, if possible, to fund such potential acquisitions. If and when we identify potential additional acquisition targets, we will issue timely disclosure statements.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS
------------------------------------------------------------------------
OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY
------------------------------------------------------------------------------
AFFECTED.
---------

         Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE
--------------------------------------------------------------------------------
TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR
------------------------------------------------------------------------
OPERATIONS.
-----------

         As we implement our plan to expand into additional markets, we may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

         If we cannot obtain additional funding, we may be required to:

         o        reduce our investments in research and development;

         o        limit our marketing efforts; and

         o        decrease or eliminate capital expenditures.

         o Such reductions could materially adversely affect our business and our ability to compete.

         Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS FROM
----------------------------------------------------------------------
INFRINGEMENT.
-------------

         We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We have received trademark and patent protection for our products in the People's Republic of China. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

         Presently we sell our products mainly in China and export a very small portion of our food related products to Japan and South Korea, China will remain our primary market for the foreseeable future. We are looking at the market in Hong Kong and are studying the market in the United States, but we do not have immediate plans to market our product in the United States or enter into any other countries or regions. Other than China and application for and approval of trademarks as well as import licenses in Hong Kong, we have not applied for any trademark or patent protection in these countries but intended to do so in the near future. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

WE DEPEND ON THE SUPPLY OF RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH SUPPLY
--------------------------------------------------------------------------------
OR THE COSTS OF RAW MATERIALS MAY ADVERSELY AFFECT OUR OPERATIONS.
------------------------------------------------------------------

         We currently obtain all of our raw materials from various farms in the Northeast region of China and a few herbal medicine farms in North China and are, therefore, dependent on the stable and reliable supply of such raw materials in these regions. The supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in North and Northeast China, which may, in turn, have a material adverse effect on the cost of our raw materials and on our operations.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR
---------------------------------------------------------------------------
REVENUES AND PROFITABILITY.
---------------------------

         We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. One of our main competitors is Cheung Kong Life Science, a listed company in Hong Kong that produces immune-system-boosting health drinks similar to what we have produced. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

THE PRODUCTS AND THE PROCESSES WE USE COULD EXPOSE US TO SUBSTANTIAL LIABILITY.
-------------------------------------------------------------------------------

         We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any problems associated with claims by users of our products. However, that does not mean that we will not have any problems with respect to our products in the future. We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $6.6 million, including property coverage of approximately $6 million, transport vehicles of approximately $216,000, and workers' medical and accident coverage of approximately $361,000. There are no special restrictions or exceptions attached to this coverage other than fraudulent or criminal conducts on part of the claimant. We do not carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD
------------------------------------------------------------------------------
ADVERSELY AFFECT OUR BUSINESS.
------------------------------

         We place substantial reliance upon the efforts and abilities of our executive officers, Tony Liu, our Chairman and Chief Executive Officer; Lily Li, our Chief Financial Officer and Chief Operations Officer, Min Jun, vice president and director; and Li Binsheng, director. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. None of our executive officers received compensation from us for year 2001 and 2002 due to their desire to put our company's growth above their personal compensation in their capacity as founders of the business. They started receiving compensation in year 2003. In March 2004 we entered into employment agreements with each of our four key executive officers. For a discussion of the terms of these agreements, please see "Management--Employment Agreements."

WE MAY NEVER PAY ANY DIVIDENDS TO OUR SHAREHOLDERS.
---------------------------------------------------

      We did not declare any dividends for the year ended December 31, 2004. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

RISKS RELATING TO CHINA

THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND
-------------------------------------------------------------------------------
HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR BUSINESS.
--------------------------------------------------------------------

         The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increased the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.

         The State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications by June 30, 2004, and to receive approvals by December 31, 2004. We have received our certifications. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future, our businesses would be materially and adversely affected.

         Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO PRC COULD ADVERSELY
-----------------------------------------------------------------------------
AFFECT OUR COMPANY.
-------------------

         The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US
-----------------------------------------------------------------------------
CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A
-----------------------------------------------------------------------------
NEGATIVE EFFECT ON US.
----------------------

         The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR
---------------------------------------------------------------------------
FINANCIAL CONDITION.
--------------------

         The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

         Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

         Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

         Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

         Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

         AOBO's wholly owned subsidiary, Harbin Bioengineering and HSPL are the FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL
-------------------------------------------------------------------------
JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE
-----------------------------------------------------------------------------
OUTSIDE THE UNITED STATES.
--------------------------

         As our operations are presently based in China and our key directors and officers reside in China, service of process on our company and our key directors and officers may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

RISKS RELATING TO THE INTERNATIONAL MARKETS

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS
-----------------------------------------------------------------------------

         We are subject to many general regulations governing business entities and their behavior in China and in any other jurisdiction in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

         Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

WE MAY HAVE DIFFICULTY IN ATTRACTING TALENT IN FOREIGN COUNTRIES.
-----------------------------------------------------------------

         As we plan to expand internationally, we will have to attract managerial staff in countries and regions we may enter, such as Hong Kong, Japan, South Korea and the United States. We currently conduct sales to Hong Kong, Japan and South Korea but do not have any operational presence in these locations. We have a representative office in the United States for investor relations and market study. We do not have any immediate plan to expand in any of these countries and regions, beyond what we have done so far. In case the need to expand further arise, we may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede our international expansion.

WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES.
-------------------------------------------------------------------------------

         The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

MOST OF OUR ASSETS ARE LOCATED IN CHINA, ANY DIVIDENDS OF PROCEEDS FROM
-----------------------------------------------------------------------
LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNEMENT
--------------------------------------------------------------------------
AGENCIES.
---------

         Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

ITEM 7.       FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There was no change in our certifying accountant for the period of January 1, 2004 to December 31, 2004.

         On February 13, 2004, we filed a Current Report on Form 8-K to report the change in our certifying accountant. This appointment replaced Thomas Leger & Co. L.L.P. ("Thomas Leger") as the independent auditor engaged to audit our financial statements. Thomas Leger resigned as our principal independent accountant on February 6, 2004. Our board of directors authorized the engagement of Weinberg & Company, P.A. as the new independent auditor to audit our financial statements During our two most recent fiscal years and any subsequent interim period up to the date of resignation of Thomas Leger on February 6, 2004, there were no disagreement between our company and Thomas Leger, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A.    CONTROLS AND PROCEDURES

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group, which consisted of the Chief Executive Officer, Chief Financial Officer, one of the members of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10KSB before they were filed with the Commission. The Company did not have any restatements as a result of the SEC staff comments and the Company acknowledges that the Management Discussion and Analysis needed expanded disclosure under the current SEC guidelines and in future filings the Company will continue to expand its Management Discussion and Analysis to be compliant with the SEC rules. In response to the comments of the Staff of the Commission, the Company identified certain areas for improvement, such as a more detailed breakdown discussion of our product lines and inventory treatment. Pursuant to the request of the Staff of the Commission, the Company has made such amendments in its amended periodic reports, and the Company intends to make more detailed disclosure on a going-forward basis. In view of the above, the audit group made their evaluation pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act") to the maximum possible extent and to the best knowledge of the audit group. Notwithstanding the matters noted above, and based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

         The Company anticipates that it will be fully compliant with section 404 of the Sarbanes Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. However, at this time the Company makes no representation that it's systems of internal control comply with Section 404 of the Sarbanes Oxley Act.

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

         The following persons are the directors and executive officers of our company:

NAME                       AGE          POSITION                                 DATE OF APPOINTMENT
----                       ---          --------                                 -------------------
Shujun Liu                 50           Director and Chief Executive Officer     December 18, 2001
Jun Min                    44           Director and Vice President              May 8, 2002
Yanchun Li                 33           Director, Acting Chief Financial         May 8, 2002
                                        Officer and Chief Operations Officer
Binsheng Li                39           Director and Chief Accounting            May 8, 2002
                                        and Finance Officer
Cosimo J. Patti            54           Independent Director                     October 7, 2004
Xianmix Wang               64           Independent Director                     January 1, 2005

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

         COSIMO J. PATTI - INDEPENDENT DIRECTOR. Mr. Patti, age 54, is an independent director. Before joining AOBO, Mr. Patti was an arbitrator of the National Association of Securities Dealers (NASD) and the New York Stock Exchange (NYSE) for 18 years. Mr. Patti's recent experience includes Director of Strategic Cross border Business with Cedel Bank (1996-1998), President and Founder of FSI Advisors Group (1998-2002), and Senior Director of Applications Planning with iCi/ADP (2002-2004). He has broad experience with international business development, management and finance.

         XIANMIX WANG - INDEPENDENT DIRECTOR. Mr. Wang, age 64, is an independent director. Mr. Wang brings more than 37 years of experience in political, economic and cultural affairs to the Company. He is thought to be a leader on the subject of privatization of Chinese state-owned enterprises. Mr. Wang's previous experience includes vice governor of Heilongjiang province in charge of Financial and Economic affairs (1998-2001), secretary of Daqing Municipal party committee (1996-1998), vice secretary of Harbin municipal party committee (1991-1992), and professor of economics at Northeast Forestry University.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         As permitted by applicable law, our Bylaws provide that we will indemnify our officers, directors, employees, consultants and agents. This includes indemnification against attorneys' fees and other expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them arising out of their association with or activities on behalf of our company. However, they will not be indemnified if they are adjudged to have acted with gross negligence, engaged in willful misconduct, knowingly violated the law, breached their duty of loyalty or received improper personal benefit. We will bear the expenses of such litigation for any such persons upon their promise to repay such sums if it is ultimately determined that they are not entitled to indemnification.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to our directors, officers and controlling persons (within the meaning of the Securities Exchange Act) pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

         In March 2004 we entered into employment agreements with Shujun Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Acting Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting and Finance Officer, all of whom are also our directors. For more information, see "Employment Agreements" below. In addition, in March 2004 we adopted a Stock Option Plan (the "Plan"), which is described in more detail under "Stock Option Plan" below. The following table sets forth all cash compensation paid or to be paid by AOBO, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

       NAME / PRINCIPAL POSITION           FISCAL YEAR        ANNUAL COMPENSATION        COMPENSATION PAID IN 2004
       -------------------------           -----------        -------------------        -------------------------
                                                              SALARY       OPTIONS         SALARY         OPTIONS      TOTAL
                                                              ------       -------         ------         -------      -----
       Shujun Liu, director and CEO           2004           $150,000       $12,500       $112,500        $12,500     $125,000
                                              2003           $150,000       $50,000        $37,500        $12,500      $50,000
                                              2002                  0             0              0              0            0

       Yanchun Li, director and CFO           2004            $90,000        $7,500        $67,500         $7,500      $75,000
                                              2003            $90,000       $30,000        $22,500         $7,500      $30,000
                                              2002                  0             0              0              0            0

       Jun Min, director                      2004            $70,000        $7,500        $52,500         $7,500      $60,000
                                              2203            $70,000       $30,000        $17,500         $7,500      $25,000
                                              2002                  0             0              0              0            0

       Binsheng Li                            2004            $57,000        $4,500        $42,750         $4,500      $47,250
                                              2003            $57,000       $18,000        $14,250         $4,500      $18,750
                                              2002                  0             0              0              0            0

       Cosimo J. Patti                        2004            $30,000            $0             $0        $30,000           $0
       Independent director

       Xianmin Wang                           2004                $0*            $0             $0             $0           $0
       Independent director

       * There was no compensation for Mr. Wang in 2004 because he was not appointed until 2005.

OPTIONS GRANTED DURING 2004 AND 2003 UPON THE EMPLOYEE STOCK OPTION PLAN

The following options have be granted to the named employees in 2004 and 2003 as pursuant to the Employee Stock Option Plan:

                                               Number of         Percentage of Total
            Name of Employee of Whom        Securities Under      Option Granted to     Exercise
             the Option was Granted          Option Granted        Employee in 2004       Price           Expiration Date
            ------------------------        ----------------     -------------------    ---------         ---------------
                    Shujun Liu                    9,259                  39%               $2.0           To be determined
                    Yanchun Li                    5,556                  23%               $2.0           To be determined
                     Jun Min                      5,556                  23%               $2.0           To be determined
                   Binsheng Li                    3,333                  15%               $2.0           To be determined


                                               Number of         Percentage of Total
            Name of Employee of Whom        Securities Under      Option Granted to     Exercise
             the Option was Granted          Option Granted        Employee in 2004       Price           Expiration Date
            ------------------------        ----------------     -------------------    ---------         ---------------

                    Shujun Liu                    7,576                  39%                     $2.0     To be determined
                    Yanchun Li                    4,545                  23%                     $2.0     To be determined
                     Jun Min                      4,545                  23%                     $2.0     To be determined
                   Binsheng Li                    2,727                  15%                     $2.0     To be determined

OPTION EXERCISES DURING 2004 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         There were no options exercised during the 2004 fiscal year.

THE EMPLOYMENT AGREEMENTS PROVIDED EACH OF THE DIRECTORS / OFFICERS COMPENSATION AS FOLLOWS:

                                                               Cash payment         Value of options
         Name of individual           Position held              Per annum           paid per annum
         ------------------           -------------              ---------           --------------
         Shujun Liu                   Director and CEO            $150,000                $12,500
         Yanchun Li                   Director and CFO             $90,000                $7,500
         Jun Min                      Director                     $70,000                $7,500
         Binsheng Li                  Director                     $57,000                $4,500

         STOCK OPTION PLAN

         In March 2004, our board of directors formally adopted the Plan, which was considered by the directors in late 2003. That Plan provides for the grant of options to purchase shares of our common stock to our employees, officers, directors and consultants. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan is presently administered directly by our board of directors. Subject to the provisions of the Plan, our board of directors will determine who will receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise prices, as well as any other pertinent terms of the options.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of common stock as of March 14, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name                 Position Held                 Shares Owned       % Owned(1)
----                 -------------                 -------------      ----------

Shujun Liu           Director and CEO                 16,074,706        40.43%
Jun Min              Director                            889,071        2.24%
Yanchun Li           Director and COO                    738,293        1.86%
Binsheng Li          Director                             55,748        0.14%

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A WHOLE       17,757,818        44.67%

     (1) Based upon 39,746,827 shares outstanding plus in the case of each of the officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 31, 2004 or within 60 days thereafter. Pursuant to the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial" owner of all the shares of common stock over which any such sole or shared power exists

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Not applicable

ITEM 13.      EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a)  Exhibit No.            Description of Exhibit

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

         (b) REPORTS ON Form 8-K

         Current report on Form 8-K filed with the SEC on November 22, 2004: In this report we disclosed that our acquisition of all of the manufacturing assets, facilities, equipment, land and land use rights, raw material, inventories, intellectual properties and technical talents of Heilongjiang Songhuajiang Pharmaceutical Limited was completed.

         Current report on Form 8-K filed with the SEC on November 24, 2004: In this report we Disclosed the completion of a private placement of our securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended, resulting in $6,000,000 of gross proceeds to AOBO.

         Current report on Form 8-K filed with the SEC on February 11, 2005: In this report we amended our current report on Form 8-K filed on November 22, 2004 to disclosed the financial statements and pro forma financial information of Heilongjiang Songhuajiang Pharmaceutical Limited.


ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fee
---------

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately:

         2004: $227,000      - Weinberg & Company, P.A.

         2003: $ 67,436      - Weinberg & Company, P.A.

               $ 12,500      - Thomas Leger & Company, LLP

All other fees
--------------

         The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

         2004: $29,000      - Weinberg & Company, P.A.

         2003: $0           - Weinberg & Company, P.A

               $ 52,500     - Thomas Leger & Company, LLP

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


Date:  April 4, 2005                 By:  /s/ Shujun Liu
                                           ------------------------------------
                                           Shujun Liu
                                           Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                    DATE
---------                    -----                                                    ----
/s/ Shujun Liu               Chairman and Chief Executive Officer                     April 4, 2005
                             (Principal Executive Officer) and Director

/s/ Yahchun Li               Acting Chief Financial Officer                           April 4, 2005
                             (Principal Financial and Accounting Officer)
                             and Director

/s/ Jun Min                  Director and Vice President                              April 4, 2005

/s/ Binsheng Li              Director and Chief Accounting and Finance Officer        April 4, 2005

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2004 AND 2003

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES




                                    CONTENTS
                                    --------


PAGE  F-1         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE  F-2         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

PAGE  F-3         CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER
                  31, 2004 AND 2003

PAGE  F-4         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR
                  THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE  F-5-6       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2004 AND 2003

PAGES F-7-30      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                  2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders of:
American Oriental Bioengineering, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Weinberg & Company, P.A.

Boca Raton, Florida
March 25, 2005


                         AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                    AS OF DECEMBER 31, 2004 AND 2003


                                                 ASSETS
                                                                               2004             2003
                                                                            -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                                                 $11,404,149     $ 5,366,857
  Accounts receivable                                                         4,736,901       3,256,807
  Inventories                                                                 5,673,059       2,546,810
  Advances to suppliers                                                         518,589         868,458
  Other receivables                                                             156,062              --
  Due from employees                                                            182,099          55,116
  Deferred merger costs                                                              --          33,334
  Deferred consulting expenses                                                1,686,652       1,569,442
                                                                            -----------     -----------
          Total Current Assets                                               24,357,511      13,696,824

PLANT AND EQUIPMENT, NET                                                      8,068,776       6,463,761
DEFERRED TAX ASSETS                                                             159,958          96,620
LICENSE, NET                                                                    542,168         632,531
CONSTRUCTION IN PROGRESS                                                      1,836,714              --
LAND USE RIGHTS, NET                                                          7,871,497         801,061
                                                                            -----------     -----------
    TOTAL ASSETS                                                            $42,836,624     $21,690,797
                                                                            ===========     ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                            $   755,266     $    11,352
Short-term bank loans                                                         5,060,241       1,445,783
Customer deposits                                                               160,504          76,593
Taxes payable                                                                 1,096,545         310,480
Other payables and accrued expenses                                           1,064,411       1,242,474
Due to shareholders                                                           1,404,522          43,243
Current portion of obligations under capital leases                              12,952           6,780
                                                                            -----------     -----------
          Total current liabilities                                           9,554,441       3,136,705

LONG-TERM PORTION OF OBLIGATIONS UNDER CAPITAL LEASES                            34,548          25,449
DEFERRED TAX LIABILITIES                                                        107,201          18,181
                                                                            -----------     -----------
TOTAL LIABILITIES                                                             9,696,190       3,180,335
                                                                            -----------     -----------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
  1,000,000 shares issued and outstanding in 2004 and 2003                        1,000           1,000
Common stock, $0.001 par value; 60,000,000 shares authorized;
  39,746,827 and 32,725,827 shares issued and outstanding, respectively          39,747          32,726
Additional paid-in capital                                                   16,900,303      10,048,734
Retained earnings (the restricted portion of retained earnings is
  $1,294,689 and $946,865 in 2004 and 2003, respectively)                    16,199,384       8,428,002
                                                                            -----------     -----------
          Total Shareholders' Equity                                         33,140,434      18,510,462
                                                                            -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $42,836,624      21,690,797
                                                                            ===========     ===========


                    See accompanying notes to the consolidated financial statements.

                                                   F-2


             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      2004              2003
                                                  -------------     -------------
REVENUES                                          $ 31,966,927      $ 20,862,709

COST OF GOODS SOLD                                 (11,267,647)       (7,513,012)
                                                  -------------     -------------

GROSS PROFIT                                        20,699,280        13,349,697

Selling and marketing expenses                       2,387,805         1,582,190

Advertising                                          2,926,629         2,687,688

General and administrative expenses                  4,582,388         2,841,666

Depreciation and amortization                          757,720           573,874
                                                  -------------     -------------

INCOME FROM OPERATIONS                              10,044,738         5,664,279

INTEREST EXPENSE, NET                                 (100,765)          (63,407)

OTHER INCOME, NET                                       44,035           139,610
                                                  -------------     -------------
INCOME BEFORE INCOME TAXES                           9,988,008         5,740,482

INCOME TAXES                                         2,216,626         1,138,636
                                                  -------------     -------------

NET INCOME                                        $  7,771,382      $  4,601,846
                                                  =============     =============

NET INCOME PER SHARE
         BASIC                                    $       0.23      $       0.15
         DILUTED                                  $       0.20      $       0.15

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         BASIC                                      33,595,685        31,062,573
         DILUTED                                    39,302,754        31,296,193



        See accompanying notes to the consolidated financial statements.

                                       F-3


                                      AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                     Preferred Stock              Common Stock         Additional
                                               Stated                        Par         Paid-In      Retained
                                 Shares        Value         Shares         Value        Capital      Earnings        Total
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT JANUARY 1, 2003              --   $         0    11,341,017   $    11,341   $ 4,597,263   $ 3,826,156   $ 8,434,760

 Stock issued for assets
     acquisition                 1,000,000         1,000    20,284,810        20,285     3,264,571            --     3,285,856

 Common stock issued for
     consulting services                --            --       800,000           800     1,575,200            --     1,576,000

 Common stock issued for
     consulting services                --            --       300,000           300        56,700            --        57,000

 Warrants issued in
     investment agreement               --            --            --            --       555,000            --       555,000

 Net income                             --            --            --            --            --     4,601,846     4,601,846
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2003     1,000,000   $     1,000    32,725,827   $    32,726   $10,048,734   $ 8,428,002   $18,510 462
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------

 Stock option granted
     to executives                      --            --            --            --        64,000            --        64,000

 Common stock issued for
     consulting services                --            --       700,000           700     1,189,300            --     1,190,000

 Common stock and warrants
     issued in private
     placement, net                     --            --     6,000,000         6,000     5,432,614            --     5,438,614

 Common stock issued for
     consulting services                --            --       321,000           321       165,655            --       165,976

 Net income                             --            --            --            --            --     7,771,382     7,771,382
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2004     1,000,000   $     1,000    39,746,827   $    39,747   $16,900,303   $16,199,384   $33,140,434
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                 See accompanying notes to the consolidated financial statements.

                                                                F-4


                                AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                            2004               2003
                                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  7,771,382      $  4,601,846
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                              757,720           573,874
  Amortization of deferred merger costs and deferred consulting expenses                   1,106,124         1,067,515
  Deferred taxes                                                                              25,682            (9,667)
  Common stock issued for consulting services                                                165,976                --
  Stock option compensation expense                                                           64,000                --

Changes in operating assets and liabilities, net of the effects of the acquisition:
(Increase) Decrease In:
  Accounts receivable                                                                       (807,686)       (1,784,113)
  Inventories                                                                             (1,606,851)       (2,051,061)
  Advances to suppliers                                                                      381,724          (724,874)
  Other receivables                                                                         (105,455)               --

Increase (Decrease) In:
  Accounts payable                                                                        (1,289,640)          (18,422)
  Customer deposits                                                                           81,786           (77,237)
  Tax payable                                                                                786,065           261,317
  Other payables and accrued expenses                                                      1,064,414           690,006
                                                                                        -------------     -------------
  Net cash provided by operating activities                                                8,395,241         2,529,184
                                                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Due from employees                                                                        (126,983)          329,465
  Purchases of construction in progress                                                   (1,826,089)               --
  Purchases of plant and equipment                                                           (64,557)         (151,361)
  Purchases of subsidiary, net of cash acquired                                           (7,070,883)               --
                                                                                        -------------     -------------
  Net cash (used in) provided by investing activities                                     (9,088,512)          178,104
                                                                                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term bank loans                                                      1,445,783                --
  Repayments of short-term bank loans                                                     (1,445,783)               --
  Proceeds from private placement                                                          5,438,614                --
  Repayments of capital lease                                                                (27,161)          (18,171)
  Cash received from (repayment to) shareholders                                           1,319,110          (138,983)
                                                                                        -------------     -------------
  Net cash provided by (used in) financing activities                                      6,730,563          (157,154)
                                                                                        -------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  6,037,292         2,550,134

  Cash and cash equivalents, beginning of year                                             5,366,857         2,816,723
                                                                                        -------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $ 11,404,149      $  5,366,857
                                                                                        =============     =============



                            See accompanying notes to the consolidated financial statements.

                                                          F-5



                           AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


SUPPLEMENTARY CASH FLOW INFORMATION                                                   2004            2003
                                                                                    ----------     ----------
  1. Interest paid                                                                  $  130,601     $   92,987
                                                                                    ==========     ==========

  2. Income taxes paid                                                              $1,404,878     $1,113,959
                                                                                    ==========     ==========

  3. On October 12, 2004, the Company completed the acquisition of Heilongjiang
     Songhuajiang Pharmaceuticals Co., Ltd. for $7,228,916. The following represents the assets purchased and liabilities assumed at the acquisition date:
             Land use rights                                                        $7,137,137
             Construction in progress                                                   10,627
             Fixed assets                                                            2,098,683
             Cash and cash equivalents                                                 158,033
             Accounts receivable                                                       672,408
             Inventories                                                             1,519,398
             Other receivables and prepayments                                          82,462
                                                                                    ----------
       Total assets purchased                                                       11,678,748
                                                                                    ----------

             Short term bank loans                                                   3,656,627
             Accounts payable and accrued expenses                                     791,080
             Customer deposits                                                           2,125
                                                                                    ----------
       Total liabilities assumed                                                     4,449,832
                                                                                    ----------
    Net assets acquired                                                              7,228,916
                                                                                    ----------

    Total consideration paid                                                        $7,228,916
                                                                                    ==========

  4. Issued 321,000 shares of common stock valued at $165,975 for consulting services in 2004.

  5. Issued 700,000 shares of common stock valued at $1,190,000 for deferred consulting services in 2004.

  6. Issued 1,000,000 shares of preferred stock and 20,284,810 shares of common stock in 2003 valued at $3,285,856 for the acquisition of the protein peptide project.




        See accompanying notes to the consolidated financial statements.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         In an agreement dated December 18, 2001, Internet Golf Association agreed to acquire Harbin Three Bioengineering Limited, a limited liability company formed in the People's Republic of China ("PRC"). Under the terms of the agreement, Internet Golf Association had reversed split its common stock 100 to 1, reduced the authorized shares to 20,000,000 shares and changed its name to American Oriental Bioengineering, Inc. (the "Company"). The Company also acquired Bestkey International, Ltd., a British Virgin Island Corporation. This transaction was treated as a reverse merger for accounting purposes.

         On December 18, 2001, the Company acquired 100% of the equity interest of Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a company organized under the laws of China, through the exchange of 8,538,943 shares of the Company's restricted common stock. The transaction was a triangular merger with Bestkey International, Ltd, a British Virgin Island corporation, and was treated as a reverse merger for accounting purposes. That merger transaction was completed on June 26, 2002. Bestkey International, Ltd is an inactive company.

         On April 16, 2004 American Oriental Bioengineering (Hong Kong) Limited was set up as a wholly-owned subsidiary.

         The Company signed a purchase agreement relating to the acquisition of Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. ("HSPL") on September 8, 2004 and on October 12, 2004 the transaction was completed. The Company acquired 100% of the equity interest of HSPL for $7,228,916 in cash. That transaction was a triangular merger with Goware Holding International, Ltd., a British Virgin Island corporation. Goware Holding International, Ltd. is an inactive company.

         The principal activities of the Company are research, manufacture and sale of prescription and non-prescription health care products and Chinese medical products. The principal activities of American Oriental Bioengineering (Hong Kong) Limited are marketing and trading of health care products in Hong Kong and currently it has 4 full time employees.

2.       BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, Bestkey International, Ltd., Harbin Three Happiness Bioengineering Limited, American Oriental Bioengineering (Hong Kong) Limited, Goware Holding International, Ltd., and Heilongjiang Songhuajiang Pharmaceutical Company, Limited. All material inter-company accounts and transactions have been eliminated in consolidation.

         Certain amounts in the prior year have been reclassified to conform to current year's presentation.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      ECONOMIC AND POLITICAL RISKS

         The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

         The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

         (b)      LAND USE RIGHTS

         According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years.

         (c)      PLANT AND EQUIPMENT

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

                   Buildings                                     40 years
                   Machinery and equipment                       10 years
                   Leasehold improvements                        10 years
                   Motor vehicles                                 5 years
                   Office equipment and furniture                 5 years
                   Other equipment                                5 years

         The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (d)      ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets in 2004 and 2003.

         (e)      CONSTRUCTION IN PROGRESS

         Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

         (f)      INVENTORIES

         Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

         (g)      ACCOUNTS RECEIVABLE

         Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts in 2004 and 2003.

         (h)      ADVANCES TO SUPPLIERS

         Advances to suppliers represent the cash paid in advance for purchasing raw materials.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (i)      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of sales. Other research is performed on a future profit sharing basis conducted by universities and research institutions.

         (j)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

         (k)      DEFERRED CONSULTING EXPENSES

         The deferred consulting expenses are amortized over their service term of one to three years.

         (l)      LICENSE

         License represents the ownership of new drugs and is amortized over the estimated useful life of twelve years

         (m)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and due to shareholders. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (n)      REVENUE RECOGNITION

         Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

         -Persuasive evidence of an arrangement exists, -Delivery has occurred or services have been rendered, -The seller's price to the buyer is fixed or determinable, and -Collectibility is reasonably assured.

         (o)      SHIPPING AND HANDLING

         All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses included in selling and marketing expenses were $615,808 and $493,744 for the years ended December 31, 2004 and 2003, respectively.

         (p)      ADVERTISING COSTS

         The Company expenses advertising costs as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized.

         (q)      FOREIGN CURRENCY TRANSLATION

         The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at the single rate of exchange of US$1.00:RMB8.30.

         The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

         (r)      RETIREMENT BENEFITS

         Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for 2004 and 2003 are $22,551 and $44,456, respectively and are included in general and administrative expenses.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (s)      USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

         (t)      INCOME TAXES

         The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

         In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%.

         (u)      STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (u)      STOCK-BASED COMPENSATION (CONTINUED)

         Stock-based compensation for service, for other than employees is accounted for in accordance with the provision of SFAS 123, Accounting For Stock - Based Compensation. Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value is then generally amortized over the term of the services. If the service period is not defined as an earlier or shorter period, the service period is presumed to be the vesting period.

         The following table illustrates the effect on net income attributable to common stockholders per share if the fair value based method had been applied to all awards:

                                                                                DECEMBER 31,
                                                                              2004          2003
                                                                           -----------   -----------
               Net income, as reported                                     $7,771,382    $4,601,846
               Add:
               Stock-based employee compensation expense included
                 in the reported income, net of related tax effects            32,000       32,000

               Less:
               Total stock-based employee compensation expense
               determined under fair value based methods for all
               awards, net of related tax effects                             (70,345)      (51,199)
                                                                           -----------   -----------

               Pro forma net income                                        $7,733,037    $4,582,647
                                                                           ===========   ===========

               Basic earnings per share
               As reported                                                 $     0.23    $     0.15
               Pro forma                                                   $     0.23    $     0.15
               Diluted earnings per share
               As reported                                                 $     0.20    $     0.15
               Pro forma                                                   $     0.20    $     0.15

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

         Weighted average of expected risk-free interest rates 3.00% Expected years to exercise date 4 Expected stock volatility 81.49% Expected dividend yield 0%

         (v)      SEGMENTS

         The Company operates in one business segment, the development, production and sale of bioengineered and traditional Chinese medical products.

         (w)      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Outstanding warrants at December 31, 2003 to purchase 1,100,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the company's common stock.

         Following is a reconciliation of the denominator and numerator used in the computation of basic and diluted earnings per share for years ended December 31, 2004 and 2003:

             Denominator:                             2004             2003
                                                  -------------    -------------
             Basic weighted average shares of
               common stock outstandin            $  33,595,685    $  31,062,573
             Assumed exercise of warrants and
               options, net                           5,707,069          233,620
                                                  -------------    -------------
             Diluted weighted average shares
               of common stock outstanding           39,302,754       31,296,193
                                                  -------------    -------------

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


             Numerator:
             Net income                           $   7,771,382    $   4,601,846
                                                  -------------    -------------
             Diluted net income                   $   7,771,382    $   4,601,846

             Earnings per share:
             Basic                                $        0.23    $        0.15
             Diluted                              $        0.20    $        0.15

         (x)      RESERVE FUND

         In accordance with the Chinese Companies Law, the Company's subsidiary, Harbin Bioengineering operated in the PRC, and is required to transfer 15% of its Chinese profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. Retained earnings in the amount of $1,294,689 and $946,865 are restricted as of December 31, 2004 and 2003, respectively.

         (y)      RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.

         This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions". Earlier guidance had been based on the principle that exchanges of non-monetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception rule for all exchanges of non-monetary assets that do not have commercial and economic substance. A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The implementations of the above pronouncements are not expected to have a material effect on the Company's consolidated financial statements.

4.       BUSINESS COMBINATION

         The Company signed the Purchase Agreement relating to the acquisition of Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. ("HSPL") on September 8, 2004, and the acquisition was completed on October 12, 2004. The Company acquired 100% of the equity interest of HSPL for $7,228,916 cash. The transaction was a triangular merger with Goware Holding International, Ltd, a British Virgin Island corporation. The acquisition date for accounting purpose was September 30, 2004. The operations of HSPL from October 1, 2004 to December 31, 2004 are included in the consolidated income statement.

         The following summarizes the acquisition:

                    Total cash consideration                       $  7,228,916
                    Fair value of assets acquired                   (11,991,341)
                    Fair value of liabilities assumed                 4,449,832
                                                                   -------------
                    Negative goodwill                              $   (312,593)
                                                                   =============


                    Negative goodwill proportionally applied
                      to land use rights                           $    241,562
                    Negative goodwill proportionally applied
                      to plant and equipment                             71,031
                                                                   -------------
                    Total                                          $    312,593
                                                                   =============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


4.       BUSINESS COMBINATION (CONTINUED)

         The following is the pro forma net income, basic net income per share and diluted net income per share of the Company for the year ended December 31, 2004 assuming the acquisition was completed on January 1, 2004:

                    Net income                                     $  8,218,306

                    Basic net income per share                     $       0.24
                    Diluted net income per share                   $       0.21


5.       INVENTORIES

         Inventories consist of the following as of December 31, 2004 and 2003:

                                                       2004            2003
                                                   -------------   -------------

              Raw materials                        $   4,503,845   $   2,342,372
              Work in progress                           511,761              --
              Finished goods                             657,453         204,438
                                                   -------------   -------------
                                                   $   5,673,059   $   2,546,810
                                                   =============   =============

6.       DUE FROM EMPLOYEES

         All amounts due from employees are unsecured, interest free, and have no fixed repayment terms.

7.       LICENSE

                                                       2004             2003
                                                   -------------   -------------

         Cost                                      $  1,084,337    $  1,084,337
         Less: Accumulated amortization                (542,169)       (451,807)
                                                   -------------   -------------
         License, net                              $    542,168    $    632,530
                                                   =============   =============

         Amortization expense for the years ended 2004 and 2003 was $90,362 and $90,362, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


7.       LICENSE (CONTINUED)

         Amortization expense for the next five years and thereafter is as follows:

         2005                                                    $       90,362
         2006                                                             90,362
         2007                                                             90,362
         2008                                                             90,362
         2009                                                             90,362
         Thereafter                                                       90,358
                                                                 ---------------
         Total                                                   $       542,168
                                                                 ===============

8.       LAND USE RIGHTS

                                                       2004            2003
                                                   -------------   -------------

         Cost                                      $  8,032,752    $    903,452
         Less: Accumulated amortization                (161,255)       (102,391)
                                                   -------------   -------------
         Land use rights, net                      $  7,871,497    $    801,061
                                                   =============   =============

         On December 26, 1997, the Company leased land use rights from Chinese Military Team 81156. The lease term is for 40 years. The Company prepaid the total lease payments amounting to $903,452. At December 31, 2004 and 2003, the net book value of the lease prepayments is $778,474 and $801,061, respectively. The land use rights acquired in the HSPL acquisition of $7,129,300 on October 12, 2004 is being amortized over 50 years, the life of land use rights.

         Amortization expense for years ended 2004 and 2003 was $58,864 and $22,587, respectively.

         Amortization expense for the next five years and thereafter is as follows:

             2005                                                $       165,172
             2006                                                        165,172
             2007                                                        165,172
             2008                                                        165,172
             2009                                                        165,172
             Thereafter                                                7,045,637
                                                                 ---------------
             Total                                               $     7,871,497
                                                                 ===============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


9.       PLANT AND EQUIPMENT

         Plant and equipment consist of the following as of December 31:

                                                       2004            2003
                                                   -------------   -------------
              At cost:
                Buildings                          $  5,591,534    $  4,853,465
                Machinery and equipment               7,527,745       2,876,838
                Leasehold improvements                   71,406          71,406
                Motor vehicles                          392,084         307,483
                Office equipment and furniture          264,451         121,046
                Other equipment                          85,020          97,385
                                                   -------------   -------------
                                                   $ 13,932,240    $  8,327,623
                                                   -------------   -------------
              Less : Accumulated depreciation
                Buildings                            (1,096,180)       (864,754)
                Machinery and equipment              (4,150,720)       (605,446)
                Leasehold improvements                  (40,610)        (33,470)
                Motor vehicles                         (249,534)       (195,984)
                Office equipment and furniture         (243,667)        (94,827)
                Other equipment                         (82,753)        (69,381)
                                                   -------------   -------------
                                                     (5,863,464)     (1,863,862)
                                                   -------------   -------------

              Plant and equipment, net             $  8,068,776    $  6,463,761
                                                   =============   =============

         Depreciation expense for years ended 2004 and 2003 was $572,218 and $460,565, respectively.

         A motor vehicle amounting to $34,046 was registered in the name of a director as at December 31, 2004. The transfer of the title is still in progress.

         A motor vehicle amounting to $68,386 was encumbered by a finance lease at December 31, 2004.

10.      INCOME TAXES

         (a)      CORPORATE INCOME TAX ("CIT")

         In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 15% and 33%. The corporate income tax rate for Harbin Bioengineering was 15% for 2004 because the Company is considered as a high technology company by the Chinese government. When the Chinese government considers that Harbin Bioengineering is no longer a high technology company, they will be taxed at 33% corporate income tax rate. No determination can be made at this point how long Harbin Bioengineering will be taxed at the 15% corporate income tax rate.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


10.      INCOME TAXES (CONTINUED)

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying the CIT rate of 15 percent of profit of Harbin Bioengineering, and 33 percent of net profit of HSPL):

                                                       2004            2003
                                                   -------------   -------------

             Computed "expected" expense           $   2,216,626   $   1,138,636
             Permanent difference                             --              --
                                                   -------------   -------------
             Income tax expense                    $   2,216,626   $   1,138,636
                                                   =============   =============

         The provisions for income taxes for each of the two years ended December 31 are summarized as follows:

                                                       2004            2003
                                                   -------------   -------------

             Current                               $   2,190,944   $   1,113,959
             Deferred                                     25,682          24,677
                                                   -------------   -------------
                                                   $   2,216,626   $   1,138,636
                                                   =============   =============

        The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003:

                                                       2004            2003
                                                   -------------   -------------
             Deferred tax assets:
             Write off of prepayment               $      52,548   $      52,150
             Amortization                                 29,050              --
             Depreciation                                 20,746              --
             Expenses not yet deductible for
               tax purposes                               57,614          44,470
                                                   -------------   -------------
             Deferred tax assets                   $     159,958   $      96,620
                                                   -------------   -------------

             Deferred tax liabilities:
             Welfare expense                              66,547              --
             Depreciation                                 40,654              --
             Revenue not yet taxable for tax purposes         --          18,181
                                                   -------------   -------------
             Deferred tax liabilities                    107,201          18,181
                                                   -------------   -------------
             Net deferred tax assets               $      52,757   $      78,439
                                                   =============   =============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


10.      INCOME TAXES (CONTINUED)

         (b)      VALUE ADDED TAX ("VAT")

         In accordance with the relevant taxation laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct there from the VAT it has paid on eligible purchases.

         The VAT payable balance of $471,595 and $140,120 at December 31, 2004 and 2003, respectively are included in other payables and accrued expenses in the accompanying consolidated balance sheets.

11.      SHORT-TERM BANK LOANS

         Short-term bank loans are summarized as follows:

                                                       2004            2003
                                                   -------------   -------------
         Bank of China, Harbin Nangang Branch,
           interest at 6.435% per annum
             Due August 18, 2004                              --         481,928
             Due November 17, 2004                            --         963,855
             Due August 18, 2005                         481,928              --
             Due November 17, 2005                       963,855              --
                                                   -------------   -------------
                                                   $   1,445,783   $   1,445,783
         Industrial and Commercial Bank of China,
           Dongzhi Branch, interest at 7.254%
             per annum
           Due December 31, 2005                       3,614,458              --
                                                   -------------   -------------
                                                   $   5,060,241   $   1,445,783
                                                   =============   =============

         All of the short-term bank loans due in 2004 were renewed in 2004. Interest expense, which is paid quarterly, was $130,601 and $92,987 in 2004 and 2003, respectively and is included in interest expenses, net.

         The short-term bank loans from Bank of China in the amount of $481,928 and $963,855 were secured by a guarantee by Harbin Three Happiness Group, a company affiliated with the Company through common ownership.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


12.      DUE TO SHAREHOLDERS

         Due to shareholders are unsecured, interest free, and have no fixed repayment term.

13.      COMMITMENTS AND CONTINGENCIES

         The Company entered into an unconditional purchase commitment during 2004 to purchase equipment. The future obligations of the Company under this commitment are as follows:

             2005                                                $       536,739
             Thereafter                                                       --
                                                                 ---------------
             Total                                               $       536,739
                                                                 ===============

14.      SHAREHOLDERS' EQUITY

         A.       PREFERRED STOCK

         The Company authorized 2,000,000 shares $.001 par value Class A Preferred Stock. The Class A Preferred Stock provides the holder(s) with aggregate voting rights constituting 25% of total voting rights in the Company as well as a liquidation preference. In February 2003, the Company issued 1,000,000 shares of Class A preferred stock for the acquisition of the protein peptide project. The preferred shares have preference over common stock in terms of any liquidation or distribution of assets or retained earnings. No liquidation distribution can be made until the holders of the preferred stock receive the original value of their investment of $1,000 plus any accrued and unpaid dividends. There is no dividend provided for the outstanding preferred stock. The Company valued the 1,000,000 shares of the Class A preferred stock at $1,000 based on:

                  1. The Company has not registered any of the Class A preferred stock with the Securities and Exchange Commission and therefore there is no market for the stock. The shares are also not convertible into the Company's common stock.

                  2. The par value of the stock, which was $ 0.001 per share, was used as the basis for the Company to value the organizing effort of Mr. Shujun Liu in coordinating and providing the soybean protein peptide project.

                  3. With reference to the voting power represented by the Class A preferred stock, by the time the 1,000,000 shares of Class A preferred stock were issued to Mr. Shujun Liu, he owned more than 50% of the outstanding common stock of the Company and was the single largest shareholder. This implied that the 25% voting power represented by the Class A preferred stock did not create any additional value to Mr. Shujun Liu.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         B.       WARRANTS

         The Company issued common stock purchase warrants to various consultants, strategic partners and investors.

         On July 18, 2003, the Company entered into a $3 million investment agreement ("Investment Agreement") with BH Capital Investment, LP and Excalibur Limited Partnership ("Investors") to purchase Company's common stock. The Company granted to Investors 450,000 warrants to purchase Company's common stock at $0.30 per share and agreed to issue warrants to purchase Company's common stock of equal value to 15% of the investment sum pursuant to the investment agreement at 120% of the closing bid price of the Company's stock (the "15% Warrants"), which were not issued in 2003 but contingent to the completion of investment. Also, Company issued 300,000 warrants to purchase Company's common stock at $0.30 per share to FirsTrust Group, Inc. ("FirsTrust") or its designees for commitment and advisory fees. The warrants are immediately exercisable and expire 5 years from the grant date. The warrants were valued using the Black-Scholes pricing model using the flowing assumptions: no expected dividend yield; volatility rate of 252%; risk free interest rate of 2.89% and expected life of 5 years, resulting in a total fair value of $555,000. The amount was expensed for the year ended December 31, 2003 and also resulted in an increase to additional paid-in capital by $555,000.

         On December 5, 2003, the Company and the Investors amended the Investment Agreement to waive the 15% Warrants and replaced by 180,000 warrants to purchase Company's common stock at $2.50 per share. On June 3, 2004, the Company has signed Amendment No. 2 to the Investment Agreement and the Investors agreed to waive all the registration rights relating to the warrants issued to the Investor in connection with execution of the Investment Agreement.

         On June, 30, 2004, the Company paid $ 25,000 to purchase back from unrelated third parties 450,000 warrants to purchase Company's common stock at $0.30 per share and 180,000 warrants to purchase Company's common stock at $2.50 per share that were originally issued to the Investors and 276,000 warrants to purchase Company's common stock at $0.30 per share that were originally issued to FirsTrust. The Company was returned the original warrant documents and the Company cancelled the warrants subsequently.

         On December 14, 2004, the Company paid $4,000 to purchase back from unrelated third parties 13,000 shares of warrants to purchase Company's common stock at $0.30 per share that were originally issued to FirsTrust. The Company was returned the original warrant documents and the Company cancelled the warrants subsequently.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         B.       WARRANTS (CONTINUED)

         As of December 31, 2004, 11,000 warrants to purchase the Company's common stock at $0.30 per share that were originally issued to FirsTrust on July 18, 2003 in connection with the Investment Agreement, were still outstanding. The warrants were valued using the Black-Scholes pricing model resulting in a total charge to general and administrative expenses of $20,350 for the year ended December 31, 2003. The warrants were valued using the Black-Scholes pricing model using the flowing assumptions:

               Weighted average of expected risk free rate: 2.89%

               Expected years to exercise date                    : 5 year
               Expected stock volatility                          : 252%
               Expected dividend yield                            : 0%

         On November 23, 2004, the Company completed a private placement of $6 million of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended. Pursuant to the Subscription Agreement, the Company issued 7,500,000 warrants to purchase Company's common stock, exercisable within 3 years from the date of completion of a registration statement at $0.85 per share, and 3,000,000 warrants to purchase Company's common stock, exercisable within 3 years from the date of completion of a registration statement at $1.60 per share. The proceeds from the private placement attributable to the warrants have been included with the total net proceeds in additional paid-in capital. The following table summarizes information about all common stock purchase warrants outstanding as of December 31, 2004. All warrants were exercisable as of December 31, 2004.

         The following table summarize the outstanding warrants as of December 31, 2004:

Range of Exercise          Number of Warrants            Weighted Average
      Prices                  Outstanding                 Exercise Price              Expiration Dates
-------------------     -------------------------      ----------------------     ------------------------
      $0.30                      11,000                        $0.30                   July 17, 2008
      $0.85                    7,500,000                       $0.85                   April 7, 2008
      $1.60                    3,000,000                       $1.60                   April 7, 2008
                        -------------------------
                               10,511,000
                        =========================

* Estimated expiration only because the expiration date of the warrants will be 3 years after the completion of registration. Also see Note 14 (D).

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         B.       WARRANTS (CONTINUED)

         The following table summarizes the warrant activities of the Company for the years ended December 31, 2004 and 2003:

                                                                              Weighted Average
                                                   Warrants Granted            Exercise Price
                                                  ----------------------    ----------------------
           Outstanding January 1, 2003                               --                        --
                Granted                                        930,000                     $0.73
                Exercised                                            --                        --
                Cancelled                                            --                        --
                                                  ----------------------    ----------------------
           Outstanding December 31, 2003                       930,000                     $0.73
                Granted                                     10,500,000                     $1.06
                Exercised                                            --                        --
                Cancelled                                     (919,000)                    $0.73
                                                  ----------------------    ----------------------
           Outstanding at December 31, 2004                 10,511,000                     $1.06
                                                  ======================    ======================
           Exercisable at December 31, 2004                 10,511,000                     $1.06
                                                  ======================    ======================

         C.       STOCK OPTIONS

         In March 2004, the Company's board of directors formally adopted a stock option plan (the "Plan"), which was considered by the directors in late 2003. That Plan provides for the grant of options to employees, officers, directors and consultants. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan is presently administered directly by the Company's board of directors. Subject to the provisions of the Plan, the Company's board of directors determines who receives stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of the exercise of the options and exercise prices, as well as any other pertinent terms of the options. The Company entered into employment agreements with four of the Company's top executives, officers and directors in March 2004 effective October 1, 2003. Under the four employment agreements, the Company shall pay an aggregate of $32,000 of value of stock options per quarter to four of the Company's officers and directors under the agreements. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00.

         In June 2004, employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         on the last day of the quarter, the employees would not be entitled to their quarterly stock options. At the quarters ended December 31, September 30 and June 30, 2004, the closing stock prices were $1.53, $1.35 and $1.75, respectively. According to the employment agreements as amended, no options were granted to the employees for those three respective quarters.

         To summarize, the Company granted stock options to purchase 23,704 and 19,393 shares of common stock under the four employment agreements in 2004 and 2003, respectively.

         The following table summarizes the stock option activity:

                                                                                    Weighted Average
                                                            Options Granted          Exercise Price
                                                           ------------------     ----------------------
            Outstanding January 1, 2003                                   --                         --
                  Granted                                             19,393  $                     2.0
                  Exercised                                               --                         --
                  Cancelled                                               --                         --
                                                           ------------------     ----------------------
            Outstanding December 31, 2003                             19,393  $                     2.0
                  Granted.                                            23,704                        2.0
                  Exercised                                               --                         --
                  Cancelled                                               --                         --
                                                           ------------------     ----------------------
            Outstanding at December 31, 2004                          43,097  $                     2.0
                                                           ==================     ======================
            Exercisable at December 31, 2004                          43,097  $                     2.0
                                                           ==================     ======================

         The following table summarizes information about stock options outstanding as of December 31, 2004:

                                         Options Outstanding                               Options Exercisable
--------------------- ---------------------------------------------------------- ----------------------------------------
                                                             Weighted Average
                                      Weighted Average           Remaining                                   Weighted
    Range of           Number of       Exercise Price        Contractual Life          Number of             Average
 Exercise Prices        Shares                                  (in years)              Shares            Exercise Price
------------------    ------------    ------------------    --------------------    ----------------      ---------------
        $2.0            43,097             $2.0                   4.0                     43,097            $2.0
                      ------------                                                     -------------
                        43,097                                                            43,097
                      ============                                                     =============

         The weighted average fair value per share of the 43,097 options issued under the Plan is $2.82 per share.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         D.       ISSUANCE OF RESTRICTED COMMON STOCK

         RESTRICTED COMMON STOCKS ISSUED TO FOCUS PARTNERS, LLC

         During 2002, the Company appointed Focus Partners, LLC to provide investor relations services to the Company. In the contract, the Company agreed to issue them restricted common stock for their services. Their services were terminated in early 2003 because of a dispute on the quality of the services. The Company did not pay and Focus Partners, LLC had not requested the Company to pay the common stock and therefore the Company considered the chance of issuing the stock remote in 2003. In early 2004, the Company reached a settlement with Focus Partners, LLC and agreed to issue 309,000 shares of restricted stock to Focus Partners, LLC. On April 7, 2004 and December 18, 2004, the Company issued 206,000 shares and 103,000 shares of restricted stock of the Company to Focus Partners, LLC, respectively. The 309,000 shares of restricted stock issued to Focus Partners, LLC were valued based on the settlement date resulting in a total value of $145,815.

         COMMON STOCK ISSUED FOR CONSULTING SERVICES

         On July 9, 2004, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to register a total of 700,000 shares of common stock of the Company as compensation that related to the nine consulting agreements entered into between the Company and nine unrelated individuals effective July 1, 2004. These individuals were engaged to provide various kinds of services to the Company, including set up of regional offices, marketing and sales channelling, negotiation with government regulatory agencies, reviewing and improving the internal control system and implementation of the Company's website. These consulting agreements had terms ranging from 1 year to 3 years. The common stock issued as the consideration of these consulting agreements were valued based on the closing market price of the Company's common stock ($1.70 per share) at the date of agreements and the consideration of all 9 consulting agreements were valued at $1,190,000 in the aggregate. The Company amortizes the expense over the term of the consulting agreements. For the year ended December 31, 2004, $261,800 was amortized to general and administrative expense and $928,200 was deferred consulting expenses at December 31, 2004.

         Stern & Co. was contracted by the Company as its investor relations company from June 1, 2004 to May 31, 2005. However, the Company terminated the services of Stern & Co. early, and as a compensation for the early termination, the Company negotiated and settled with Stern & Co. by issuing 12,000 shares of restricted common stock of the Company on December 6, 2004. The common stock was valued at $1.68 per share according to the closing stock price on the date the stock was issued for a value of $20,160.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         D.       ISSUANCE OF RESTRICTED COMMON STOCK (CONTINUED)

         COMMON STOCK ISSUED FOR CONSULTING SERVICES (CONTINUED)

         On October 20, 2003, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to register a total of 800,000 shares of common stock of the Company as compensation that related to the four consulting agreements entered between the Company and four unrelated individuals effective October 1, 2003. These individuals were engaged to provide various kinds of services to the Company, including set up of marketing, channelling, commercial researches and internal control processes implementation. These consulting agreements had terms ranging from 1 year to 3 years. The common stock issued as the consideration of these consulting agreements were valued based on the closing market price of the Company's common stock ($1.97 per share) at the date of agreements and the consideration of all four consulting agreements were valued at $1,576,000 in the aggregate. The Company amortizes the expense over the term of the consulting agreements. For the years ended December 31, 2004 and 2003, $535,182 and $282,366 were amortized to general and administrative expense, respectively and $758,452 and $1,293,634 were deferred consulting expenses at December 31, 2004 and 2003, respectively.

         ISSUANCE OF RESTRICTED COMMON STOCK IN $6.0 MILLION PRIVATE PLACEMENT

         The Company completed a private placement of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended on November 23, 2004. The Company entered into a stock subscription agreement ("Subscription Agreement"), with eighty-five (85) accredited investors ("Subscribers"). Pursuant to the Subscription Agreement, the Subscribers purchased six million (6,000,000) shares of the Company's common stock at a per share purchase price of $1.00 in a private placement, resulting in $6,000,000 of gross proceeds to the Company. The offering consisted of investment units, each comprised of one share of the Company's common stock sold at a purchase price per share of $1.00, a 3-year Class A stock purchase warrant to purchase 1 share of common stock exercisable at $0.85, and a 3-year Class B stock purchase warrant to purchase 1/2 share of common stock exercisable at $1.60. The Company paid fees and commissions in the aggregate amount of $561,386 in connection with this offering.

         Upon the execution of the Subscription Agreement, the Company issued to the Subscribers (i) ten (10) Class A warrants and (ii) five (5) Class B warrants for every ten (10) Shares purchased by them under the Subscription Agreement. The warrants will expire three (3) years from the effectiveness of the registration statement and contain a cashless exercise provision.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


14.      SHAREHOLDERS' EQUITY (CONTINUED)

         D.       ISSUANCE OF RESTRICTED COMMON STOCK (CONTINUED)

         ISSUANCE OF RESTRICTED COMMON STOCK IN $6.0 MILLION PRIVATE PLACEMENT (CONTINUED)

         Westminster Securities Corporation of New York served as placement agent in connection with this offering. As compensation for its services, Westminster received Class A stock purchase warrants exercisable for a total of 1.5 million shares of AOBO's common stock, subject to adjustment provisions set forth in such warrants, and otherwise on the same terms and conditions as the Class A stock purchase warrants issued to the investors in the offering.

         The securities sold in this offering have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company agreed to register the resale of the shares of common stock and the shares issuable upon exercise of the warrants, all shares issued to the investors in this private placement, on the terms and conditions set forth in Company's subscription agreements with the investors. Subsequent to the completion of signing of the Subscription Agreements with respect to the private placement, the Company filed a Form SB-2 registration statement under the Securities Act of 1933 to register 16,500,000 shares of the common stock on behalf of the subscribers, which represents:

         1.       6,000,000 shares issued pursuant to a private placement;
         2. 7,500,000 shares issuable upon exercise of Class A warrants issued in the private placement;
         3. 3,000,000 shares issuable upon the exercise of Class B warrants issued in the private placement.

         The Company is currently in default of a provision in the private placement agreement. The agreement requires that a registration statement be declared effective by the Securities and Exchange Commission within 120 days after the closing of the private placement (March 20, 2005) to register 16,500,000 share of common stock. The registration statement was not declared effective by the required date. The Company is required to pay to the subscribers a penalty of one and one-half percent (1.5%) of their investment per month pro rated on a daily basis for the first sixty (60) days, and thereafter for each thirty (30) days at a rate of two percentage (2%) of their investment pro rated on a daily basis.