Form 10KSB/A
period 2002-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-18
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB/A
(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the annual period ended December 31, 2002

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

Explanatory Note Regarding the Purpose of this Amendment

American Oriental Bioengineering, Inc. is filing this report on Form 10-KSB/A to amend its annual report for the period ended December 31, 2002. The date of filing the original Form 10-KSB for the period ended December 31, 2002, was April 14, 2003. The main body of the report and of the financial statements contained in the Form 10-KSB are not amended. We are filing this amendment to include, in Item 13, the Exhibit List that was inadvertently omitted from the original filing.

                                TABLE OF CONTENTS


PART III

Item 13.    Exhibits and Reports on Form 8K .................................13

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit
Number                 Title
------                 -----
2.1 Purchase Agreement, dated as of August 18, 2002, by and between American Oriental Bioengineering, Inc. ("AOBO"), a Nevada corporation and Shujun Liu (the "Project Owner") (incorporated by reference to the Report on Form 14-C of American Oriental Bioengineering, Inc. (Commission File No. 000-29785), filed with the Commission on October 15, 2002).

10.1 Consulting Agreement, dated as of June 2, 2002, by and between American Oriental Bioengineering, Inc. ("AOBO"), a Nevada corporation and Bai Cao (the "Consultant") (incorporated by reference to the Report on Form S-8 of American Oriental Bioengineering, Inc. (Commission File No. 333-92370), filed with the Commission on July 15, 2002).

10.2 Consulting Agreement, dated as of June 2, 2002, by and between American Oriental Bioengineering, Inc. ("AOBO"), a Nevada corporation and Kou Yu Min (the "Consultant") (incorporated by reference to the Report on Form S-8 of American Oriental Bioengineering, Inc. (Commission File No. 333-92370), filed with the Commission on July 15, 2002).

10.3 Consulting Agreement, dated as of June 2, 2002, by and between American Oriental Bioengineering, Inc. ("AOBO"), a Nevada corporation and Zhong Bing Xiao (the "Consultant") (incorporated by reference to the Report on Form S-8 of American Oriental Bioengineering, Inc. (Commission File No. 333-92370), filed with the Commission on July 15, 2002).

16 Letter, dated May 16, 2002 from Larry O'Donnell, CPA, PC, the Registrant's former auditor, to the Securities and Exchange Commission pursuant to Item 4 of Form 8-K/A report (incorporated by reference to the Report on Form 8-K/A American Oriental Bioengineering, Inc. (Commission File No.000-29785, filed with the Commission on June 3,
         2002).

21       Subsidiaries of the Registrant

31.1 Certification of Shujun Liu, Chief Executive Officer of American Oriental Bioengineering, Inc. pursuant to Rule 13a -14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Yanchun Li, Chief Financial Officer of American Oriental Bioengineering, Inc. pursuant to Rule 13a - 4(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.1 Certification of Chief Executive Officer of American Oriental Bioengineering, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Shujun Liu.

31.2 Certification of Chief Financial Officer of American Oriental Bioengineering, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Yanchun Li.

(b)      Reports on Form 8-K.

No report on Form 8-K was filed during the last quarter of the period covered by this report.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN ORIENTAL BIOENGINEERING, INC.


By /s/  Shujun Liu
   ------------------------------------
   SHUJUN LIU
   CHIEF EXECUTIVE OFFICER AND CHAIRMAN

DATED: APRIL 18, 2005