Form 10KSB/A
period 2003-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-18
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

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
                                                    1,000,000

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

Explanatory Note Regarding the Purpose of this Amendment

American Oriental Bioengineering, Inc. is filing this report on Form 10-KSB/A to amend its annual report for the period ended December 31, 2003. The main body of the financial statements contained in the Form 10-KSB are not amended. The Management Discussion and Analysis and the notes to the financial statements were expanded and revised to provide discussion and explanation in greater detail. The date of filing the original Form 10-KSB for the period ended December 31,2003, was April 15, 2004. The reasons that we are filing this amendment are as follows:

1. Item 6. Management Discussion and Analysis. We have amended the "Critical Accounting Policies and Estimates" discussion to describe in greater detail why estimates are made with respect to net realizable value of our accounts receivable and inventories. Our "Revenues, Cost of Revenues and Gross Margin" and our "Selling and Marketing Expenses" discussions comparing the year ended December 31, 2003 to the year ended December 31, 2002, have been revised. Finally, our discussion of the "cash" portion of the "liquidity and capital resources" section has been expanded.

2. Item 7. Financial Statements. Our Report of Independent Auditors has been revised to clarify that the audit was performed in accordance with the standards of the Public Company Accounting Oversight Board. We have clarified that the amounts previously attributable to "selling and administrative expenses" are more accurately attributable to "selling and marketing expenses". In Note 5, we have changed the item previously titled "Property, Plant and Equipment" to "Plant and Equipment". This change is necessary to reflect the fact that the Company does not own its property, but uses it in accordance with a land use right granted by the PRC. This change is also reflected in Note 3(D). We expanded our discussion regarding Stock- Based Compensation in Note 3(0). Notes 3(S),(T), and (U) have been added. Note 11, regarding our preferred shares, has been expanded. Note 12 has been expanded to include a discussion regarding "Related Party Payables and Receivables".

3. Item 8A. Controls and Procedures has been revised in this amendment.

4. We have filed new Rule 13a-14(a)/15d-14(a) and Section 1350 Certifications in connection with this amended filing.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

PART II

   ITEM 6.   Management Discussion and Analysis of Financial Condition
               and Results of Operations                                      4

   ITEM 7.   Financial Statements                                             15

   ITEM 8A.  Controls and Procedures                                          16

PART III

   ITEM 13.  Exhibits and Reports on Form 8K                                  16

                                     PART I

                                     PART II

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

         The Company did not provide any reserves against its accounts receivable or inventories at December 31, 2003 and 2002. Management's estimation that there are no reserves is based on the facts that our sales are paid for on a timely basis and there are currently no significant aged accounts receivable and the current inventory turnover is sufficiently high to realize the current carrying value of the inventories. In addition, some of our raw material inventories appreciate in value as demand for certain commodities used in our processes have appreciated in market value. In making this judgment, management has reasonably assumed, based on the past and current experience, that the current demand trend for our products will continue in the near future and that our inventory turnover will maintain this efficiency level. The Company closely tracks the payment record of its customers. Based on the current payment record, management has assumed that our customers will continue to pay their outstanding invoices timely, and that our customers' financial position will not deteriorate significantly in the near future to impair their ability to pay for purchases from the Company. However, while we currently do not believe that actual results will differ materially in the near future from our current estimates, if customer demand for our products decreases significantly in the near future, or if the financial positions of our customers deteriorate in the future, the Company might have to provide reserves or write-downs on its accounts receivable and inventories.

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

         The majority of the Company's revenue results from sales contracts with distributors and, in a significant number of cases, payments are received upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. We conduct a credit background check on new customers as a means of reducing risks and subjectivity and to assure collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES, COST OF REVENUES AND GROSS MARGIN

Total Sales increased by $10,662,953 or 105% from $10,199,756 for the year ended December 31, 2002 to $20,862,709 for the year ended December 31, 2003.

Cost of sales increased by $3,604,940 or 92% from $3,908,072 in 2002 to $7,513,012 in 2003. The main reason for the increase in sales and cost in sales was the increase of sales of our products. Compared to 2002, our sales revenue from our three main categories of products for 2003 were as follows:

                                                                                  Increase /
                  Product series                                                  (decrease)
                                                         REVENUE                   in sales
                                                 2003              2002            revenue
                                               -------------    -------------    -------------
         Health food supplement                $  1,879,190     $  2,728,769     $   (849,579)
         Chinese herbal medicinal products       12,946,143        7,470,987        5,475,156
         Soybean protein peptide                  6,037,376               --        6,037,376
                                               -------------    -------------    -------------
         TOTAL REVENUE                         $ 20,862,709     $ 10,199,756     $ 10,662,953
                                               =============    =============    =============

In 2003 the sales of our Chinese herbal medicinal products increased by $5,475,156, or 73% as compared to 2002. This was mainly due to the fact that our Cease enuresis soft gel and other Chinese herbal medicinal products gained substantial market recognition and an increased positive reputation and, as a result, the demand for our Chinese herbal medicinal products increased compared to 2002.

However, sales revenue from our health food supplement series decreased from $2,728,769 to $1,879,190, or 31% from 2002, mainly due to severe competition in the health food supplement market in China.

Also, in 2003 we launched a new soybean protein peptide series and this contributed to additional revenue in 2003 compared to 2002. In 2003 soybean protein peptide contributed $6,037,376 sales revenue to the Company.

Cost of sales increased in 2003 compared to 2002 as a result of an increase in sales revenue. The increase in cost of sales by product categories was as follows:

                                                                                  Increase /
                  Product series                                                  (decrease)
                                                       COST OF SALES              in cost of
                                                   2003            2002              sales
                                               -------------    -------------    -------------
         Health food supplement                $    753,643     $  1,202,603     $   (448,960)
         Chinese herbal medicinal products        6,135,025        2,705,469        3,429,556
         Soybean protein peptide                    624,344               --          624,344
                                               -------------    -------------    -------------
         TOTAL COST OF SALES                   $  7,513,012     $  3,908,072     $  3,604,940
                                               =============    =============    =============

         The cost of sales of health food supplement series decreased by $448,960, or 37% in 2003 compared to 2002. This resulted in a 31% reduction in sales revenue in 2003 compared to 2002.

         The cost of sales of Chinese herbal medicinal products increased by $3,429,556, or 127% in 2003 compared to 2002. This resulted in an increase of 73% in sales revenue from Chinese herbal medicinal products. The percentage increase in cost of sales was higher than the proportional increase in sales revenue and reduced the profit margin from 64% in 2002 to 53% in 2003. The Company devoted extra resources and raw material in the course of production in order to substantially increase the production volume to meet the surge in sales, causing a reduction in profit margin. However, in monetary terms, our profit margin for Chinese herbal medicinal products still increased by $2,045,600 or 30% in 2003 compared to 2002.

         The overall profit margin for the Company was 64% in 2003, compared to 62% in 2002.

        SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased from $973,560 in 2002 to $1,582,190 in 2003, representing a 63% increase. In 2003, the Company spent $385,015 for the payroll of our sales and marketing executives and employees, which was approximately the same as 2002. However, the Company spent an additional of $608,630 overhead to support our sales and marketing department as a result of our increased sales and marketing activities.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased from $1,254,533 in 2002 to $2,808,334 in 2003, or a 124% increase. During 2003, the Company spent $311,957 in payroll expenses in 2003 as compared to $223,034 in 2002. This increase was due to the fact that we hired a number of additional executives to support our increased business activities. The Company also spent an additional $1,464,878 in non-payroll overhead in 2003 as compared to 2002. The figures are detailed below.

         Compensation to directors                            $  123,750
         Stock based consultant expenses                         884,183
         Legal and other professional fee                        319,097
         Other non-payroll expenses                              137,848
                                                              -----------
         TOTAL                                                $1,464,878
                                                              ===========

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

LIQUIDITY AND CAPITAL RESOURCES

CASH

         Our cash balance increased by $2,550,134 to $5,336,857 at December 31, 2003, as compared to $2,816,723 at December 31, 2002. The cash flow attributable to operating activities amounted to $2,719,666 in 2003, representing an increase of $698,265 from 2002. This increase mainly resulted from an increase of net income of $3,474,589 in 2003 compared to 2002, offset by an increase in inventory of $2,051,061 and trade receivables of $1,784,113 (increase in sales revenue and operating activities in our Company in 2003 caused increased needs in working capital, i.e., increase in inventory and trade receivables). However, increase in trade receivables has not created a material increase in accounts payable (an increase of $671,584 in 2003). This is because the raw material for producing soybean protein and herbal medicinal products originates from agricultural products and crops cultivated by the farmers in Harbin. The farmers did not take credit and all transactions were on a cash basis. As a result, the increase in production volume has not created a corresponding increase in accounts payable. During 2003, the Company also incurred $1,034,183 of non-cash amortization compared to 2002. This amount was attributable to warrants, issued in connection with our 2003 Investment Agreement, and deferred consulting expenses paid as stock based compensation.

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

ITEM 7.  FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC.                                     Pages
--------------------------------------                                     -----
December 31, 2003 and 2002
--------------------------

Report of Independent Registered Public Accounting Firm                      F-2
Prior Auditors' Reports                                                      F-3
Consolidated Balance Sheets as of December 31, 2003 and
   December 31, 2002                                                     F4 - F5
Consolidated Statements of Income for the years ended December
   31, 2003 and 2002                                                         F-6
Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2003 and 2002                                    F-7
Consolidated Statements of Cash Flows for the years
   ended December 31, 2003 and 2002                                          F-8
Notes to Consolidated Financial Statements                              F9 - F27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Oriental Bioengineering, Inc. and Subsidiaries
Nangang District, Harbin, China

We have audited the accompanying consolidated balance sheet of American Oriental Bioengineering, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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
                             (UNITED STATES DOLLARS)

                                     ASSETS
                                     ------

                                                         2003            2002
                                                      -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                         $5,366,857     $2,816,723
    Trade receivables                                  3,256,807      1,472,694
    Inventory                                          2,546,810        495,749
    Prepayments for goods                                868,458        143,584
    Due from related parties                                  --        288,793
    Advances to employees                                 55,116         95,788
    Deferred taxes                                        78,439         68,772
    Deferred merger costs                                 33,334         66,666
    Deferred consulting expenses                       1,569,442        415,625

                                                      -----------    -----------
    TOTAL CURRENT ASSETS                              13,775,263      5,864,394
                                                      -----------    -----------

PLANT AND EQUIPMENT, NET                               7,264,822      4,260,718
                                                      -----------    -----------

OTHER ASSETS, NET                                        632,531        722,892
                                                      -----------    -----------

TOTAL ASSET                                          $21,672,616    $10,848,004
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

                                           F-5

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
           (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                           DECEMBER 31, 2003 AND 2002
                             (United States Dollars)

                                                        2003            2002
                                                     ------------   ------------

SALES                                                $20,862,709    $10,199,756

COST OF SALES                                          7,513,012      3,908,072
                                                     ------------   ------------
GROSS PROFIT                                          13,349,697      6,291,684

SELLING AND MARKETING EXPENSES                         1,582,190        973,560

ADVERTISING                                            2,687,688      1,927,105

GENERAL AND ADMINISTRATIVE EXPENSES                    2,808,334      1,254,533

DEPRECIATION AND AMORTIZATION                            573,874        403,075
                                                     ------------   ------------
INCOME FROM OPERATIONS                                 5,697,611      1,733,411

MERGER COSTS                                             (33,332)      (605,691)

INTEREST                                                 (63,407)       (85,506)

GRANT INCOME                                                  --        120,482

OTHER INCOME                                             139,610        283,313
                                                     ------------   ------------
INCOME BEFORE INCOME TAXES                             5,740,482      1,446,009

INCOME TAXES                                           1,138,636        318,752
                                                     ------------   ------------
NET INCOME                                            $4,601,846     $1,127,257
                                                     ============   ============

NET INCOME PER SHARE
    BASIC                                                  $0.15          $0.11
    DILUTED                                                $0.15          $0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                             31,062,573     10,640,743
    DILUTED                                           31,296,193     10,640,743

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

                                                          F-7

                          AMERICAN ORIENTAL BIOENGINEERING, INC.
                (FORMERLY INTERNET GOLF ASSOCIATION, INC.) AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2003 AND 2002
                                  (UNITED STATES DOLLARS)

                                                                         2003           2002
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVIES:
   Net income                                                        $ 4,601,846    $ 1,127,257
   Adjustments to reconcile net income to net cash
       provided by operating:
   Depreciation and amortization                                         573,874        403,075
   Amortization of warrants and deferred consulting expenses           1,034,183             --
   Deferred taxes                                                         (9,667)        34,344
   (Increase)/decrease in assets:
       Inventory                                                      (2,051,061)       107,771
       Trade receivables                                              (1,784,113)      (383,122)
       Prepayments for goods                                            (724,874)       392,289
       Due from related parties                                          329,465       (245,615)
       Deferred merger cost                                               33,332        357,841
       Deferred consulting expenses                                           --        184,375
   Increase/(decrease) in liabilities:
       Trade payables and accrued expenses                               671,584        152,595
       Payable to related party                                         (138,983)       175,093
       Due to shareholders                                                    --             --
       Income taxes payable                                              261,317        (38,868)
       Government grant                                                       --       (120,482)
       Prepayments for materials                                         (77,237)      (125,152)
                                                                     ------------   ------------
Net cash provided by operating activities                              2,719,666      2,021,401
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                                      (201,761)      (530,131)
                                                                     ------------   ------------
Net cash provided by investing activities                               (201,761)      (530,131)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Inception of finance leases                                            32,229             --
                                                                     ------------   ------------
Net cash provided by financing activities                                 32,229             --
                                                                     ------------   ------------

NET INCREASE IN CASH AND BANK BALANCES                                 2,550,134      1,491,270
   Cash and cash equivalents, beginning of year                        2,816,723      1,325,453
                                                                     ------------   ------------

   Cash and cash equivalents, end of year                            $ 5,366,857    $ 2,816,723
                                                                     ============   ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
     1 Interest paid                                                 $    92,987    $    85,506
                                                                     ============   ============

     2 Taxes paid                                                    $ 1,113,959    $   323,275
                                                                     ============   ============

     3 In 2003, issued 1,000,000 preferred shares and 20,284,810 common shares in February 2003 valued at $3,285,856 for the asset acquisition discussed in Note 4

     4 Issued 1,100,000 common shares in 2003 valued at $1,633,000 for deferred consulting services

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

C.    INVENTORIES
-----------------

Inventories are stated at the lower of cost or market on the first-in, first-out basis, and include raw material and finished goods.

D.    PLANT AND EQUIPMENT
-----------------------------------

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The percentages applied are:

        Buildings                                          2.5%
        Leasehold improvements                              10%
        Land use rights                             10% to 2.5%
        Machinery and equipment                             10%
        Vehicles                                            20%
        Office equipment and furnishings                    20%
        Other                                               20%

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

M.    REVENUE RECOGNITION
-------------------------

In accordance with the provisions of Staff Accounting Bulletin No. 104, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured

N.    SHIPPING AND HANDLING
---------------------------

The Company does not receive revenue for shipping and handling to customers. Shipping and handling expenses incurred by the Company amounted to $493,744 and $321,886 for the years ended December 31, 2003 and 2002 respectively and are included in selling and marketing expenses in the accompanying consolidated statement of income.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

O.    STOCK-BASED COMPENSATION
------------------------------

The Company recognizes compensation expenses for its stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock. There were no options issued in 2003 and 2002.

Stock-based compensation for service, other than for employees, is accounted for in accordance with the provision of SFAS 123, Accounting For Stock - Based Compensation. Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value is generally then amortized over the term of the services. If the service period is not defined as an earlier or shorter period, the service period is presumed to be the vesting period.


P.    EMPLOYEES' BENEFITS
-------------------------

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Q.    SEGMENTS
--------------

The Company operates in one business segment, the development, production and sale of bioengineered and traditional Chinese herbal medicinal products.

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

S.  PROVISION FOR BAD DEBTS

No provision for bad debts for the years 2003 and 2002 was required.

T.  DEFERRED CONSULTING EXPENSES

Deferred consulting expenses represent the deferred portion of cash issued for services at December 31, 2002 and stock-based compensation at December 31, 2003. Also see Note 3(O) above.

U. RESEARCH AND DEVELOPMENT

Our engineer and technical staff are involved in the production of our products as well as on-going research. We do not segregate the portion of their salaries relating to research and development from their salaries relating to production. The total salaries are included in cost of sales. Other research is performed on a future profit sharing basis conducted by universities and research institutions.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------
V.    RECENT PRONOUNCEMENTS
---------------------------

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

5. PLANT AND EQUIPMENT

PLANT AND EQUIPMENT

                                                      2003               2002
                                                      ----               ----
Buildings, leasehold improvements and
  land use rights                                   5,828,323   $     3,964,116
Machinery and equipment                             2,876,838         1,322,666
Motor vehicles                                        307,483           241,184
Furniture and fixtures                                121,046           118,271
Other                                                  97,385            97,583
                                              ---------------   ---------------
                                                    9,231,075         5,743,820
Less Accumulated depreciation:

Buildings, leasehold improvements and
  land use rights                                   1,000,615           862,699
Machinery and equipment                               605,446           323,047
Motor vehicles                                        195,984           168,104
Furniture and fixtures                                 94,827            76,875
Other                                                  69,381            52,377
                                              ---------------   ---------------
                                                    1,966,253         1,483,102
                                              ---------------   ---------------
Plant and equipment, net                      $     7,264,822   $     4,260,718
                                              ===============   ===============

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

All the Company's buildings are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 10 to 50 years commencing in 1995. Effective January 1, 2003, the Company revised its estimate of the useful life of its buildings from 50 years to 40 years based on its current estimate of future net cash flows. This resulted in approximately $15,637 more in depreciation expenses for the year ended December 31, 2003 compared to 2002. Depreciation and amortization expenses relating to property, plant and equipment was $483,152 and $312,714 for the years ended December 31, 2003 and 2002, respectively.

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
                                              ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

Deferred tax assets:                              2003                  2002
                                              ----------------------------------
Merger costs                                   $      --             $  43,352
Accounts receivable                               52,150                29,379
Plant and equipment                                   --                 4,590
Inventory                                          6,330                 6,332
Other                                              8,850                 4,999
Accounts payable                                  29,290                    --
Net operating loss                               714,643               174,000
Valuation allowance                             (714,643)             (174,000)
                                              ----------------------------------
                                                  96,620                88,652
Deferred tax liabilities:
Accounts receivable                                   --                19,880
Inventory                                         18,181                    --
                                              ----------------------------------
NET DEFERRED TAX ASSET                        $   78,439             $  68,772
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

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

D.    CONSULTING AGREEMENTS
---------------------------

The Company entered in four consulting agreements with individuals effective October 1, 2003. A summary of the agreements is as follows:

1. Agreement 1
--------------

The individual will engage in research and development of bio-engineering technology on drugs and medicines that cure bed wetting disease, and the application of such research results in commercial productivity to enhance existing bed wetting curing herbal medicinal products produced by the Company. The Company issued 300,000 shares of common stock to the individual for such services and valued them based on the closing market price of the Company's common stock ($1.97 per share) for a total value of $591,000. The Company is amortizing the expense over the term of the consulting agreement for 3 years, resulting in consulting expense of $49,250 for the year ended December 31, 2003 and deferred consulting expense of $541,750 at December 31, 2003.

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

RELATED PARTY PAYABLES AND RECEIVABLES

In the ordinary course of the Company's operations, the Company advances cash to its executives for operating type activities such as travel and other related expenses. Additionally, Company executives, at times, also use their own funds for such expenses and then seek reimbursement from the Company. Since these amounts are due to/from related parties for the day to day operations of the Company, the change in such amounts have been incorporated into the accompanying consolidated statements of cash flows as operating activities.

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                   (FORMERLY INTERNET GOLF ASSOCIATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

14. SUBSEQUENT EVENTS

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group, which consisted of the Chief Executive Officer, Chief Financial Officer, one of the members of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10KSB before it was filed with the Commission. The Company did not have any restatements as a result of the SEC staff comments and the Company acknowledges that the Management Discussion and Analysis needed expanded disclosure under the current SEC guidelines and in future filings the Company will continue to expand its Management Discussion and Analysis to be compliant with the SEC rules. In response to the comments of the Staff of the Commission, the Company identified certain areas for improvement, such as a more detailed breakdown discussion of our product lines and inventory treatment. Pursuant to the request of the Staff of the Commission, the Company has made such amendments in its amended periodic reports, and the Company intends to make more detailed disclosure on a going-forward basis. In view of the above, the audit group made their evaluation pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") to the maximum possible extent and to the best knowledge of the audit group. Notwithstanding the matters noted above, and based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

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




                                    PART III

INDEX TO EXHIBITS

Exhibit No.                      Description of Exhibit
-----------                      ----------------------

*3.1 Articles of Incorporation of American Oriental Bioengineering, Inc., as amended.

*3.2          Bylaws of American Oriental Bioengineering, Inc.

*4.1          American Oriental Bioengineering, Inc. 2003 Stock Option Plan.

*10.1 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Shujun Liu.

*10.2 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Yanchun Li.

*10.3 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Jun Min.

*10.4 Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Binsheng Li.

*10.5 Investment Agreement, dated July 18, 2003, between American Oriental Bioengineering, Inc. and BH Capital Investments, LP and Excalibur Limited Partnership.

*10.6 Amendment No. 1, dated as of December 5, 2003, to the Investment Agreement by and among American Oriental Bioengineering, Inc., BH Capital Investments, LP and Excalibur Limited Partnership dated as of July 17, 2003 (including the Investment Agreement and the Registration Rights Agreement attached as an exhibit thereto).

*10.7 Letter Agreement, dated March 31, 2003, between American Oriental Bioengineering, Inc. and FirsTrust Group, Inc.

**10.8 Purchase Agreement, dated August 17, 2002, between American Oriental Bioengineering, Inc. and Shujun Liu, the existing Chairman and CEO of American Oriental Bioengineering, Inc.

*21.1         Subsidiaries of the Registrant

***31.1 Certification of Chief Executive Officer of American Oriental Bioengineering, Inc., Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

***31.2 Certification of Chief Financial Officer of American Oriental Bioengineering, Inc., Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

***32.1 Certification of Chief Executive Officer of American Oriental Bioengineering, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2 Certification of Chief Financial Officer of American Oriental Bioengineering, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the SEC by the Registrant on the original Form 10-QSB on April 15, 2004, and incorporated herein by reference.

** Previously filed with the SEC by the registrant on Schedule 14C on October 15, 2002, and incorporated herein by reference.

*** Filed herewith.

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

Date: April 12, 2005                    By: /s/ Shujun Liu
                                            ------------------------------------
                                            Shujun Liu
                                            Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE         TITLE                                          DATE
---------         -----                                          ----

/s/ Shujun Liu    Chairman and Chief Executive Officer           April 12, 2005
--------------    (Principal Executive Officer) and Director
Shujun Liu

/s/ Yahchun Li    Acting Chief Financial Officer                 April 12, 2005
--------------    (Principal Financial and Accounting Officer)
Yahchun Li        and Director

/s/ Jun Min       Director and Vice President                    April 12, 2005
--------------
Jun Min

/s/ Binsheng Li   Director and Chief Accounting and Finance      April 12, 2005
--------------    Officer
Binsheng Li