Form 10QSB/A
period 2004-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-18
CIK 1090514

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

American Oriental Bioengineering, Inc. is filing this report on Form 10-QSB/A to amend its quarterly report for the period ended March 31, 2004. The date of filing the original Form 10-QSB for the period ended March 31, 2004, was May 19, 2004. The main body of the financial statements contained in the Form 10-KSB are not being amended. The Management Discussion and Analysis and the notes to the financial statements were expanded and revised to provide discussion and explanation in greater detail. The reasons that we are filing this amendment are as follows:

1. Item 1. Financial Statements. We have clarified that the amounts previously attributable to "selling and administrative expenses" are more accurately attributable to "selling and marketing expenses". We have changed the item previously titled "Property, Plant and Equipment" to "Plant and Equipment", to reflect the fact that the Company does not own its property, but uses it in accordance with a land use right granted by the PRC. We expanded our discussion regarding Stock-Based Compensation in Note 4. Throughout the financial statements, we have amended our prior references to "fixed assets" to specify that we are referring to our "plant and equipment".

2. Item 2. Management Discussion and Analysis. We have amended the "Critical Accounting Policies and Estimates" discussion to describe in greater detail why estimates are made with respect to net realizable value of our accounts receivable and inventories. Our "Results of Operations" discussions comparing the three months ended March 31, 2003 and 2004 have been revised. Finally, our discussion of the "liquidity and capital resources" section has been expanded.

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

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          o   Condensed Consolidated Balance Sheets                         F-1
          o   Condensed Consolidated Statements of Income                   F-2
          o   Condensed Consolidated Statements of Cash Flows               F-3
          o   Notes to Condensed Consolidated Financial Statements   F-4 to F-7

Item 2.   Management Discussions & Analysis of Financial Condition            8
          and Results of Operations.

Item 3.   Controls and Procedures.                                           11

PART II - OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K.                                  12


                                        PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                           AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                    UNAUDITED
CURRENT ASSETS
    Cash and cash equivalents                                                     $ 5,186,548     $ 5,366,857
    Trade receivables                                                               3,390,428       3,256,807
    Note receivable                                                                 2,409,639              --
    Inventory                                                                       3,732,986       2,546,810
    Prepayments for goods                                                             428,656         868,458
    Advances to employees                                                              86,273          55,116
    Deferred taxes                                                                     78,439          78,439
    Deferred merger costs                                                              25,001          33,334
    Deferred consulting expenses                                                    1,339,009       1,569,442

                                                                                  ------------    ------------
    TOTAL CURRENT ASSETS                                                           16,676,979      13,775,263
                                                                                  ------------    ------------

PLANT AND EQUIPMENT, NET                                                            7,144,245       7,264,822

DEPOSIT FOR MACHINERY                                                                 375,904              --

OTHER ASSETS, NET                                                                     609,941         632,531

                                                                                  ------------    ------------

TOTAL ASSET                                                                       $24,807,069     $21,672,616
-----------                                                                       ============    ============

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                         $ 1,640,169     $ 1,253,826
    Prepayments for materials                                                       1,500,140          76,593
    Bank loans                                                                      1,445,783       1,445,783
    Taxes payable                                                                     313,172         310,480
    Obligation under finance leases within one year                                     6,875           6,780
    Payable to related party                                                           43,243          43,243

                                                                                  ------------    ------------
    TOTAL CURRENT LIABILITIES                                                       4,949,382       3,136,705
                                                                                  ------------    ------------

LONG-TERM LIABILITIES
    Obligation under finance leases                                                    23,185          25,449
                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                   4,972,567       3,162,154
                                                                                  ------------    ------------

SHAREHOLDERS' EQUITY

    Preferred stock, $0.001 par value; 2,000,000 shares authorized;
    1,000,000 shares issued or outstanding at March 31, 2004 and
    December 31, 2003, respectively                                                     1,000           1,000

    Common stock, $0.001 par value; 60,000,000 shares authorized;
    32,725,827 shares issued and outstanding at March 31, 2004 and
    December 31, 2003, respectively                                                    32,726          32,726

    Additional paid-in capital                                                     10,112,734      10,048,734
    Retained earnings
      Restricted portion                                                              534,177         534,177
      Unrestricted portion                                                          9,153,865       7,893,825

                                                                                  ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                         19,834,502      18,510,462
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $24,807,069     $21,672,616
                                                                                  ============    ============


                                                     F-1

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    3 MONTHS ENDED MARCH 31,
                                                     2004              2003
                                                 -------------     -------------

SALES                                            $  5,906,619      $  4,498,662

COST OF SALES                                       1,819,761         1,632,362

                                                 -------------     -------------
GROSS PROFIT                                        4,086,858         2,866,300

SELLING AND MARKETING EXPENSES                        478,731           286,475

ADVERTISING                                           845,773           635,198

GENERAL AND ADMINISTRATIVE EXPENSES                 1,023,697           390,984

MERGER COSTS                                            8,333             8,333

DEPRECIATION AND AMORTIZATION                         145,483           126,395

                                                 -------------     -------------
INCOME FROM OPERATIONS                              1,584,841         1,418,915

INTEREST, NET                                         (23,980)          (23,298)

OTHER INCOME / (EXPENSES)                              12,351            (4,818)

                                                 -------------     -------------
INCOME BEFORE INCOME TAXES                          1,573,212         1,390,799

INCOME TAXES                                          313,172           221,120

                                                 -------------     -------------
NET INCOME                                       $  1,260,040      $  1,169,679
                                                 =============     =============

NET INCOME PER SHARE
    BASIC                                        $       0.04      $       0.06
    DILUTED                                      $       0.04      $       0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                          32,725,827        19,905,715
    DILUTED                                        33,437,031        20,327,937

                        AMERICAN ORIENTAL BIOENGINEERING, INC.
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                           3 MONTHS ENDED MARCH 31,
                                                            2004             2003
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 1,260,039      $ 1,169,679
    Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation and amortization                           145,482          126,395
    Provision for doubtful accounts                          91,724               --
    Deferred merger cost                                      8,333            8,333
    Stock option compensation expenses                       32,000               --
    Deferred consulting expenses                            230,433           75,000
    Changes in operating assets and liabilities:
         Inventory                                       (1,186,176)        (728,939)
         Trade receivables                                 (133,622)      (1,504,979)
         Prepayments for goods                              348,078           54,058
         Due from related parties                                --          330,933
         Advances to employee                               (31,157)              --
         Trade payables and accrued expenses                418,343          368,097
         Prepayments for materials                        1,423,547          418,235
         Payable to related party                                --         (175,093)
         Income taxes payable                                 2,692          186,910

                                                        ------------     ------------
Net cash provided by operating activities                 2,609,716          328,629
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                          (2,315)          (1,162)
    Addition to note receivable                          (2,409,638)              --
    Deposit for machinery                                  (375,904)              --

                                                        ------------     ------------
Net cash uesd in investing activities                    (2,787,857)          (1,162)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of finance leases                              (2,168)              --

                                                        ------------     ------------
Net cash used in financing activities                        (2,168)              --
                                                        ------------     ------------

NET (DECREASE)/INCREASE IN CASH                            (180,309)         327,467
  AND CASH EQUIVALENTS
    Cash and cash equivalents, beginning of period        5,366,857        2,816,723
                                                        ------------     ------------

    Cash and cash equivalents, end of period            $ 5,186,548      $ 3,144,190
                                                        ============     ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
       1 Interest paid                                  $    23,980      $    23,298
                                                        ============     ============

       2 Taxes paid                                     $   310,480      $    83,500
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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussion under "--Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them..

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

The Company did not provide any reserves against its accounts receivable or inventories at March 31, 2004. Management's estimation that there are no reserves is based on the facts that our sales are paid for on a timely basis and there are currently no significant aged accounts receivable and the current inventory turnover is sufficiently high to realize the current carrying value of the inventories. In addition, some of our raw material inventories appreciate in value as demand for certain commodities used in our processes have appreciated in market value. In making this judgment, management has reasonably assumed, based on the past and current experience, that the current demand trend for our products will continue in the near future and that our inventory turnover will maintain this efficiency level. The Company closely tracks the payment record of its customers. Based on the current payment record, management has assumed that our customers will continue to pay their outstanding invoices timely, and that our customers' financial position will not deteriorate significantly in the near future to impair their ability to pay for purchases from the Company. However, while we currently do not believe that actual results will differ materially in the near future from our current estimates, if customer demand for our products decreases significantly in the near future, or if the financial positions of our customers deteriorate in the future, the Company might have to provide reserves or write-downs on its accounts receivable and inventories.

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

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2003
---------------------------

For the quarter ended March 31, 2004 revenues increased by $1,407,957 or 31% to $ 5,906,619 from $4,498,662 as compared to the corresponding period of the prior year. This increase is attributed primarily to the increase in sales volume from our existing product lines. Compared to three months ended March 31, 2003, our sales revenue from our three main categories of products were as follows:

                                                                              Increase /
                                                     SALES REVENUE            (decrease)
                                              THREE MONTHS ENDED MARCH 31,     in sales
         Product series                           2004            2003         revenue
                                               -----------    -----------    -----------
         Health food supplement                $  605,465     $  417,757     $  187,708
         Chinese herbal medicinal products      4,995,155      4,080,905        874,250
         Soybean protein peptide                  345,999             --        345,999
                                               -----------    -----------    -----------
         TOTAL REVENUE                         $5,906,619     $4,498,662     $1,407,957
                                               ===========    ===========    ===========

In the quarter ending March 31, 2004 the sales of our Chinese herbal medicinal products increased by $874,250 or to 21% increase as compared to the same quarter last year. Our distribution strategy of selling Cease enuresis soft gel and other Chinese herbal medicinal through clinic networks and hospitals in 2004 increased our sales revenue compared to 2003.

Sales revenue from our health food supplement series increased by $187,708 in the current quarter as compared to the same quarter last year, representing a 45% increase. We recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in the health food supplement market in China, but we managed to slowly pick up and recover our market penetration in 2004 through intensive marketing and promotional campaigns. As a result, the sales of our health food supplement products increased by 45% against the same quarter last year.

In first quarter of 2004, newly launched soybean protein peptide series contributed to additional $345,999 in sales revenue to the Company. The Company first introduced soybean protein peptide series to the market in the second quarter of 2003, and as a result, revenue from soybean protein peptide series in first quarter of 2004 represented a net increase against the same quarter in 2003.

Cost of sales increased by $187,399 or 11% to $1,819,761 from $1,632,362 for the three months ended March 2004, as compared to the corresponding period of the prior year. This increase resulted from increased product costs incurred as associated with increase in sales of all existing product lines including soybean protein peptide, health food products and herbal medicinal products. The increase in cost of sales by product categories were as follows:

                                                                              Increase /
                                                     COST OF SALES            (decrease)
                                              THREE MONTHS ENDED MARCH 31,     in sales
         Product series                           2004            2003         revenue
                                               -----------    -----------    -----------
         Health food supplement                $  235,797     $  215,162     $   20,635
         Chinese herbal medicinal products      1,531,109      1,417,200        113,909
         Soybean protein peptide                   52,855             --         52,855
                                               -----------    -----------    -----------
         TOTAL COST OF SALES                   $1,819,761     $1,632,362     $  187,399
                                               ===========    ===========    ===========


The cost of sales of our health food supplement series increased by $20,635, or 10% in 2004 compared to 2003. The increase in cost of sales was lower than the proportional increase in sales revenue because the profit margin increased from 48% in 2003 to 61% in 2004. In the same quarter of 2003, our sales of health food supplement decreased because there was increased competition of such products in the Chinese market. Our production volume reduced and this caused a reduction in our profit margin. However, in 2004, our sales in health food supplement products increased, leading to an increase in production volume and profit margin in first quarter of 2004.

The cost of sales of our Chinese herbal medicinal products increased by $113,909, or 8% in 2004 compared to 2003 as a result of an increase in 21% in sales revenue from Chinese herbal medicinal products. The increase in cost of sales was lower than the proportional increase in sales revenue because the profit margin increased from 65% in 2003 to 69% in 2004. The Company increased its production volume to meet the sales increase and hence improved the profit margin through the increased scale of production.

The overall profit margin for the Company was 69% in 2004, which represented an improvement of 5% as compared to 64% in 2003.

Selling and marketing expenses increased by $192,256 or 67% to $478,731 as compared to the corresponding period of the prior year. In the first quarter of 2004, the Company spent $95,054 for the payroll of our sales and marketing executives and employees, which was approximately the same as the first quarter of 2003, which was $92,825. The increase in selling and marketing expenses was attributed primarily to increased selling and marketing overhead as compared to the first quarter of the prior year in order to capture the increase in sales revenues for the quarter ending March 31, 2004, as compared to the same quarter of last year. The Company spent $383,677 in the first quarter of 2004 for sales and marketing overhead, an increase of $190,027, or 98%, against the same quarter last year, which was $193,650. Increased marketing and sales support through increase resources contributed to the increase of our sales in health food supplement products.

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

Cash flow from operating activities amounted to $2,609,716 in the first quarter of 2004, an increase of $2,281,087 from $328,629 in the same quarter of 2003. During the current quarter, inventory increased by $1,186,176 and trade receivables increased by $133,622. This was primarily attributed to an increase in the scales of operations that resulted from increased sales revenue. Prepayment for material for the same quarter, on the other hand, reduced by $1,423,547. Prepayment for material was the customers' advances to the Company for purchase of the Company's products. In the current quarter, the Company filled out a portion of customers advances for product purchase as a result of increased production volume and sales, leading to a reduced prepayment for materials.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group, which consisted of the Chief Executive Officer, Chief Financial Officer, one of the members of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10QSB before it was filed with the Commission. The Company did not have any restatements as a result of the SEC staff comments and the Company acknowledges that the Management Discussion and Analysis needed expanded disclosure under the current SEC guidelines and in future filings the Company will continue to expand its Management Discussion and Analysis to be compliant with the SEC rules. In response to the comments of the Staff of the Commission, the Company identified certain areas for improvement, such as a more detailed breakdown discussion of our product lines and inventory treatment. Pursuant to the request of the Staff of the Commission, the Company has made such amendments in its amended periodic reports, and the Company intends to make more detailed disclosure on a going-forward basis. In view of the above, the audit group made their evaluation pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act") to the maximum possible extent and to the best knowledge of the audit group. Notwithstanding the matters noted above, and based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

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


                          PART II - OTHER INFORMATION

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

         The following exhibits are filed as part of this quarterly report on Form 10-QSB/A:

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

By  /s/  Shujun Liu
------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: April 12, 2005

/S/ YANCHUN LI
------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: April 13, 2005