Form 10QSB/A
period 2004-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-18
CIK 1090514

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

American Oriental Bioengineering, Inc. is filing this report on Form 10-QSB/A to amend its quarterly report for the period ended June 30, 2004. The date of filing the original Form 10-QSB for the period ended June 30, 2004, was August 16, 2004. The main body of the financial statements contained in the Form 10-KSB are not being amended. The Management Discussion and Analysis and the notes to the financial statements were expanded and revised to provide discussion and explanation in greater detail. The reasons that we are filing this amendment are as follows:

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

2. Item 2. Management Discussion and Analysis. We have amended the "Critical Accounting Policies and Estimates" discussion to describe in greater detail why estimates are made with respect to net realizable value of our accounts receivable and inventories. Our "Results of Operations" discussions comparing the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004 have been revised. Finally, our discussion of the "liquidity and capital resources" section has been expanded.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         o        Condensed Consolidated Balance Sheets                      F-1

         o        Condensed Consolidated Statements of Income                F-2

         o        Condensed Consolidated Statements of Cash Flows            F-3

         o        Notes to Condensed Consolidated Financial Statements       F-4

Item 2.  Management Discussions & Analysis of Financial Condition and
         Results of Operations.                                               12

Item 3.  Controls and Procedures.                                             18

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                    19

                                   PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                               ------
                                                                       JUNE 30,      DECEMBER 31,
                                                                         2004            2003
                                                                    ------------     ------------
                                                                     (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                         $ 4,922,240      $ 5,366,857
  Trade receivables                                                   3,249,216        3,112,998
  Other receivables                                                     422,696          143,809
  Note receivable                                                     2,441,928               --
  Inventories                                                         3,581,535        2,546,810
  Prepayments for goods                                                 729,410          868,458
  Advances to employees                                                  85,198           55,116
  Deferred taxes                                                         78,439           78,439
  Deferred merger costs                                                  16,668           33,334
  Deferred consulting expenses                                        1,108,576        1,569,442
                                                                    ------------     ------------
  TOTAL CURRENT ASSETS                                               16,635,906       13,775,263
                                                                    ------------     ------------

PLANT AND EQUIPMENT, NET                                              7,023,398        7,264,822

DEPOSIT FOR MACHINERY                                                   379,934               --

DEPOSIT FOR LEASEHOLD IMPROVEMENTS                                      386,000               --

OTHER ASSETS, NET                                                       587,350          632,531

                                                                    ------------     ------------
TOTAL ASSET                                                         $25,012,588      $21,672,616
                                                                    ============     ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $ 1,509,264      $ 1,253,826
  Prepayments for materials                                             164,241           76,593
  Bank loans                                                          1,445,783        1,445,783
  Taxes payable                                                         336,861          310,480
  Obligation under finance leases within one year                         6,972            6,780
  Payable to related party                                               88,666           43,243

                                                                    ------------     ------------
  TOTAL CURRENT LIABILITIES                                           3,551,787        3,136,705
                                                                    ------------     ------------

LONG-TERM LIABILITIES
  Obligation under finance leases                                        21,340           25,449
                                                                    ------------     ------------

TOTAL LIABILITIES                                                     3,573,127        3,162,154
                                                                    ------------     ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 2,000,000 shares
  authorized; 1,000,000 shares issued or outstanding
  at June 30, 2004 and December 31, 2003, respectively                    1,000            1,000

  Common stock, $0.001 par value, 60,000,000 shares
  authorized: 32,931,827 and 32,725,827 shares and outstanding
  at June 30, 2004 and December 31, 2003, respectively                   32,932           32,726

  Additional paid-in capital                                         10,209,738       10,048,734
  Retained earnings
    Restricted portion                                                  534,177          534,177
    Unrestricted portion                                             10,661,614        7,893,825

                                                                    ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                                           21,439,461       18,510,462
                                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $25,012,588      $21,672,616
                                                                    ============     ============

See accompanying notes to the Condensed Consolidated Financial Statements


                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       2004              2003                2004               2003
                                                       ----              ----                ----               ----
SALES                                              $  6,003,960       $  4,876,978       $ 11,910,579       $  9,375,640

COST OF SALES                                         1,842,825          1,921,310          3,662,586          3,553,672

                                                   -------------      -------------      -------------      -------------
GROSS PROFIT                                          4,161,135          2,955,668          8,247,993          5,821,968
                                                   -------------      -------------      -------------      -------------

SELLING AND MARKETING EXPENSES                          550,423            417,839          1,029,154            704,314

ADVERTISING                                             761,431            537,497          1,607,204          1,172,695

GENERAL AND ADMINISTRATIVE EXPENSES                     841,347            382,179          1,865,044            773,163

MERGER COSTS                                              8,333              8,333             16,666             16,666

DEPRECIATION AND AMORTIZATION                           145,572            135,315            291,055            261,710

                                                   -------------      -------------      -------------      -------------
INCOME FROM OPERATIONS                                1,854,029          1,474,505          3,438,870          2,893,420

INTEREST, NET                                           (23,811)           (23,409)           (47,791)           (46,707)

OTHER INCOME                                             14,392             84,970             26,742             80,152

                                                   -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                            1,844,610          1,536,066          3,417,821          2,926,865

INCOME TAXES                                            336,861            246,477            650,033            467,597

                                                   -------------      -------------      -------------      -------------
NET INCOME                                         $  1,507,749       $  1,289,589       $  2,767,788       $  2,459,268
                                                   =============      =============      =============       ============

NET INCOME PER SHARE
    BASIC                                          $       0.05       $       0.04       $       0.08       $       0.10
                                                   =============      =============      =============       ============
    DILUTED                                        $       0.05       $       0.04       $       0.08       $       0.09
                                                   =============      =============      =============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                            32,909,190         31,625,827         32,817,508         25,798,147
    DILUTED                                          32,936,131         32,625,827         32,848,200         26,510,854

See accompanying notes to the Condensed Consolidated Financial Statements


                          AMERICAN ORIENTAL BIOENGINEERING, INC.
                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              6 MONTHS ENDED JUNE 30,
                                                              -----------------------
                                                              2004               2003
                                                              ----               ----
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVIES:
      Net income                                           $ 2,767,788       $ 2,459,268
      Adjustments to reconcile net income to net cash
           provided by operating activities:
      Depreciation and amortization                            291,055           261,710
      Deferred merger cost                                      16,666            16,666
      Deferred consulting expenses                             460,866           150,000
      Common stock for services                                 97,210                --
      Stock option compensation expense                         32,000                --
      Buy back of warrants                                      25,000
      Changes in operating assets and liabilities:
           Inventories                                      (1,034,725)       (1,783,331)
           Trade receivables                                  (129,217)       (1,123,974)
           Other receivables                                  (278,887)               --
           Prepayments for goods                               139,048          (170,858)
           Due from related parties                                 --           267,768
           Advances to employees                               (30,082)               --
           Accounts payable and accrued expenses               255,438           356,733
           Prepayments for materials                            87,648           904,659
           Payable to related party                             45,423          (175,093)
           Income taxes payable                                 26,381           228,777

                                                           ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,771,612         1,392,325
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Addition to note receivable                           (2,441,928)               --
      Purchase of plant and equipment                           (4,450)          (49,967)
      Deposit for machinery                                   (379,934)               --
      Deposit for leasehold improvement                       (386,000)               --

                                                           ------------      ------------
NET CASH UESD IN INVESTING ACTIVITIES                       (3,212,312)          (49,967)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of finance leases                               (3,917)               --

                                                           ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                           (3,917)               --
                                                           ------------      ------------

NET (DECREASE)/INCREASE IN CASH AND                           (444,617)        1,342,358
      CASH EQUIVALENTS
      Cash and cash equivalents, beginning of period         5,366,857         2,816,723
                                                           ------------      ------------

      Cash and cash equivalents, end of period             $ 4,922,240       $ 4,159,081
                                                           ============      ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
         1 Interest paid                                   $    23,679       $    23,298
                                                           ============      ============

         2 Taxes paid                                      $   313,172       $   269,787
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

There were no stock options granted to employees in 2003. The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

                                                             Six months ended
                                                                June 30, 2004
                                                             -----------------

Net income as reported                                          $2,767,788
Pro forma net income                                            $2,740,292

Income per share as reported                                    $     0.08
Pro forma income per share                                      $     0.08

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

Stock-based compensation for service, for other than employees is accounted for in accordance with the provision of SFAS 123, Accounting For Stock - Based Compensation. Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for base don the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value is generally then amortized over the term of the services. If the service period is not defined as an earlier or shorter period, the service period is presumed to be the vesting period.

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

Furthermore, on June, 30, 2004, the Company paid $ 25,000 to purchase back from unrelated third parties the following warrants that were issued to the Investors (BH Capital Investments, LP and Excalibur Limited Partnership)and FirsTrust Group (the placement agent) in association with the signing of the Investment Agreement and all subsequent Amendments to Investment Agreement:


Name of recipient                        Number of warrant  Exercise price    Date of exercise       Expiry date
-----------------                        -----------------  --------------    ----------------       -----------
BH Capital Investments, LP                   225,000            $ 0.3            Jul 18, 2003        Jul 17, 2008
Excalibur Limited Partnership                225,000            $ 0.3            Jul 18, 2003        Jul 17, 2008
FirsTrust Group, Inc.                        276,000            $ 0.3            Jul 18, 2003        Jul 17, 2008
BH Capital Investments, LP                    30,000            $ 2.5             Jan 1, 2004        Dec 31, 2008
BH Capital Investments, LP                    30,000            $ 2.5             Apr 1, 2004        Mar 31, 2009
BH Capital Investments, LP                    30,000            $ 2.5            July 1, 2004       June 30, 2009
Excalibur Limited Partnership                 30,000            $ 2.5             Jan 1, 2004        Dec 31, 2008
Excalibur Limited Partnership                 30,000            $ 2.5             Apr 1, 2004        Mar 31, 2009
Excalibur Limited Partnership                 30,000            $ 2.5            July 1, 2004       June 30, 2009

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

The Company does not provide any reserves against its accounts receivable or inventories at June 30, 2004. Management's estimation that there are no reserves is based on the facts that our sales are paid for on a timely basis and there are currently no significant aged accounts receivables and the current inventory turnover is sufficiently high to realize the current carrying value of the inventories. In addition, some of our raw material inventories appreciate in value as demand for certain commodities used in our processes have appreciated in market value. In making this judgment, management has reasonably assumed, based on the past and current experience, that the current demand trend for our products with continue in the near future and that our inventory turnover will maintain the efficiency level. The Company tracks closely the payment record of its customers. Based on the current payment record, the management has assumed that our customers will continue to pay their outstanding invoices timely, and that our customers' financial position will not deteriorate significantly in the near future to impair their inability to pay for purchases from the Company. However, while we currently do not believe that actual results will differ materially in the near future from our current estimates, if customer demand for our products decreases significantly in the near future, or if the financial positions of our customers deteriorate in the future, the Company might have to provide reserves or write-downs on its account receivables and inventories

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No.
104. All of the following criteria must exist in order for us to recognize revenue:

1.       Persuasive evidence of an arrangement exists;
2.       Delivery has occurred or services have been rendered;
3.       The seller's price to the buyer is fixed or determinable and
4.       Collectibility is reasonably assured.

The majority of the Company's revenues result from sales contracts with distributors and, in a significant number of cases, payments are received upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. We conduct credit background check on new customers as a means to reduce risks and subjectivity and to assure collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2003
--------------------------

For the quarter ended June 30, 2004 revenues increased by $1,126,982 or 23% to $6,003,960 from $4,876,978 as compared to the corresponding period of the prior year. Compared to three months ended June 30, 2003, our sales revenue from 3 main categories of products for current quarter were as follows:

                                                                     Increase /
                                           SALES REVENUE             (decrease)
                                    THREE MONTHS ENDED JUNE 30,       in sales
         Product series                 2004            2003          revenue
                                    ------------    ------------    ------------
         Health food supplement     $   392,162     $   404,424     $   (12,262)
         Chinese medical products     5,315,228       4,060,650       1,254,578
         Soybean protein peptide        296,570         411,904        (115,334)
                                    ------------    ------------    ------------
         TOTAL REVENUE              $ 6,003,960     $ 4,876,978     $ 1,126,982
                                    ============    ============    ============

In the quarter ending June 30, 2004 the sales of our Chinese medical products increased by $1,254,578 or 31% increase as compared to the same quarter last year. Our distribution strategy of selling cease enuresis soft gel and other Chinese medical through clinic networks and hospitals in 2004 increased our sales revenue compared to 2003.

However, sales revenue from our health food supplement series decreased by $12,262 in the current quarter as compared to the same quarter last year, representing a 3% decrease. We recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in health food supplement market in China and we managed to slowly pick up and recovered our market penetration in first quarter of 2004 through intensive marketing and promotion campaigns. For this particular quarter, our sales in health food supplement was almost the same as the same quarter last year, indicating the sales in health food supplement is still quite reluctant.

Also, the new soybean protein peptide series of which we launched in 2003 recorded a decrease in sales revenue in the current quarters. Compared to the same quarter last year, sales revenue decreased by 28%. In the same quarter last year when we launched our soybean protein peptide products, our distributors placed purchase orders with larger quantities for initial ordering and in the same quarter in 2004 when the distributors placed their refill orders, the order size was reduced and caused a reduction in sales revenue for soybean protein peptide products.

Cost of sales increased by $78,485 or 4% to $1,842,825 from $1,921,310 for the three months ended June 30, 2004, as compared to the corresponding period of the prior year. The increase in costs of sales by product categories were as follows:

                                                                     Increase /
                                             COST OF SALES           (decrease)
                                      THREE MONTHS ENDED JUNE 30,    in cost of
         Product series                  2004            2003          sales
                                      -----------    -----------    -----------
         Health food supplement       $  256,980     $  215,446     $   41,534
         Chinese medical products      1,467,632      1,444,147         23,485
         Soybean protein peptide         118,213        261,717       (143,504)
                                      -----------    -----------    -----------
         TOTAL COST OF SALES          $1,842,825     $1,921,310     $  (78,485)
                                      ===========    ===========    ===========

The cost of sales of health food supplement series increased by $41,534, or 19% in the current quarter of 2004 compared to same quarter in 2003. There was an increase in cost of sales while revenue decreased because we wrote off manufacturing overheads due to wastage in the current quarter that was not occurred in the same quarter of 2003.

The cost of sales of Chinese medical products increased by $23,485, or 2% in the current quarter compared to the same quarter last year as a result of increase in 31% sales. The % increase in cost of sales was lower than the proportional increase in sales revenue because the % profit margin improved from 64% in 2003 to 72% in 2004. The Company continued to experience increase in sales for Chinese medical products and as a result, we managed to improve our profit margin through better production experience and increased scale of production.

In the current quarter, the cost of sales of soybean protein peptide decreased by $143,504, or 55% against the same quarter last year. This was mainly due to decrease in 28% of sales revenue of soybean protein peptide in the current quarter against the same quarter last year. The decrease in cost of sales for soybean protein peptide was much higher than decrease in revenue, because we managed to increase our profit margin from 36% in second quarter last year to 60% in current quarter. Last year the same quarter our Company first launched soybean protein peptide products and the production process was new to our Company. As a result, the profit margin was low due to high production cost. However, in current quarter we were more experienced with our production process and we managed to lower our production cost and hence improved our profit margin.

The gross profit margin has improved from 61% in the second quarter last year to 69% in current quarter.

Selling and marketing expenses increased by $132,584 or 32% to $550,423 as compared to the corresponding period of the prior year. In the current quarter we spent $109,697 on payroll for sales and marketing employees, an increase of 8% compared to same quarter last year due to increase in staff force for sales and marketing. Selling and marketing overheads increased from $316,140 in second quarter last year to $440,726, or 39% increase against the current quarter. We increased our expenditure in sales and marketing overheads in the current quarter in order to capture the increase in 23% sales revenues for the current quarter as compared to the same quarter of last year.

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

RESULTS OF OPERATION - SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS
-------------------------------------------------------------------------------
ENDED JUNE 30, 2003
-------------------

For the six months ended June 30, 2004 revenues increased by $2,534,939 or 27% to $11,910,579 from $9,375,640 as compared to the corresponding period of the prior year. Compared to six months ended June 30, 2003, our sales revenue from 3 main categories of products for the period ended June 30, 2004 against same period last year were as follows:

                                                                     Increase /
                                           SALES REVENUE             (decrease)
                                     SIX MONTHS ENDED JUNE 30,        in sales
         Product series                 2004            2003           revenue
                                    ------------    ------------    ------------
         Health food supplement     $   997,627     $   822,181     $   175,446
         Chinese medical products    10,270,383       8,141,555       2,128,828
         Soybean protein peptide        642,569         411,904         230,665
                                    ------------    ------------    ------------
         TOTAL REVENUE              $11,910,579     $ 9,375,640     $ 2,534,939
                                    ============    ============    ============

In the quarter ending June 30, 2004 the sales of our Chinese medical products increased by $1,254,578 or 31% increase as compared to the same quarter last year. Our distribution strategy of selling cease enuresis soft gel and other Chinese medical through clinic networks and hospitals in 2004 increased our sales revenue compared to 2003.

However, sales revenue from our health food supplement series decreased by $12,262 in the current quarter as compared to the same quarter last year, representing a 3% decrease. We recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in health food supplement market in China and we managed to slowly pick up and recovered our market penetration in first quarter of 2004 through intensive marketing and promotion campaigns. For this particular quarter, our sales in health food supplement was almost the same as the same quarter last year, indicating the sales in health food supplement is still quite reluctant.

Also, the new soybean protein peptide series of which we launched in 2003 recorded a decrease in sales revenue in the current quarters. Compared to the same quarter last year, sales revenue decreased by 28%. In the same quarter last year when we launched our soybean protein peptide products, our distributors placed purchase orders with larger quantities for initial ordering and in the same quarter in 2004 when the distributors placed their refill orders, the order size was reduced and caused a reduction in sales revenue for soybean protein peptide products.

Cost of sales increased by $108,914 or 3% to $3,662,586 from $3,553,672 for the six months ended June 30, 2004, as compared to the corresponding period of the prior year. The increase in costs of sales by product categories were as follows:

                                                                     Increase /
                                           SALES REVENUE             (decrease)
                                     SIX MONTHS ENDED JUNE 30,        in sales
         Product series                 2004            2003          revenue
                                     -----------    -----------     -----------
         Health food supplement      $  492,777     $  430,608      $   62,619
         Chinese medical products     2,998,741      2,861,347         137,394
         Soybean protein peptide        171,068        261,717         (90,649)
                                     -----------    -----------     -----------
         TOTAL COST OF SALES         $3,662,586     $3,553,672      $  108,914
                                     ===========    ===========     ===========

The cost of sales of health food supplement series increased by $62,619, or 14% in the period ended June 30, 2004 compared to same period in 2003. The increase in cost was not in the same ratio as increase in revenue because we managed to improve our profit margin from 48% in the last period ended June 2003 to 51% in the same period this year. This was attributable to our better utilization of raw material as a result of increased scale of production due to we manage to pick up our sales in first 6 months of 2004 in aggregate against the same period in 2003. In 2003 we recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in health food supplement market in China.

The cost of sales of Chinese medical products increased by $137,394, or 5% in the current period ended June 30, 2004 compared to the same period last year as a result of increase in 26% sales. The % increase in cost of sales was lower than the proportional increase in sales revenue because the % profit margin improved from 65% in 2003 to 71% in 2004. The Company continued to experience increase in sales for Chinese medical products and as a result, we managed to improve our profit margin through better production experience and increased scale of production.

In the current period ended June 30, 2004, the cost of sales of soybean protein peptide decreased by $90,649, or 35% against the same period ended June 30 last year. This was mainly due to decrease in 28% of sales revenue of soybean protein peptide in the current quarter against the same quarter last year, even though our sales in soybean protein peptide increased by 56% in the current period ended June 30 this year against the same period last year. The decrease in cost of sales for soybean protein peptide was because we managed to increase our profit margin from 36% in first two quarter last year to 73% in same quarters this year. Second quarter last year our Company first launched soybean protein peptide products and the production process was new to our Company. As a result, the profit margin was low due to high production cost. However, in current quarter we were more experienced with our production process and we managed to lower our production cost and hence improved our profit margin. As a result, in aggregate the first 6 months this year we increased our profit margin against the aggregate of the 6 months last year.

The gross profit margin has improved from 62% in the period ended June 30 last year to 69% in the same period this year.

Selling and marketing expenses increased by $324,840 or 46% to $1,029,154 as compared to the corresponding period of the prior year. In the period ended June 30, 2004 and 2003, we spent $204,751 and $194,524, respectively, on payroll for sales and marketing staffs. The increase was attributable to increase in sales and marketing employees in the current period ended June 30, 2004 compared to the same period in 2003. Also, in the current period ended June 30, 2004, we spent $824,403 on sales and marketing overheads, representing an addition of $314,613 compared to same period last year. We increased our expenditure in sales and marketing overheads in the current period ended June 30, 2004 in order to capture the increase in 27% sales revenues for the current period ended June 30, 2004 as compared to the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have funded capital requirements through cash flow from operations. As of June 30, 2004 we had a cash balance of $4,922,240 and a working capital surplus of $13,084,119. This compares with a cash balance of $5,366,857 and a working capital surplus of $10,638,558 at December 31, 2003. Cash flow provided by operating activities amounted to $2,771,612 in the current period ended June 30, 2004. Inventories, trade receivables and other receivables increased by $1,034,725, $129,217 and $278,887, respectively. Our sales increased by 27% in the current period ended June 30, 2004 against the same period last year and as a result, the Company was required to increase working capital in terms of inventories, trade receivables and other receivables to cope with increase level of operating activities and increased sales revenue. However, the Company reduced our account payable and other accrued expenses by $255,438 even we have increased level of operating activities in the current period ended June 30, 2004. The raw materials for production of soybean protein and medical products were originated from the agricultural products cultivated by the farmers in Harbin. Farmers did not take in any credit and all transactions were in cash basis. As a result, increase in production volume and operating activities did not create corresponding increase in account payable and accrued expenses.

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

(a)        Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-QSB/A:

Exhibit No.                         Description
-----------                         -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/S/ SHUJUN LIU
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: APRIL 12, 2005

/S/ YANCHUN LI
---------------------------------------
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: APRIL 13, 2005