Form 10QSB/A
period 2004-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-18
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 2


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

American Oriental Bioengineering, Inc. is filing this report on Form 10-QSB/A to amend its quarterly report for the period ended September 30, 2004. The date of filing the original Form 10-QSB for the period ended September 30, 2004, was November 15, 2004. Amendment No. 1 to the Form 10-QSB for the period ended September 30, 2004 was filed November 16, 2004. The main body of the financial statements contained in the Form 10-KSB are not being amended. The Management Discussion and Analysis and the notes to the financial statements were expanded and revised to provide discussion and explanation in greater detail. The reasons that we are filing this Amendment No. 2 are as follows:

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

2. Item 2. Management Discussion and Analysis. We have amended the "Critical Accounting Policies and Estimates" discussion to describe in greater detail why estimates are made with respect to net realizable value of our accounts receivable and inventories. Our "Results of Operations" discussions comparing the three months ended September 30, 2003 and 2004, and the nine months ended September 30, 2003 and 2004, have been revised. Finally, our discussion of the "liquidity and capital resources" section has been expanded.

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

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         o        Condensed Consolidated Balance Sheets                      F-1
         o        Condensed Consolidated Statements of Income                F-2
         o        Condensed Consolidated Statements of Cash Flows            F-3
         o        Notes to Condensed Consolidated Financial Statements       F-4

Item 2.  Management Discussions & Analysis of Financial Condition and
         Results of Operations.                                               11

Item 3.  Controls and Procedures.                                             16

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                             17


                                        PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                            AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       2004              2003
                                                                    ------------     ------------
                                                                     UNAUDITED
CURRENT ASSETS
  Cash and cash equivalents                                         $ 2,214,039      $ 5,366,857
  Trade receivables                                                   3,533,872        3,112,998
  Other receivable                                                      425,511          143,809
  Inventories                                                         4,495,426        2,546,810
  Prepayments for goods                                                 321,081          868,458
  Advances to employees                                                 123,283           55,116
  Deferred taxes                                                         78,439           78,439
  Deferred merger costs                                                   8,335           33,334
  Deferred consulting expenses                                        1,937,243        1,569,442

                                                                    ------------     ------------
  TOTAL CURRENT ASSETS                                               13,137,229       13,775,263
                                                                    ------------     ------------

PLANT AND EQUIPMENT, NET                                              6,903,876        7,264,822

DEPOSIT FOR MACHINERY                                                   388,898               --

DEPOSIT FOR LEASEHOLD IMPROVEMENT                                       386,000               --

DEPOSIT FOR ACQUISITION                                               7,228,916               --

OTHER ASSETS, NET                                                       566,446          632,531

                                                                    ------------     ------------
TOTAL ASSET                                                         $28,611,365      $21,672,616
                                                                    ============     ============

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $ 1,497,581      $ 1,253,826
  Prepayments for materials                                             231,998           76,593
  Bank loans                                                          1,445,783        1,445,783
  Taxes payable                                                         444,365          310,480
  Obligation under finance leases within one year                         7,069            6,780
  Payable to related party                                               92,426           43,243

                                                                    ------------     ------------
  TOTAL CURRENT LIABILITIES                                           3,719,222        3,136,705
                                                                    ------------     ------------

LONG-TERM LIABILITIES
  Obligation under finance leases                                        21,638           25,449
                                                                    ------------     ------------

TOTAL LIABILITIES                                                     3,740,860        3,162,154
                                                                    ------------     ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 2,000,000 shares
  authorized; 1,000,000 shares issued or outstanding
  at September 30, 2004 and December 31, 2003, respectively               1,000            1,000


  Common stock, $0.001 par value, 60,000,000 shares
  authorized: 33,631,827 and 32,725,827 shares and outstanding
  at September 30, 2004 and December 31, 2003, respectively              33,632           32,726


  Additional paid-in capital                                         11,399,038       10,048,734
  Retained earnings
    Restricted portion                                                  534,177          534,177
    Unrestricted portion                                             12,902,658        7,893,825

                                                                    ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                                           24,870,505       18,510,462
                                                                    ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $28,611,365      $21,672,616
                                                                    ============     ============

                    See accompanying notes to condensed consolidated financial statements



                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                      3 months ended Sept.30,               9 months ended Sept.30,
                                                      2004               2003               2004               2003
                                                      ----               ----               ----               ----
SALES                                              $  7,372,555       $  5,426,568       $ 19,283,134       $ 14,802,208

COST OF SALES                                         2,436,157          1,956,309          6,098,743          5,509,981

                                                   -------------      -------------      -------------      -------------
GROSS PROFIT                                          4,936,398          3,470,259         13,184,391          9,292,227

SELLING AND MARKETING EXPENSES                          508,477            440,322          1,537,631          1,144,636

ADVERTISING                                             728,802            420,987          2,336,006          1,593,682

GENERAL AND ADMINISTRATIVE EXPENSES                     892,701            882,504          2,757,745          1,655,667

MERGER COSTS                                              8,333              8,333             24,999             24,999

DEPRECIATION AND AMORTIZATION                           145,619            134,580            436,674            396,290

                                                   -------------      -------------      -------------      -------------
INCOME FROM OPERATIONS                                2,652,466          1,583,533          6,091,336          4,476,953

INTEREST, NET                                           (23,694)            (3,554)           (71,485)           (50,261)

OTHER INCOME / (EXPENSES)                                56,634               (679)            83,376             79,473

                                                   -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                            2,685,406          1,579,300          6,103,227          4,506,165

INCOME TAXES                                            444,361            335,645          1,094,394            803,242

                                                   -------------      -------------      -------------      -------------
NET INCOME                                         $  2,241,045       $  1,243,655       $  5,008,833       $  3,702,923
                                                   =============      =============      =============      =============

NET INCOME PER SHARE
    BASIC                                          $       0.07       $       0.04       $       0.15       $       0.13
    DILUTED                                        $       0.07       $       0.04       $       0.15       $       0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    BASIC                                            33,570,957         31,625,827         33,073,499         27,762,034
    DILUTED                                          33,594,477         33,237,240         33,097,224         28,777,621


                         See accompanying notes to condensed consolidated financial statements

                                                          F-2


                               AMERICAN ORIENTAL BIOENGINEERING, INC.
                                          AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                   9 months ended Sept.30,
                                                                   2004              2003
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVIES:
          Net income                                           $ 5,008,833       $ 3,702,923
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation and amortization                            436,674           396,290
          Stock option compensation expenses                        64,000                --
          Deferred merger cost                                      24,999            24,999
          Buy back of warrants                                      25,000                --
          Common stock for services                              1,287,210                --

          Amortization of deferred consulting                      691,299           225,000
          Common stock issued for deferred consulting           (1,059,100)               --

          Stock warrants issued                                         --           555,000
          Changes in operating assets and liabilities:
               Inventories                                      (1,948,616)       (2,911,535)
               Trade receivables                                  (420,874)       (1,242,791)
               Other receivable                                   (281,702)          (26,042)
               Prepayments for goods                               547,377          (179,062)
               Due from related parties                                 --           265,961
               Advances to employee                                (68,167)               --
               Trade payables and accrued expenses                 218,755           476,682
               Prepayments for materials                           155,405            60,046
               Payable to related party                             49,183          (175,093)
               Income taxes payable                                133,885           344,334
                                                               ------------      ------------
Net cash provided by operating activities                        4,864,161         1,516,712
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of plant and equipment                           (9,643)          (69,380)
          Deposit for machinery                                   (388,898)               --
          Deposit for leasehold improvement                       (386,000)               --
          Deposit for acquisition                               (7,228,916)               --
                                                               ------------      ------------
Net cash uesd in investing activities                           (8,013,457)          (69,380)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of finance leases                               (3,522)               --
          Proceeds from bank loan                                  481,928                --
          Repayment of bank loan                                  (481,928)               --
                                                               ------------      ------------
Net cash used in financing activities                               (3,522)               --
                                                               ------------      ------------

NET (DECREASE) INCREASE IN CASH                                 (3,152,818)        1,447,332
  AND CASH EQUIVALENTS
          Cash and cash equivalents, beginning of period         5,366,857         2,816,723
                                                               ------------      ------------

          Cash and cash equivalents, end of period             $ 2,214,039       $ 4,264,055
                                                               ============      ============

SUPPLEMENTARY CASH FLOWS DISCLOSURES
             1 Interest paid                                   $    71,485       $    50,261
                                                               ============      ============
             2 Taxes paid                                      $   313,172       $   344,334
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

There were no stock options granted to employees in 2003. The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

                                                         Nine months ended
                                                        September 30, 2004
                                                        -------------------

Net income as reported                                    $    5,008,833
Pro forma net income                                      $    4,981,337

Income per share as reported                              $         0.15
Pro forma income per share                                $         0.15

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

On June 3, 2004, the Company signed Amendment No. 2 to the Investment Agreement, in which the Company and the Investors agreed to the following:

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

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2004. Management's estimation that there are no reserves is based on the facts that our sales are paid for on a timely basis and there are currently no significant aged accounts receivables and the current inventory turnover is sufficiently high to realize the current carrying value of the inventories. In addition, some of our raw material inventories appreciate in value as demand for certain commodities used in our processes have appreciated in market value. In making this judgment, management has reasonably assumed, based on the past and current experience, that the current demand trend for our products with continue in the near future and that our inventory turnover will maintain the efficiency level. The Company tracks closely the payment record of its customers. Based on the current payment record, the management has assumed that our customers will continue to pay their outstanding invoices timely, and that our customers' financial position will not deteriorate significantly in the near future to impair their inability to pay for purchases from the Company. However, while we currently do not believe that actual results will differ materially in the near future from our current estimates, if customer demand for our products decreases significantly in the near future, or if the financial positions of our customers deteriorate in the future, the Company might have to provide reserves or write-downs on its account receivables and inventories

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO
----------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------

For the three months ended September 30, 2004 revenues increased by $1,945,987 or 36% to $7,372,555 from $5,426,568 as compared to the same quarter of the prior year. This increase is attributed primarily to the increase in sales volume from our existing product lines. Compared to three months ended September 30, 2003, our sales revenue from 3 main categories of products for current were as follows:

                                            SALES REVENUE             Increase /
                                            THREE MONTHS              (decrease)
                                         ENDED SEPTEMBER 30,          in sales
         Product series                 2004            2003          revenue
                                    ------------    ------------    ------------
         Health food supplement     $   831,577     $   482,989     $   348,588
         Chinese medical products     6,370,038       4,490,485       1,879,553
         Soybean protein peptide        170,940         453,094        (282,154)
                                    ------------    ------------    ------------
         TOTAL REVENUE              $ 7,372,555     $ 5,426,568     $ 1,945,987
                                    ============    ============    ============

In the quarter ending September 30, 2004 the sales of our Chinese medical products increased by $1,879,553 or 42% increase as compared to the same quarter last year. Our distribution strategy of selling cease enuresis soft gel and other Chinese medical through clinic networks and hospitals in 2004 increased our sales revenue compared to 2003.

Sales revenue from our health food supplement series increased by $348,588 in the current quarter as compared to the same quarter last year, representing a 72% increase. We recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in health food supplement market in China and we managed to slowly pick up and recovered our market penetration in 2004 through intensive marketing and promotion campaigns. As a result, the sales of our health food supplement products increased by 72% against the same quarter last year.

However, the new soybean protein peptide series of which we launched in 2003 recorded a decrease in sales revenue in the current quarters. Compared to the same quarter last year, sales revenue decreased by 62%. In the same quarter last year when we launched our soybean protein peptide products, our distributors placed purchase orders with larger quantities to

Our cost of sales increased by $479,848 or 25% to $2,436,157 from $1,956,309 for the three months ended September 30, 2004, as compared to the corresponding period of the prior year. This increase was as a result of increase in sales revenue. The increase in cost of sales by product categories were as follows:

                                             COST OF SALES            Increase /
                                             THREE MONTHS             (decrease)
                                          ENDED SEPTEMBER 30,         in sales
         Product series                  2004            2003         revenue
                                      -----------    -----------    -----------
         Health food supplement       $  359,522     $  252,144     $  107,378
         Chinese medical products      1,972,441      1,532,753        439,688
         Soybean protein peptide         104,194        171,412        (67,218)
                                      -----------    -----------    -----------
         TOTAL COST OF SALES          $2,436,157     $1,956,309     $  479,848
                                      ===========    ===========    ===========

The cost of sales of health food supplement series increased by $107,378, or 43% in the current quarter of 2004 compared to same quarter in 2003 as a result of increase of 72% of sales revenue. The increase in cost was not in the same ratio as increase in revenue because we managed to improve our profit margin from 48% in the last quarter of 2003 to 57% in the same quarter this year. This was attributable to our better utilization of raw material as a result of increased scale of production due to we manage to pick up our sales in 2004 against 2003. In 2003 we recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in health food supplement market in China

The cost of sales of Chinese medical products also increased by $439,688, or 29% in the current quarter compared to the same quarter last year as a result of increase in 42% sales. The % increase in cost of sales was lower than the proportional increase in sales revenue because the % profit margin improved from 66% in 2003 to 69% in 2004. The Company continued to experience increase in sales for Chinese medical products and as a result, we managed to improve our profit margin through better production experience and increased scale of production.

The overall profit margin for the Company was 67% in the current quarter, represented an improvement of 3% as compared to 64% in the same quarter last year.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by $68,155 or 15% to $508,477 as compared to the corresponding quarter of prior year. We increased our expenditures in payroll expenses in sales and marketing by $44,210 in the current quarter compared to same quarter last year as a result of increased in number of sales employees. Also, in order to better support sales and marketing department in promoting the products of the Company, we spent an additional $23,945 in department overheads in the current quarter of 2004 compared to same quarter in 2003 for marketing materials and other miscellaneous expenses.

Advertising expenses increased by $307,815 or 73% to $728,802 as compared to the corresponding quarter of prior year. This increase was attributed to increase in advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled the increase in revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $10,197 or 1% to $882,504 as compared to the corresponding quarter of prior year. In the current quarer, the Company spent an addition of $32,752 in payroll expenses as compared to same quarter in 2003 as a result of increased in number of executives to support increased business activities. However, the Company reduced its expense in non-payroll overhead by of $22,555 as compared to same quarter 2003 detailed as follows:

         Compensation to directors                           $  91,750
         Stock based consultant expenses                       131,800
         Overhead from Hong Kong sales office                   44,974
         Other non-payroll expenses                           (245,969)
                                                             ----------
         TOTAL                                               $ (22,555)
                                                             ==========

The reduction in spending on other non-payroll expenses in the current quarter in 2004 against same quarter in 2003 was because in the same quarter last year the Company incurred one-time expenses on company supplies that was not repeated in the same quarter in 2004.

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

RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE
-------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------

For the nine months ended September 30, 2004 revenues increased by $4,480,926 or 30% to $19,283,134 from $14,802,208 as compared to the corresponding period of the prior year. This increase is attributed primarily to the increase in sales volume of all of our existing product lines including soybean protein peptide, health food products and medical products. Compared to nine months ended September 30, 2003, our sales revenue from 3 main categories of products for nine months ended September 30, 2004 were as follows:

                                            SALES REVENUE             Increase /
                                             NINE MONTHS              (decrease)
                                         ENDED SEPTEMBER 30,          in sales
         Product series                 2004            2003          revenue
                                      -------------    -------------    -------------
         Health food supplement       $  1,829,204     $  1,305,170     $    524,034
         Chinese medical products       16,640,421       12,632,040        4,008,381
         Soybean protein peptide           813,509          864,998          (51,489)
                                      -------------    -------------    -------------
         TOTAL REVENUE                $ 19,283,134     $ 14,802,208     $ 44,008,381
                                      =============    =============    =============

In the period ending September 30, 2004 the sales of our Chinese medical products increased by $4,008,381, or 32% increase as compared to the same period in 2003. Our Cease enuresis soft gel and other Chinese medical products still experienced strong market recognition and demand in the first 3 quarters of this year. Cease enuresis soft gel was a unique product over Chinese market and also our distribution strategy of selling cease enuresis soft gel through clinic networks and hospitals were proved to be successful.

Also, sales revenue from our health food supplement series increased from $1,305,170 as of the period ended September 30, 2003to $1,829,204 as of period ended September 30, 2004, representing a 40% increase. We recorded a reduction in sales revenue from health food supplement products in 2003 against 2002 due to severe competition in health food supplement market in China and we managed to slowly pick up and recovered our market penetration in the first 3 quarters in 2004 through intensive marketing and promotion campaigns.

However, the new soybean protein peptide series of which we launched in 2003 recorded a slight decrease in sales revenue in the first 3 quarters of 2004. Compared to the same period in 2003, sales revenue decreased by 6%.

Cost of sales increased also in the period ended September 30, 2004 as compared to same period in 2003 as a result of increase in sales revenue. The increase in cost of sales by product categories were as follows:

                                             COST OF SALES            Increase /
                                              NINE MONTHS             (decrease)
                                          ENDED SEPTEMBER 30,         in sales
         Product series                  2004            2003         revenue
                                      -----------    -----------    -----------
         Health food supplement       $  852,299     $  682,752     $  169,547
         Chinese medical products      4,971,182      4,394,100        577,082
         Soybean protein peptide         275,262        433,129       (157,867)
                                      -----------    -----------    -----------
         TOTAL COST OF SALES          $6,098,743     $5,509,981     $  588,762
                                      ===========    ===========    ===========

The cost of sales of health food supplement series increased by $169,547, or 25% in first 3 quarter of 2004 compared to same period in 2003 as a result of increase of 40% of sales revenue. The increase in cost was not in the same proportion as increase in revenue because we managed to improve our profit margin from 48% in the period ended September 30, 2003 to 53% in the same period in 2004. This was attributable to our better utilization of raw material as a result of increased scale of production due to increased sales volume.

The cost of sales of Chinese medical products also increased by $577,082, or 13% in the first 3 quarters of 2004 compared to the same period in 2003 as a result of increase in 32% sales. The % increase in cost of sales was lower than the proportional increase in sales revenue because the % profit margin improved from 65% in 2003 to 70% in 2004. The Company continued to experience increase in sales for Chinese medical products and as a result, we managed to improve our profit margin through better production experience and increased scale of production.

The overall profit margin for the Company was 68% in the period ended September 30, 2004, represented an improvement of 5% as compared to 63% in the same period in 2003. In the first 3 quarters in 2004, all the 3 product lines of our Company improved in profit margin, leading to an improvement of profit margin for the Company overall.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by $392,995 or 34% to $1,537,631 as compared to the corresponding period of the prior year. We increased our expenditures in payroll expenses in sales and marketing by $54,437 in the first 3 quarters of 2004 against 2003 as a result of increased in staffing in sales and marketing department. Also, in order to better support sales and marketing department in promoting the products of the Company, we spent an additional $338,558 in department overheads in the first 3 quarters of 2004 compared to same period in 2003 for marketing materials and other miscellaneous expenses.

Advertising expenses increased by $742,324 or 47% to $2,336,006 as compared to the corresponding period of the prior year. This increase was attributed to increase in advertising efforts in order to support the increase in sales and marketing activities for all product lines that enabled the increase in revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1,102,078 or 67% to $2,757,745 as compared to the corresponding period of the prior year. During the first 3 quarters of 2004, the Company spent $278,840 in payroll expenses as compared to $233,185 in the same period in 2003 as a result of increased in number of executives to support increased business activities. The Company also spent an additional of $1,056,423 non-payroll overhead in 2004 as compared to same period 2003 detailed as follows:

         Compensation to directors                           $  307,750
         Stock based consultant expenses                        598,099
         Overhead from Hong Kong sales office                    88,304
         Other non-payroll expenses                              62,270
                                                             -----------
         TOTAL                                               $1,056,423
                                                             ===========

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

For nine months ended September 30, 2004, cash flow from operating activities amounted to $4,864,161. During the period, inventories, trade receivables and other receivables increased by $1,948,616, $420,874 and $281,702, respectively. Increased sales revenues in the period demanded an increased working capital in terms of inventories, trade receivables and other receivables to support expanded operations to cope with increased sales.

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

*3.1.2 Certificate of Correction to Amended Articles of Incorporation, dated October 19, 2004.

*3.1.3 Certificate of Correction to Amended Articles of Incorporation, dated November 12, 2004.

*3.1.4 Certificate of Correction to Amended Articles of Incorporation, dated November 12, 2004.

**31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Previously filed.
** Filed herewith.

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