Form 10KSB/A
period 2004-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-04-18
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A
                               (Amendment No. 1)
(MARK ONE)

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

Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

EXPLANATORY NOTE REGARDING THIS AMENDMENT

American Oriental Bioengineering, Inc. is filing this report on Form 10-KSB/A to include an additional risk factor and to expand footnote 13 to the financial statements. Both changes add information regarding contingent liability.

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


WE MAY HAVE SECSISSION LIABILITY IN CONNECTION WITH THE NOVEMBER 2004 PRIVATE PLACEMENT OF OUR SHARES AND WARRANTS

         We conducted the private placement of our Shares and Warrants to which this prospectus applies in November, 2004 while we had two outstanding resale registration statements on a certain equity line, filed on December 30, 2003 and December 31, 2003, which never became effective and which were subsequently withdrawn on January 12, 2004 ("Resale Registrations").

         It may be determined that such private placement may have constituted a general solicitation under Section 5 of the Securities Act due to the outstanding Resale Registrations during the private placement period. As a result, we may be subject to contingent rescission liabilities from those investors who participated in the private placement for the combined Shares and Warrants. These liabilities may include an obligation to make a rescission offer to the holders of these combined Shares and Warrants for them to return these combined Shares and Warrants for their original purchase price plus interest.
If rescission is required, and any or all of the investors reject the rescission offer, we may continue to be liable for the original purchase price, plus interest, for a period of one year under Section 13 of the Securities Act.


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

         The following persons are the directors and executive officers of our company:

NAME                       AGE          POSITION                                 DATE OF APPOINTMENT
----                       ---          --------                                 -------------------
Shujun Liu                 50           Director and Chief Executive Officer     December 18, 2001
Jun Min                    44           Director and Vice President              May 8, 2002
Yanchun Li                 36           Director, Acting Chief Financial         May 8, 2002
                                        Officer and Chief Operations Officer
Binsheng Li                39           Director and Chief Accounting            May 8, 2002
                                        and Finance Officer
Cosimo J. Patti            54           Independent Director                     October 7, 2004
Xianmix Wang               64           Independent Director                     January 1, 2005

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

         YANCHUN LI - ACTING CHIEF FINANCIAL OFFICER, CHIEF OPERATIONS OFFICE, DIRECTOR AND SECRETARY. Yanchun Li, age 36 and university educated in China, has extensive experience in market planning and sales operations. Before joining AOBO, from 1993 until 1994 she was responsible for the marketing and selling campaign of the frozen food brand, "RuiDa". The product has later become one of the best branding in the frozen food market in China. Beginning in 1994, Ms. Li was appointed by Three-Happiness Bioengineering as senior personnel in sales and marketing until May 2002, when she was appointed as the Acting Chief Financial Officer and Chief Operations Officer, as well as a director of AOBO.

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


Date:  April 14, 2005                 By:  /s/ Shujun Liu
                                           ------------------------------------
                                           Shujun Liu
                                           Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                    DATE
---------                    -----                                                    ----
/s/ Shujun Liu               Chairman and Chief Executive Officer                     April 14, 2005
                             (Principal Executive Officer) and Director

/s/ Yahchun Li               Acting Chief Financial Officer                           April 14, 2005
                             (Principal Financial and Accounting Officer)
                             and Director

/s/ Jun Min                  Director and Vice President                              April 14, 2005

/s/ Binsheng Li              Director and Chief Accounting and Finance Officer        April 14, 2005

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
                                                                 ===============

The Company conducted a private placement of shares of common stock and warrants in November 2004, while they had two outstanding resale registration statements on a certain equity line filed on December 30, 2003 and December 31, 2003, which never became effective and which were subsequently withdrawn on January 12, 2004 ("Resale Registrations"). It may be determined that such private placement may have constituted a general solicitation under Section 5 of the Securities Act of 1933 due to the outstanding Resale Registrations during the private placement period. As a result, the Company may be obligated to make a rescission offer to the private placement investors, and while the Company believes that the chances of the acceptance of a rescission offer is low, the Company could be required to make payments to the investors for rescissions. Also see Note 14(D).

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