Form 10KSB/A
period 2004-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-05-05
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A
                               (Amendment No. 2)

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

Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

EXPLANATORY NOTE REGARDING THIS AMENDMENT


American Oriental Bioengineering, Inc. is filing this report on Form 10-KSB/A solely to amend the diluted earnings per share amount in the financial statements contained in its annual report for the period ended December 31, 2004, due to a mistake in the weighted average number of shares calculation. The result of the miscalculation was an understatement in the diluted earnings per share. This amended filing reflects the correct value of the diluted earnings per share of $0.23 (changed from $0.20). The date of filing the original Form 10-KSB for the period ended December 31,2004, was April 8, 2005, and the first amendment to the report was filed April 18, 2005.

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


Date:  May 5, 2005                    By:  /s/ Shujun Liu
                                           ------------------------------------
                                           Shujun Liu
                                           Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                    DATE
---------                    -----                                                    ----
/s/ Shujun Liu               Chairman and Chief Executive Officer                     May 5, 2005
                             (Principal Executive Officer) and Director

/s/ Yahchun Li               Acting Chief Financial Officer                           May 5, 2005
                             (Principal Financial and Accounting Officer)
                             and Director

/s/ Jun Min                  Director and Vice President                              May 5, 2005

/s/ Binsheng Li              Director and Chief Accounting and Finance Officer        May 5, 2005

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

                                                   F-2


             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      2004              2003
                                                  -------------     -------------
REVENUES                                          $ 31,966,927      $ 20,862,709

COST OF GOODS SOLD                                 (11,267,647)       (7,513,012)
                                                  -------------     -------------

GROSS PROFIT                                        20,699,280        13,349,697

Selling and marketing expenses                       2,387,805         1,582,190

Advertising                                          2,926,629         2,687,688

General and administrative expenses                  4,582,388         2,841,666

Depreciation and amortization                          757,720           573,874
                                                  -------------     -------------

INCOME FROM OPERATIONS                              10,044,738         5,664,279

INTEREST EXPENSE, NET                                 (100,765)          (63,407)

OTHER INCOME, NET                                       44,035           139,610
                                                  -------------     -------------
INCOME BEFORE INCOME TAXES                           9,988,008         5,740,482

INCOME TAXES                                         2,216,626         1,138,636
                                                  -------------     -------------

NET INCOME                                        $  7,771,382      $  4,601,846
                                                  =============     =============

NET INCOME PER SHARE
         BASIC                                    $       0.23      $       0.15
         DILUTED                                  $       0.23      $       0.15

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         BASIC                                      33,595,685        31,062,573
         DILUTED                                    33,953,507        31,296,193



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

         The following table illustrates the effect on net income attributable to common stockholders per share if the fair value based method had been applied to all awards:

                                                                                DECEMBER 31,
                                                                              2004          2003
                                                                           -----------   -----------
               Net income, as reported                                     $7,771,382    $4,601,846
               Add:
               Stock-based employee compensation expense included
                 in the reported income, net of related tax effects            32,000       32,000

               Less:
               Total stock-based employee compensation expense
               determined under fair value based methods for all
               awards, net of related tax effects                             (70,345)      (51,199)
                                                                           -----------   -----------

               Pro forma net income                                        $7,733,037    $4,582,647
                                                                           ===========   ===========

               Basic earnings per share
               As reported                                                 $     0.23    $     0.15
               Pro forma                                                   $     0.23    $     0.15
               Diluted earnings per share
               As reported                                                 $     0.23    $     0.15
               Pro forma                                                   $     0.23    $     0.15

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

         Following is a reconciliation of the denominator and numerator used in the computation of basic and diluted earnings per share for years ended December 31, 2004 and 2003:

             Denominator:                             2004             2003
                                                  -------------    -------------
             Basic weighted average shares of
               common stock outstanding           $  33,595,685    $  31,062,573
             Assumed exercise of warrants and
               options, net                             357,822          233,620
                                                  -------------    -------------
             Diluted weighted average shares
               of common stock outstanding           33,953,507       31,296,193
                                                  -------------    -------------

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


             Numerator:
             Net income                           $   7,771,382    $   4,601,846
                                                  -------------    -------------
             Diluted net income                   $   7,771,382    $   4,601,846

             Earnings per share:
             Basic                                $        0.23    $        0.15
             Diluted                              $        0.23    $        0.15

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
                                                                   =============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


4.       BUSINESS COMBINATION (CONTINUED)

         The following is the pro forma net income, basic net income per share and diluted net income per share of the Company for the year ended December 31, 2004 assuming the acquisition was completed on January 1, 2004:

                    Net income                                     $  8,218,306

                    Basic net income per share                     $       0.24
                    Diluted net income per share                   $       0.24


5.       INVENTORIES

         Inventories consist of the following as of December 31, 2004 and 2003:

                                                       2004            2003
                                                   -------------   -------------

              Raw materials                        $   4,503,845   $   2,342,372
              Work in progress                           511,761              --
              Finished goods                             657,453         204,438
                                                   -------------   -------------
                                                   $   5,673,059   $   2,546,810
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