Form 10KSB/A
period 2003-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-05-06
CIK 1090514

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
                                                    1,000,000

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]       No [X]

Explanatory Note Regarding the Purpose of this Amendment

American Oriental Bioengineering, Inc. is filing this report on Form 10-KSB/A to amend its annual report for the period ended December 31, 2003. The date of filing the original Form 10-KSB for the period ended December 31,2003, was April 15, 2004, and the Company amended the same on April 18, 2005.

This amendment is being filed solely to replace the opinion furnished by Thomas Leger & Co. LLP, which contained minor clerical errors.

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

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
April 7, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Oriental Bioengineering, Inc.

We have audited the accompanying balance sheet of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Date: May 6, 2005                       By: /s/ Shujun Liu
                                            ------------------------------------
                                            Shujun Liu
                                            Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE         TITLE                                          DATE
---------         -----                                          ----

/s/ Shujun Liu    Chairman and Chief Executive Officer           May 6, 2005
--------------    (Principal Executive Officer) and Director
Shujun Liu

/s/ Yahchun Li    Acting Chief Financial Officer                 May 6, 2005
--------------    (Principal Financial and Accounting Officer)
Yahchun Li        and Director

/s/ Jun Min       Director and Vice President                    May 6, 2005
--------------
Jun Min

/s/ Binsheng Li   Director and Chief Accounting and Finance      May 6, 2005
--------------    Officer
Binsheng Li