Form 10QSB
period 2005-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-05-13
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _________ to _________

                           Commission File No. 0-29785

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
                                                          Yes    X     No
                                                               -----      -----

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock             Outstanding as of March 31, 2005
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                          1,000,000
Common Stock, $0.001 par value                            39,746,827

Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item  1.     Financial Statements
                o  Condensed Consolidated Balance Sheets                     3-4
                o  Condensed Consolidated Statements of Income                 5
                o  Condensed Consolidated Statements of Cash Flows           6-7
                o  Notes to Condensed Consolidated Financial Statements        8
Item  2.     Management's Discussion & Analysis of Financial Condition
             and Results of Operations                                        13
Item  3.     Controls and Procedures                                          19

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings                                                20
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds      20
Item  3.     Defaults Upon Senior Securities                                  20
Item  4.     Submission of Matters to a Vote of Security Holders              20
Item  5.     Other Information                                                20
Item  6.     Exhibits                                                         21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                   MARCH 31,        DECEMBER 31,
                                                     2005               2004
                                                  ------------      ------------
                                                   UNAUDITED
CURRENT ASSETS
 Cash and cash equivalents                        $12,176,330       $11,404,149
 Accounts receivable                                4,876,918         4,736,901
 Inventories                                        7,739,564         5,673,059
 Advances to suppliers                                476,934           518,589
 Other receivables                                    111,805           156,062
 Due from employees                                   190,144           182,099
 Deferred consulting expenses                       1,429,344         1,686,652
                                                  ------------      ------------
          Total Current Assets                     27,001,039        24,357,511

PLANT AND EQUIPMENT, NET                            7,852,574         8,068,776
DEFERRED TAX ASSETS                                   192,315           159,958
LICENSE, NET                                          519,579           542,168
CONSTRUCTION IN PROGRESS                            2,203,484         1,836,714
LAND USE RIGHTS, NET                                7,830,204         7,871,497

                                                  ------------      ------------
    TOTAL ASSETS                                  $45,599,195       $42,836,624
                                                  ============      ============

    See accompanying notes to the condensed consolidated financial statements

                     AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                    $ 1,638,383   $   755,266
Short-term bank loans                                                 5,060,241     5,060,241
Customer deposits                                                       235,105       160,504
Taxes payable                                                           733,333     1,096,545
Other payables and accrued expenses                                   1,097,619     1,064,411
Due to shareholders                                                   1,311,274     1,404,522
Current portion of obligations under capital leases                      13,049        12,952
                                                                    ------------  ------------
          Total current liabilities                                  10,089,004     9,554,441

LONG-TERM PORTION OF OBLIGATIONS UNDER CAPITAL LEASES                    30,475        34,548
DEFERRED TAX LIABILITIES                                                156,093       107,201
                                                                    ------------  ------------
TOTAL LIABILITIES                                                    10,275,572     9,696,190
                                                                    ------------  ------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
  1,000,000 shares issued and outstanding                                 1,000         1,000
Common stock, $0.001 par value; 60,000,000 shares authorized;
  39,746,827 shares issued and outstanding                               39,747        39,747
Additional paid-in capital                                           16,900,303    16,900,303
Retained earnings (the restricted portion of retained earnings is
  $1,294,689 at March 31, 2005 and December 31, 2004, respectively)  18,382,573    16,199,384
                                                                    ------------  ------------
           Total Shareholders' Equity                                35,323,623    33,140,434
                                                                    ------------  ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $45,599,195    42,836,624
                                                                    ============  ============

            See accompanying notes to the condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     3 MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                       2005            2004
                                                   -------------   -------------

REVENUES                                           $  9,652,782    $  5,906,619

COST OF GOODS SOLD                                    3,627,564       1,819,761
                                                   -------------   -------------

GROSS PROFIT                                          6,025,218       4,086,858

Selling and marketing expenses                          655,375         478,731

Advertising                                             814,733         845,773

General and administrative expenses                   1,225,393       1,032,030

Depreciation and amortization                           304,982         145,483
                                                   -------------   -------------

INCOME FROM OPERATIONS                                3,024,735       1,584,841

INTEREST EXPENSE, NET                                   (91,675)        (23,980)

OTHER INCOME, NET                                            --          12,351

                                                   -------------   -------------
INCOME BEFORE INCOME TAXES                            2,933,060       1,573,212

INCOME TAXES                                            749,871         313,172
                                                   -------------   -------------

NET INCOME                                         $  2,183,189    $  1,260,040
                                                   =============   =============

NET INCOME PER SHARE
         BASIC                                     $       0.05    $       0.04
         DILUTED                                   $       0.05    $       0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         BASIC                                       39,746,827      32,725,827
         DILUTED                                     42,701,898      33,437,031


    See accompanying notes to the condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                       3 MONTHS ENDED MARCH 31,
                                                         2005           2004
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 2,183,189    $ 1,260,040
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                          304,982        145,482
  Amortization of deferred merger costs and deferred
    consulting expenses                                  257,308        238,765
  Provision for doubtful accounts                             --         91,724
  Deferred taxes                                          16,534             --
  Stock option compensation expense                           --         32,000

Changes in operating assets and liabilities, net of
  the effects of the acquisition:
(Increase) Decrease In:
  Accounts receivable                                   (140,017)      (133,622)
  Inventories                                         (2,066,505)    (1,186,176)
  Advances to suppliers                                   41,655        348,078
  Other receivables                                       44,257             --

Increase (Decrease) In:
  Accounts payable                                       883,117        418,343
  Customer deposits                                       74,601      1,423,547
  Tax payable                                           (363,212)         2,692
  Other payables and accrued expenses                     33,208             --
                                                     ------------   ------------
  Net cash provided by operating activities            1,269,117      2,640,873
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Due from employees                                      (8,045)       (31,157)
  Purchases of construction in progress                 (366,770)            --
  Purchases of plant and equipment                       (24,897)      (378,219)
  Addition to notes receivable                                --     (2,409,638)
                                                     ------------   ------------
  Net cash used in investing activities                 (399,712)    (2,819,014)
                                                     ------------   ------------

    See accompanying notes to the condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                          3 MONTHS ENDED MARCH 31,
                                                           2005             2004
                                                       -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease                                (3,976)         (2,168)
  Repayments to shareholders                                (93,248)             --
                                                       -------------   -------------
  Net cash used in financing activities                     (97,224)         (2,168)
                                                       -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        772,181        (180,309)

  Cash and cash equivalents, beginning of year           11,404,149       5,366,857
                                                       -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 12,176,330    $  5,186,548
                                                       =============   =============
SUPPLEMENTARY CASH FLOW INFORMATION

  1. Interest paid                                     $     34,526    $     23,980
                                                       =============   =============

  2. Income taxes paid                                 $  1,096,545    $    310,480
                                                       =============   =============

  3. Stock options granted in 2004 to purchase 19,393 shares of common stock for $32,000 of accrued compensation in 2003.


    See accompanying notes to the condensed consolidated financial statements

                                       7

             AMERICAN ORIENTAL BIOENGINEERING, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005
             ------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 - STOCK BASED COMPENSATION

The Company's stock option plan is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No 123, Accounting for Stock-Based Compensation and the disclosure provisions of SFAS No.148. Under the provisions of these standards, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, or the fair value method described in SFAS No. 123. The Company has elected to account for its employee stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income.

In June 2004, employment agreements for certain executive officers and directors of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. On the last day of the quarter ended March 31, 2005, the closing stock price was $1.42 and therefore no options were granted to any of our executive officers and directors for the current quarter.

Stock options issued under the employment agreement as pursuant to the employee stock option plan for the first quarter of 2005 were as follow:

                                                                 Options Granted
                                                                 ---------------
          Outstanding December 31, 2004                               43,097
                 Granted                                                --
                 Exercised                                              --
                 Cancelled                                              --
                                                                 ---------------
          Outstanding at March 31, 2005                               43,097
                                                                 ===============

The pro forma effect on net income and income per share relating to the stock option grants, net of the previously recognized intrinsic value expense are as follows:

                                         Three Months Ended   Three Months Ended
                                             March 31, 2005       March 31, 2004
                                         ------------------   ------------------

Net income as reported                           $2,183,189           $1,260,040
Pro forma net income                             $2,183,189           $1,232,544

Basic net income per share as reported                $0.05                $0.04
Pro forma basic net income per share                  $0.05                $0.04

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

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Basic and diluted earnings per share are calculated as follows:

                                                       THREE MONTHS ENDED MARCH 31
                                                            2005           2004
                                                        ------------  ------------

Earnings:
   Net income                                           $ 2,183,189   $ 1,260,040
                                                        ------------  ------------
Income applicable to common shareholders                $ 2,183,189   $ 1,260,040
                                                        ============  ============

Basic:
Income applicable to common shareholders                $ 2,183,189   $ 1,260,040
Weighted average shares outstanding during the period    39,746,827    32,725,827
                                                        ------------  ------------
   Basic earnings per share                             $      0.05   $      0.04
                                                        ============  ============

Diluted:
Income applicable to common shareholders                $ 2,183,189   $ 1,260,040
Weighted average shares outstanding during the period    39,746,827    32,725,827
Effect of dilutive securities:
   Stock options                                                 --        20,414
   Warrants                                               2,955,071       690,790
                                                        ------------  ------------
Diluted weighted common shares outstanding               42,701,898    33,437,031
                                                        ============  ============

   Diluted earning per share                            $      0.05   $      0.04
                                                        ============  ============


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at March 31, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi), the functional currency of the Company, has been converted into US dollars at the exchange rate of 8.3 to 1.

NOTE 7 - INVESTMENT AGREEMENTS AND WARRANTS

On July 22, 2003, the Company filed a current report on Form 8-K pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to announce that BH Capital Investments, LP and Excalibur Limited Partnership (together, the "Investors") and the Company entered into an investment agreement (the "Investment Agreement"). On September 18, 2003, December 30, 2003 and December 31, 2003 the Company filed Form SB-2 registration statements under the Securities Act of 1933, as amended (the "Securities Act") to register the common stock and the warrants issuable in connection with the Investment Agreement. The Investment Agreement expired on January 15, 2005 and the Company withdrew all registration statements on Form SB-2 under the Securities Act that was related to the Investment Agreement. Except for 11,000 shares of warrants that were still outstanding as of March 31, 2005, all other warrants issued in associated with the Investment Agreement were purchased back and cancelled by the Company.

On November 23, 2004, the Company completed a private placement of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended. The Company entered into stock subscription agreements (collectively, the "Subscription Agreement"), with eighty-five (85) accredited investors ("Subscribers"). Pursuant to the Subscription Agreement, the Subscribers purchased six million (6,000,000) shares of the Company's common stock at a per share purchase price of $1.00 in a private placement, resulting in $6,000,000 of gross proceeds to the Company. The offering consisted of investment units, each comprised of one share of the Company's common stock sold at a purchase price per share of $1.00, a 3-year Class A stock purchase warrant to purchase 1 share of common stock exercisable at $0.85, and a 3-year Class B stock purchase warrant to purchase 1/2 share of common stock exercisable at $1.60. The Company issued a total of 7,500,000 shares of Class A stock warrants and 3,000,000 shares of Class B warrants pursuant to the Subscription Agreement. The Company paid fees and commissions in the aggregate amount of $561,386 in connection with this offering.

Upon the execution of the Subscription Agreement, the Company issued to the Subscribers (i) ten (10) Class A warrants and (ii) five (5) Class B warrants for every ten (10) Shares purchased by them under the Subscription Agreement. The warrants will expire three (3) years from the effective date of the registration statement the Company agreed to file with the Securities and Exchange Commission in connection with the private placement. In addition, the warrants contain a cashless exercise provision.

In addition, under the terms of the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement to register the number of shares of common stock issued to the Subscribers under the Subscription Agreement, as well as the number of shares underlying the warrants the Company granted to the Subscribers.

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

To summarize, the Company issued a total of 7,500,000 shares of Class A stock warrants and 3,000,000 shares of Class B warrants in associated with the Subscription Agreement.

NOTE 8 - BUSINESS COMBINATION

On September 8, 2004, the Company signed the Purchase Agreement relating to the acquisition of HSPL and the acquisition was completed on November 22, 2004. The following unaudited pro forma combined condensed statements of income for the quarter ended March 31, 2004 have been prepared as if the acquisition had occurred on January 1, 2004. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                            3 MONTHS ENDED MARCH 31, 2004

                                           AOBO           HSPL       Pro forma
                                        (Unaudited)   (Unaudited)     Combined
                                                                    (Unaudited)
                                        ------------  ------------  ------------

REVENUES                                $ 5,906,619   $ 1,118,617   $ 7,025,236

GROSS PROFIT                              4,086,858       247,207     4,334,065

INCOME FROM OPERATIONS                    1,584,841       215,437     1,800,278

NET INCOME                              $ 1,260,040   $   144,278   $ 1,404,318
                                        ============  ============  ============

NET INCOME PER SHARE
         BASIC                          $      0.04            --   $      0.04
         DILUTED                        $      0.04            --   $      0.04

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
         BASIC                           32,725,827            --    32,725,827
         DILUTED                         33,437,031            --    33,437,031

NOTE 9 - CONTINGENCY AND COMMITMENT

The Company is currently in default of a provision in the November 22, 2004 private placement agreement. The agreement required that should the Form SB-2 registration statement under the Securities Act of 1933 to register 16,500,000 shares of the common stock on behalf of the subscribers cannot be declared effective by the Security and Exchange Commission within 120 days after the closing of the transaction, or March 20, 2005, the Company shall deliver to the Subscribers at the rate of one and one-half percent (1.5%) pro rated on a daily basis for the first sixty (60) days and thereafter for each thirty days at the rate of two percent (2%) pro rated on a daily basis in cash. As of March 31, 2005, the Company was not requested to make any penalty payments however the Company accrued $10,500 for such penalties as a result of late effectiveness of registration statement.

On April 29, 2005, such registration statement was declared effective by Securities and Exchange Commission.

NOTE 10 - SUBSEQUENT EVENTS

On March 14, 2005, the Company filed a registration statement on Form SB-2 under the Securities Act to register the securities issued in the private placement on November 23, 2004 as described in NOTE 7. See PART II ITEM 2 for detail. On April 29, 2005, that registration statement was declared effective by Securities and Exchange Commission.

On May 6, 2005, the Company announced the signing of a legally-binding letter of intent to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. AOBO plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

As used in this report, the terms "Company", "we", "our", "us" and "AOBO" refer to American Oriental Bioengineering, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

The Company does not have any reserves against its accounts receivable or inventories at quarter ended March 31, 2005 and year ended December 31, 2004. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from such current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No.
104. All of the following criteria must exist in order for us to recognize revenue:

         1.   Persuasive evidence of an arrangement exists;
         2.   Delivery has occurred or services have been rendered;
         3.   The seller's price to the buyer is fixed or determinable; and
         4.   Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with distributors and revenue are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE
------------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2004
---------------------------

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

Revenues for the quarter ended March 31, 2005 were $9,652,782, an increase of $3,746,163 from $5,906,619 for the quarter ended March 31, 2004. Compared to 2004, our sales revenues from our three main categories of products in 2005 were as follows:

Product                                Three months ended March 31,
                                        -------------------------   Increase /
                                           2005          2004       (Decrease)
---------------------------------       -----------   -----------   -----------

Chinese herbal medicinal products        $6,005,099    $4,955,155    $1,049,944
Health food supplements                   1,089,042       605,465       483,577
Soybean protein peptide                   2,558,641       345,999     2,212,642

                                         -----------   -----------   -----------
TOTAL                                    $9,652,782    $5,906,619    $3,746,163
                                         ===========   ===========   ===========


In the first quarter of 2005, the sales of our Chinese herbal medicinal products through Harbin Bioengineering decreased by $1,692,844 or 34% as compared to the same period in 2004. This was mainly due to reduction in Cease Enuresis Soft Gel sales. However, the acquisition of HSPL contributed to an increase in sales of medicinal products because HSPL produced and sold additional types of medicinal products and as a result, the sales of Chinese herbal medicinal products for the Company as a whole increased by $1,049,944 in aggregate.

The sales revenue from our health food supplement series increased to $1,089,042 in the first quarter of 2005 from $605,465 from the same period in 2004, representing a growth of 80%. During 2004, we improved our performance in health food supplement products through continued marketing efforts and promotions from a reduction in sales due to severe competition in the Chinese market in 2003. In first quarter of 2005 our marketing and promotion efforts continued to help us to recover our sales in health food supplements and resulted in an increase in sales.

The sales of our soybean protein peptide increased from $345,999 to $2,558,641. In 2003, when we launched our soybean protein peptide products, our distributors placed purchase orders with larger quantities for initial ordering and in 2004, when the distributors placed their refill orders, the order size was reduced and caused a reduction in sales revenue for soybean protein peptide products. During the first quarter of 2005, our sales in soybean protein peptide started to pick up again and distributors placed purchase orders for larger quantities to replenish their products on hand to meet their requirements.

Cost of revenues for the quarter ended March 31, 2005 were $3,627,564, an increase of $1,807,803 from $1,819,761 for the same quarter last year. The increase in costs of sales by product categories were as follows:

Product                                Three months ended March 31,
                                        -------------------------   Increase /
                                           2005          2004       (Decrease)
---------------------------------       -----------   -----------   -----------

Chinese herbal medicinal products       $2,337,904    $1,531,109    $  806,795
Health food supplements                    427,429       235,797       191,632
Soybean protein peptide                    862,231        52,855       809,376

                                        -----------   -----------   -----------
TOTAL                                   $3,627,564    $1,819,761    $1,807,803
                                        ===========   ===========   ===========


The cost of sales of our health food supplement series increased by $191,632, or 81% in the first quarter of 2005 compared to the same period in 2004. This increase resulted from our 80% increase in sales revenue from our health food supplement series during the first quarter of 2005 as compared to same period in 2004. The percentage increase in cost of sales was similar to the percentage increase in sales revenue.

The cost of sales of Chinese herbal medicinal products in Harbin Bioengineering decreased by $437,680, or 29% in first quarter of 2005 compared to same period in 2004. This decrease resulted from our 34% decrease in sales revenue from our Chinese herbal medicinal products sold through Harbin Bioengineering in the same period as compared to last year. The percentage decrease in cost of sales was similar to the percentage decrease in sales revenue. In the current quarter HSPL incurred cost of sales of $1,244,475 in conjunction with the sales revenue of $2,742,788 in the current quarter, resulted in increase cost of sales of $806,795 for AOBO as a whole.

The cost of sales for our soybean protein peptide products increased by $809,376 in the first quarter of 2005 as compared to the same period in 2004 as a result of an increase of $2,212,642 sales of soybean protein peptide products in the current quarter as compared to the same quarter last year.

The percentage profit margin for HSPL was 55% in the current quarter.

Compared to the first quarter of 2004, the percentage profit margin for our Company decreased from 69% to 62% in the current quarter. The decrease in percentage profit margin was mainly attributable to the percentage profit margin of HSPL of 55%, which was lower than the average percentage profit margin of all products of Harbin Bioengineering, which was 67%.

Selling and Marketing Expenses
------------------------------

Selling and marketing expenses increased from $478,731 in the first quarter of 2004 to $655,375 in 2004, representing a 37% increase. In the first quarter of 2005, the Company spent $168,453 for the payroll of our sales and marketing executives and employees in Harbin Bioengineering, or an increase of 77% from $95,054 in the same quarter in 2004. This increase was mainly due to an increase in the number of employees in our sales and marketing department. In the first quarter of 2005, HSPL spent $15,411 in payroll expenses for sales and marketing executives and employees.

Compared to the first quarter of 2004, Harbin Bioengineering slightly increased its expenditure on selling and marketing overhead from to $383,677 to $410,945, or 7%, in the first quarter of 2005 against the same quarter in 2004.

In the first quarter of 2005, HSPL spent $60,566 on selling and distribution overhead.

Advertising Expenses
--------------------

Advertising expenses for the quarter ended March 31, 2005 amounted to $814,733, which was a slight decrease of 4% as compared with $845,773 in the same quarter in 2004.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased from $1,032,030 in the first quarter of 2004 to $1,225,393 in the same quarter this year, or a 19% increase. Compared to the same quarter in 2004, our increase in the expenses was because of the following:

Breakdown of expenses:                 Three months ended March 31,
                                        -------------------------  Increase /
                                           2005          2004      (Decrease)
---------------------------------       -----------  -----------  -----------

Harbin Bioengineering - payroll         $  110,560   $   80,717   $   29,843
Harbin Bioengineering - non payroll        362,460      550,797     (188,337)
HSPL - payroll                              33,381           --       33,381
HSPL - non payroll                          34,439           --       34,439
AOBO Hong Kong office overhead              60,785           --       60,785
AOBO US office overhead                     40,028           --       40,028
Professional fee expenses                  234,682           --      234,682
Stock based consultant expenses            257,308      276,766      (19,458)
Executive compensation                      91,750       91,750            0
ESOP expenses                                    0       32,000      (32,000)

                                        -----------  -----------  -----------
TOTAL                                   $1,225,393   $1,032,030   $  193,363
                                        ===========  ===========  ===========


During the first quarter of 2005, the Company spent $110,560 in payroll expenses for Harbin Bioengineering as compared to $80,717 in 2004. This increase resulted from an increase in the total number of employees. However, Harbin Bioengineering reduced the expenditure in non payroll expenses by $188,337 as a result of a slow down in administrative activities during the first quarter of 2005 as compared to the same quarter last year. During the first quarter of

2005, HSPL spent $33,381 and $34,439 on payroll and non payroll expenses, respectively. There were no similar expenditures in the same quarter of 2004. The Company spent $60,785 and $40,028 in overhead expenses for Hong Kong and US offices, respectively. In the same period last year the Company had not yet established these 2 offices.

Depreciation and Amortization
-----------------------------

Depreciation and amortization of plant and equipment increased $159,499 in the first quarter of 2005 compared to same period in 2004. The increase was mainly due to an increase in assets as a result of the HSPL acquisition.

Income Taxes
------------

Income tax expense was $749,871 for the quarter ended March 31, 2005, as compared to $313,172 for the quarter ended March 31, 2004. The increase was due to the increase in profit of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOBO.

The income tax was provided at 15% of income before tax at the level of Harbin Bioengineering and 33% at the level of HSPL in China. The tax rate applied for tax expenses in the current quarter, however, was 26% instead of 20% (weighted average of the tax rate for Harbin Bioengineering and HSPL). This was because there were other operating expenses incurred at the holding company level as well as AOBO HK and AOBO US, and these expenses could not enjoy tax benefits in China and so the income tax rate provided for the Company was higher than 15% and reached 26%.

Net Income
----------

In the first quarter of 2005, our net income increased by $923,149 to a net income of $2,183,189 from a net income of $1,260,040 in the same quarter in 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

Our cash balance increased by $772,181 to $12,176,330 as of March 31, 2005, as compared to $11,404,149 as of December 31, 2004. The increase was mainly attributable to our cash flow generated from operations, which amounted to $1,269,117 during the first quarter of 2005. The increased cash flow was due to our net income from operations of $2,183,189 offset by an increase in inventories of $2,066,505 during the current quarter. In the current quarter we also increased accounts payable by $883,117 and this increase positively contributed to the cash flow.

Our cash flow used for investing activities amounted to $399,712, of which $366,770 was for the purchases of assets and our cash flow used for financing activities amounted to $97,224 of which $93,248 was attributable to repayments to shareholders.

Working Capital
---------------

Our working capital increased by $2,108,965 to $16,912,035 at March 31, 2005, as compared to $14,803,070 at December 31, 2004. The increase in working capital at December 31, 2004 was the result of our increase in cash of $772,181 and inventories of $2,066,505.

The Company currently generates its cash flow through operations and shareholder loans. The Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. However, from time to time the Company may require extra funding through financing activities and investments for expansion. On November 23, 2004, we completed a $6,000,000 private placement from which we received net cash proceeds of $5,438,614. During 2004 the Company also used $7,228,916 in cash for the HSPL acquisition. In the future, we believe the Company may increase its access to funding that may be needed for our ongoing operations and our potential expansion into new markets and the Company believes that extra funding from external sources may be required. From time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

On May 6, 2005, the Company announced the signing of a legally-binding letter of intent to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. AOBO plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets. As a result, the working capital of the Company may be changed, depending on how the acquisition transaction is being entered into between the Company and HQPL.


ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements by the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group consisted of the Chief Executive Officer, Chief Financial Officer, one of the members from the board of directors and 2 executives (including the manager) from internal audit department and was under the supervision of Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10QSB before it was filed with the Commission. The audit group made their evaluation in pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act") to the maximum possible extent and to the best knowledge of the audit group. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the period covered by this report. For information relating to our November 23, 2004 private placement and our resale registration statement that became effective April 29, 2005, please see Note 7 to our Financial Statements - Investment Agreements and Warrants.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Potential Acquisition
---------------------

On May 6, 2005, the Company announced the signing of a legally-binding letter of intent to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. AOBO plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets. As a result, the working capital of the Company may be changed, depending on how the acquisition transaction is being entered into between the Company and HQPL.

Completion of acquisition or disposition of assets
--------------------------------------------------

On February 11, 2005, the Company filed with the Securities and Exchange Commission ("SEC") an amendment to its current report on Form 8-K, dated November 22, 2004. That amendment contained financial statements of HSPL in connection with the Company's recent acquisition of that entity. In its November 22, 2004 report, the Company disclosed that its board of directors had determined that the closing procedures to acquire HSPL were completed, as stipulated in the purchase agreement entered into on September 8, 2004 and filed as an exhibit to the Company's current report on Form 8-K on September 14, 2004. The Company first disclosed information related to this acquisition in its current report on Form 8-K it filed with the SEC on June 9, 2004 after it signed, on May 26, 2004, a legally binding letter of intent.

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



AMERICAN ORIENTAL BIOENGINEERING, INC.



/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 13, 2005


/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: May 13, 2005