Form 10QSB
period 2005-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-08-15
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2005

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
                                                                Yes  X    No
                                                                    ---      ---

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock              Outstanding as of June 30, 2005
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                         1,000,000
Common Stock, $0.001 par value                           40,104,327

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
                o   Condensed Consolidated Balance Sheets
                o   Condensed Consolidated Statements of Income
                o   Condensed Consolidated Statements of Cash Flows
                o   Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations
Item 3.     Controls and Procedures

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                          JUNE 30,  DECEMBER 31,
                                                              2005          2004
                                                       -----------   -----------
                                                         UNAUDITED
CURRENT ASSETS
 Cash and cash equivalents                             $14,874,770   $11,404,149
 Accounts receivable (net of allowance for doubtful
 accounts of $562,620 at June 30, 2005)                  5,798,414     4,736,901
 Inventories                                             9,285,195     5,673,059
 Advances to suppliers                                     472,831       518,589
 Other receivables                                          13,492       156,062
 Due from employees and other assets                       204,557       182,099
 Deferred consulting expenses                            1,172,036     1,686,652
                                                       -----------   -----------
          TOTAL CURRENT ASSETS                          31,821,295    24,357,511

PLANT AND EQUIPMENT, NET                                 7,636,514     8,068,776
DEFERRED TAX ASSETS                                        435,544       159,958
LICENSE, NET                                               496,988       542,168
CONSTRUCTION IN PROGRESS                                 2,623,360     1,836,714
LAND USE RIGHTS, NET                                     7,788,912     7,871,497

                                                       -----------   -----------
    TOTAL ASSETS                                       $50,802,613   $42,836,624
    ------------                                       ===========   ===========


    See accompanying notes to the condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30,  DECEMBER 31,
                                                             2005          2004
                                                      -----------   -----------
                                                        UNAUDITED

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                      $   991,790   $   755,266
Short-term bank loans                                   5,060,241     5,060,241
Customer deposits                                         182,101       160,504
Advance for stock purchase                                290,048            --
Taxes payable                                           1,273,227     1,096,545
Other payables and accrued expenses                     1,380,206     1,064,411
Due to shareholders                                     2,437,879     1,404,522
Current portion of obligations under capital leases        13,142        12,952
                                                      -----------   -----------
          TOTAL CURRENT LIABILITIES                    11,628,634     9,554,441

LONG-TERM PORTION OF OBLIGATIONS UNDER CAPITAL LEASES      26,888        34,548
DEFERRED TAX LIABILITIES                                  163,875       107,201
                                                      -----------   -----------
TOTAL LIABILITIES                                      11,819,397     9,696,190
                                                      -----------   -----------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares
authorized; 1,000,000 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively        1,000         1,000
Common stock, $0.001 par value; 60,000,000 shares
authorized; 40,104,327 and 39,746,827 shares issued
and outstanding, respectively                              40,105        39,747
Additional paid-in capital                             17,203,821    16,900,303
Retained earnings (the restricted portion of
retained earnings is $1,294,689 and $1,294,689 at
June 30, 2005 and December 31, 2004, respectively)     21,738,290    16,199,384
                                                      -----------   -----------
           TOTAL SHAREHOLDERS' EQUITY                  38,983,216    33,140,434
                                                      -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $50,802,613   $42,836,624
   ------------------------------------------         ===========   ===========

    See accompanying notes to the condensed consolidated financial statements

                     AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                        2005            2004            2005            2004
                                ------------    ------------    ------------    ------------

REVENUES                        $ 11,902,470    $  6,003,960    $ 21,555,252    $ 11,910,579

COST OF GOODS SOLD                (4,188,755)     (1,842,825)     (7,816,319)     (3,662,586)
                                ------------    ------------    ------------    ------------

GROSS PROFIT                       7,713,715       4,161,135      13,738,933       8,247,993

Selling and marketing               (550,446)       (550,423)     (1,205,821)     (1,029,154)

Advertising                         (589,350)       (761,431)     (1,404,084)     (1,607,204)

General and administrative        (1,803,799)       (849,680)     (3,029,193)     (1,881,710)

Depreciation and amortization       (303,946)       (145,572)       (608,927)       (291,055)
                                ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS             4,466,174       1,854,029       7,490,908       3,438,870

INTEREST EXPENSE, NET                (65,401)        (23,811)       (157,075)        (47,791)

OTHER INCOME (EXPENSE), NET           (7,277)         14,392          (7,277)         26,742
                                ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES         4,393,496       1,844,610       7,326,556       3,417,821

INCOME TAXES                      (1,037,779)       (336,861)     (1,787,646)       (650,033)
                                ------------    ------------    ------------    ------------

NET INCOME                      $  3,355,717    $  1,507,749    $  5,538,910    $  2,767,788
                                ============    ============    ============    ============

NET INCOME PER SHARE
         BASIC                  $       0.08    $       0.05    $       0.14    $       0.08
                                ============    ============    ============    ============
         DILUTED                $       0.08    $       0.05    $       0.13    $       0.08
                                ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
         BASIC                    39,927,624      32,909,190      39,837,225      32,817,508
         DILUTED                  42,506,207      32,936,131      42,447,551      32,848,200

            See accompanying notes to the condensed consolidated financial statements

                                               5

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                            2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 5,538,910    $ 2,767,788
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          608,927        291,055
  Amortization of deferred merger costs                       --         16,666
  Amortization of deferred consulting expenses           514,616        460,866
  Allowance for doubtful accounts                        562,620             --
  Deferred taxes                                        (218,914)            --
  Common stock issued for consulting services                 --         97,210
  Stock option compensation expense                           --         32,000
  Buyback of warrants                                         --         25,000
  Changes in operating assets and liabilities,
  net of the effects of the acquisition:
  (Increase) Decrease In:
  Accounts receivable                                 (1,624,133)      (129,217)
  Inventories                                         (3,612,136)    (1,034,725)
  Advances to suppliers                                   45,758        226,696
  Other receivables                                      142,570       (278,887)
  Due from employees and other assets                    (22,458)       (30,082)

Increase (Decrease) In:
  Accounts payable                                       236,524        255,438
  Customer deposits                                       21,597             --
  Taxes payable                                          176,682         26,381
  Other payables and accrued expenses                    315,795             --
  Payable to related party                                    --         45,423
                                                     -----------    -----------
  Net cash provided by operating activities            2,686,358      2,771,612
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of construction in progress                 (786,646)            --
  Purchases of plant and equipment                       (48,902)        (4,450)
  Addition to notes receivable                                --     (2,441,928)
  Deposit for machinery                                       --       (379,934)
  Deposit for leasehold improvement                           --       (386,000)
                                                     -----------    -----------
  Net cash used in investing activities                 (835,548)    (3,212,312)
                                                     -----------    -----------


    See accompanying notes to the condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,
                                                                2005            2004
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of warrants                         303,876              --
  Advance for stock purchase                                 290,048              --
  Repayments of capital lease                                 (7,470)         (3,917)
  Due to shareholders                                      1,033,357              --
                                                        ------------    ------------
  Net cash provided by (used in) financing activities      1,619,811          (3,917)
                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       3,470,621        (444,617)

  Cash and cash equivalents, beginning of year            11,404,149       5,366,857

                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 14,874,770    $  4,922,240
----------------------------------------                ============    ============
SUPPLEMENTARY CASH FLOW INFORMATION

1. Interest paid                                        $     48,014    $     23,679
                                                        ------------    ------------

2. Income taxes paid                                    $  1,782,169    $    313,172
                                                        ------------    ------------

3. Issued 321,000 shares of common stock valued at $165,975 for consulting services in 2004.

4. Issued 700,000 shares of common stock valued at $1,190,000 for deferred consulting services in 2004.


    See accompanying notes to the condensed consolidated financial statements




             AMERICAN ORIENTAL BIOENGINEERING, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB/A. These interim financial statements should be read in conjunction with that report.

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

In June 2004, employment agreements for certain executive officers and directors of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. On the last day of the quarter ended June 30, 2005, the closing stock price was $1.70 and therefore no options were granted to any of executive officers and directors for the current quarter.

Stock options issued under the employment agreements as pursuant to the employee stock option plan for the second quarter of 2005 were as follows:

                                                            Options Granted
                                                            ---------------
          Outstanding at December 31, 2004                      43,097
                 Granted                                          --
                 Exercised                                        --
                 Cancelled                                        --
                                                            ---------------
          Outstanding at June 30, 2005                          43,097
                                                            ===============

The pro forma effect on net income and income per share relating to the stock option grants, net of the previously recognized intrinsic value expense, are as follows:

                                           Six Months Ended    Six Months Ended
                                              June 30, 2005       June 30, 2004
                                           -----------------   -----------------

Net income as reported                           $5,538,910          $2,767,788
Pro forma net income                             $5,538,910          $2,740,292

Basic net income per share as reported                $0.14               $0.08
Pro forma basic net income per share                  $0.14               $0.08

The fair value of options granted under the Company's stock option plan were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                Weighted average of expected risk-free interest rates      3.00%
                Expected years to exercise date                                5
                Expected stock volatility                                 81.49%
                Expected dividend yield                                       0%

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Basic and diluted earnings per share are calculated as follows:

                                                        SIX MONTHS ENDED JUNE 30
                                                           2005         2004
                                                        -----------  -----------

Earnings:
   Net income                                           $ 5,538,910  $ 2,767,788
                                                        -----------  -----------
Income applicable to common shareholders                $ 5,538,910  $ 2,767,788
                                                        ===========  ===========

Basic:
Income applicable to common shareholders                $ 5,538,910  $ 2,767,788
Weighted average shares outstanding during the period    39,837,225   32,817,508
                                                        -----------  -----------
   Basic earnings per share                             $      0.14  $      0.08
                                                        ===========  ===========

Diluted:
Income applicable to common shareholders                $ 5,538,910  $ 2,767,788
Weighted average shares outstanding during the period 39,837,225 32,817,508 Effect of dilutive securities:
   Stock options                                                 --        8,935
   Warrants                                               2,610,326       21,757
                                                        -----------  -----------
Diluted weighted common shares outstanding               42,447,551   32,848,200
                                                        ===========  ===========

   Diluted earnings per share                           $      0.13  $      0.08
                                                        ===========  ===========


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at June 30, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi), the functional currency of the Company, has been converted into US dollars at the exchange rate of 8.3 to 1. On July 22, 2005, Renminbi rose about 2 percent against the US dollar at the exchange rate of 8.11 to 1.

NOTE 7 - INVESTMENT AGREEMENTS AND WARRANTS

On November 23, 2004, the Company completed a private placement of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended. The Company entered into stock subscription agreements (collectively, the "Subscription Agreement"), with eighty-five (85) accredited investors ("Subscribers"). Pursuant to the Subscription Agreement, the Subscribers purchased six million (6,000,000) shares of the Company's common stock at a per share purchase price of $1.00 in the private placement, resulting in $6,000,000 of gross proceeds to the Company. The Company issued a total of 7,500,000 shares of Class A stock warrants and 3,000,000 shares of Class B warrants pursuant to the Subscription Agreement. The Company paid fees and commissions in the aggregate amount of $561,386 in connection with this offering.

Upon the execution of the Subscription Agreement, the Company issued to the Subscribers (i) ten (10) Class A warrants exercisable at $0.85 and (ii) five (5) Class B warrants for every ten (10) Shares purchased by them under the Subscription Agreement exercisable at $1.60. The warrants will expire three (3) years from the effective date of the registration statement the Company agreed to file with the Securities and Exchange Commission in connection with the private placement. In addition, the warrants contain a cashless exercise provision.

In addition, under the terms of the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement to register the number of shares of common stock issued to the Subscribers under the Subscription Agreement, as well as the number of shares underlying the warrants the Company granted to the Subscribers. On March 14, 2005, the Company filed a registration statement on Form SB-2 under the Securities Act to register the securities issued in the private placement on November 23, 2004 and on April 29, 2005. The registration statement was declared effective by Securities and Exchange Commission.

Westminster Securities Corporation of New York served as placement agent in connection with this offering. As compensation for its services, Westminster received Class A stock purchase warrants exercisable for a total of 1.5 million shares of the Company's common stock, subject to adjustment provisions set forth in such warrants, and otherwise on the same terms and conditions as the Class A stock purchase warrants issued to the investors in the offering.

From May 12, 2005 to June 30, 2005, a total of 357,500 shares of Class A stock purchase warrants were exercised by the Investors for total proceeds of $303,876.

NOTE 8 - ACQUISITIONS

On September 8, 2004, the Company signed a purchase agreement relating to the acquisition of Heilongjiang Songhuajiang Pharmaceutical Co., Ltd ("HSPL") and the acquisition was completed on November 22, 2004. The following unaudited pro forma combined condensed statements of income for the six months ended June 30, 2004 have been prepared as if the acquisition had occurred on January 1, 2004.

The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                 Pro Forma Combined
                                                        (Unaudited)
                                                 ------------------

REVENUES                                         $       14,340,898

GROSS PROFIT                                              8,653,913

INCOME FROM OPERATIONS                                    3,806,813

NET INCOME                                       $        3,135,731
                                                 ==================

NET INCOME PER SHARE
         BASIC                                   $             0.08
         DILUTED                                 $             0.08

On May 6, 2005, the Company announced the signing of a legally-binding letter of intent to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. The Company plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government. As of the date of this report, the Company did not enter into any definitive agreement with HQPL and the acquisition was not completed.

NOTE 9 - COMMITMENTS

The Company occupies one retail store space leased from a third party. The terms of the lease commitment began on April 20, 2005 and expires on November 6, 2006. Accordingly, for the six months ended June 30, 2005, the Company recognized rental expense for this space of $19,062.

As of June 30, 2005, the Company has commitments with respect to the non-cancelable operating lease for the retail store, as follows:

                                                     JUNE 30, 2005
                                                 -----------------
Within 1 year                                    $         184,615
There after                                                 69,231
                                                 -----------------
Total                                            $         253,846
                                                 =================

The Company entered into a non-cancelable construction contract during 2005 for a new peptide workshop in Harbin. The terms of the contract will expire in 2005. The future obligations of the Company under this commitment are as follows:

                                                     JUNE 30, 2005
                                                 -----------------
Within 1 year                                    $         473,494
There after                                                     --
                                                 -----------------
Total                                            $         473,494
                                                 =================

NOTE 10 - SUBSEQUENT EVENTS

On July 13, 2005, the Company filed a current report on Form 8-K pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to announce that the American Stock Exchange approved the listing of the Company's common stock, par value $0.001 per shar,e for listing. The ticket symbol for the Company on American Stock Exchange is "AOB".


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

As used in this report, the terms "Company", "we", "our", "us" and "AOB" refer to American Oriental Bioengineering, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOB believes," "management believes" and similar languages. The forward-looking statements are based on the current expectations of AOB and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

The Company had not provided any reserves against its accounts receivable at December 31, 2004. In the second quarter of 2005, the management of the Company provided reserves on its accounts receivable to reflect management's expectation on the collectibility of aged accounts receivable. Management's estimation on the reserves on accounts receivable in second quarter of 2005 was based on the current facts that there is significant aged accounts receivable. In making their judgment, management has assessed customers' ability to continue to pay their outstanding invoices timely, and whether their financial position will deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

The Company had not provided any reserves against its inventory at December 31, 2004 and at June 30, 2005. Management's estimation that there are no reserves is based on the current facts that the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2004
--------------------------

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

Revenues for the quarter ended June 30, 2005 were $11,902,470, an increase of $5,898,510 from $6,003,960 for the quarter ended June 30, 2004. Compared to 2004, our sales revenues from our two main categories of products in 2005 were as follows:

Product                               Three Months Ended June 30,
                                      ---------------------------     Increase /
                                              2005           2004     (Decrease)
---------------------------           ------------    -----------    -----------

Plant based pharmaceuticals           $  7,420,609    $ 2,298,567    $ 5,122,042
products (PBP Products)
Plant based nutraceuticals               4,481,861      3,705,393        776,468
products(PBN Products)

                                      ------------    -----------    -----------
TOTAL                                 $ 11,902,470    $ 6,003,960    $ 5,898,510
                                      ============    ===========    ===========

In the second quarter of 2005, the sales of our PBP Products increased by $5,122,042 or 223% as compared to the same period in 2004. This was mainly due to increase in Cease Enuresis Soft Gel sales. Also, the acquisition of HSPL contributed to an increase in sales of PBP Products because HSPL produced and sold additional types of PBP Products that amounted to $3,909,917.

The sales revenue from our PBN Products increased to $4,481,861 in the second quarter of 2005 from $3,705,393 from the same period in 2004, representing a growth of 21%. In the second quarter of 2005 our marketing and promotion efforts continued to help us to increase our sales in PBN Products.

Cost of revenues for the quarter ended June 30, 2005 were $4,188,755, an increase of $2,345,930 from $1,842,825 for the same quarter last year. The increases in costs of sales by product categories were as follows:

Product                            Three Months Ended June 30,
                                  ----------------------------        Increase /
                                        2005              2004        (Decrease)
---------------------------       ----------        ----------        ----------

PBP Products                      $2,647,978        $  644,138        $2,003,840
PBN Products                       1,540,777         1,198,687           342,090

                                  ----------        ----------        ----------
TOTAL                             $4,188,755        $1,842,825        $2,345,930
                                  ==========        ==========        ==========

The cost of sales of our PBP Products increased by $2,003,840, or 311% in the second quarter of 2005 compared to the same period in 2004. This increase resulted from our 223% increase in sales revenue from our PBP Products sold through Harbin Bioengineering in the same period as compared to last year and our sales of PBP Products through HSPL. The cost of sales increased in higher proportion than our increase in revenue because the gross profit margin of HSPL was lower than that of Harbin Bioengineering and in the same quarter of 2004 the revenue and cost of sales of HSPL had not been consolidated into AOB.

The cost of sales of our PBN Products increased by $342,090, or 29%, in the second quarter of 2005 compared to the same period in 2004. This increase resulted from our 21% increase in sales revenue from PBN Products during the second quarter of 2005 as compared to same period in 2004. The percentage increase in cost of sales was higher than the percentage increase in sales revenue because there was a slight decrease in percentage profit margin.

Compared to the second quarter of 2004, the percentage profit margin for our Company decreased from 69% to 65% in the current quarter. The decrease in percentage profit margin was mainly attributable to the percentage profit margin of HSPL of 61%, which was lower than the average percentage profit margin of all products of Harbin Bioengineering, which was 67%.

Selling and Marketing
---------------------

Selling and marketing expenses amounted to $550,446 in the second quarter of 2005, which is almost the same in the same period in 2004 that amounted to $550,423. The detailed breakdown of the expenses were as follows:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                           2005            2004
                                                    -----------     -----------

Payroll expenses for Harbin Bioengineering          $   162,919     $   109,697
Non payroll expenses for Harbin Bioengineering          224,330         440,726
Payroll expenses for HSPL                                22,748               0
Non payroll expenses HSPL                               129,490               0
Overhead for offices in Hong Kong and US                 10,959               0

                                                    -----------     -----------
TOTAL                                               $   550,446     $   550,423
                                                    ===========     ===========

In the second quarter of 2005, the Company incurred $162,919 for the payroll of our sales and marketing executives and employees in Harbin Bioengineering, or an increase of 49% from $109,697 in the same quarter in 2004. This increase was mainly due to an increase in the number of employees in our sales and marketing department. In the second quarter of 2005, HSPL incurred $22,748 in payroll expenses for sales and marketing executives and employees and $129,490 in overhead expenses. AOB also incurred $10,959 for sales and marketing activities in our Hong Kong and US offices.

Advertising
-----------

Advertising expenses for the quarter ended June 30, 2005 amounted to $589,350, a decrease of 23% as compared with $761,431 in the same quarter in 2004 as the Company determined that the effect of advertising efforts for last year was sufficient to cover the current quarter ended June 30, 2005 and therefore the Company has reduced its effort on advertising in the second quarter of 2005 compared to the same period in 2004.

General and Administrative
--------------------------

General and administrative expenses increased from $849,680 in the second quarter of 2004 to $1,803,799 in the same quarter this year, or a 112% increase. Compared to the same quarter in 2004, our increase in expenses was because of the following:

Breakdown of expenses:                 Three Months Ended June 30,
                                       ---------------------------   Increase /
                                               2005           2004   (Decrease)
-----------------------------------    ------------   ------------   ----------
Harbin Bioengineering - payroll        $    133,429   $     88,764   $   44,665
Harbin Bioengineering - non payroll         243,027        364,943     (121,916)
HSPL - payroll                               63,610              0       63,610
HSPL - non payroll                           30,905              0       30,905
AOB Hong Kong office overhead                75,305         43,330       31,975
AOB US office overhead                       58,408              0       58,408
Professional fees                           287,437              0      287,437
Stock based consultant expenses             257,308        352,643      (95,335)
Executive compensation                       91,750              0       91,750
Allowance for doubtful accounts             562,620              0      562,620

                                       ------------   ------------   ----------
TOTAL                                  $  1,803,799   $    849,680   $  954,119
                                       ============   ============   ==========

During the second quarter of 2005, the Company incurred $133,429 in payroll expenses for Harbin Bioengineering as compared to $88,764 in 2004. This increase resulted from an increase in the total number of employees. However, Harbin Bioengineering reduced the expenditure in non payroll expenses by $121,916 as a result of a slow down in miscellaneous spending on administrative activities during the second quarter of 2005 as compared to the same quarter last year. During the second quarter of 2005, HSPL incurred $63,610 and $30,905 on payroll and non payroll expenses, respectively. There were no similar expenditures in the same quarter of 2004. The Company incurred $75,305 and $58,408 in overhead expenses for Hong Kong and US offices, respectively. In the same period last year the Company incurred a total of $43,330 to maintain the Hong Kong offices. In the current quarter of 2005, the Company provided an allowance of $562,620 for aged accounts receivables, of which the Company had not provided any during the same period last year.

Depreciation and Amortization
-----------------------------

Depreciation and amortization of plant and equipment increased $158,374 in the second quarter of 2005 compared to the same period in 2004. The increase was mainly due to an increase in assets as a result of the HSPL acquisition.

Income Taxes
------------

Income tax expense was $1,037,779 for the quarter ended June 30, 2005, as compared to $336,861 for the quarter ended June 30, 2004. The increase was due to the increase in income before income taxes of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB.

The income tax was provided at 15% of income before tax at the Harbin Bioengineering level and 33% at the HSPL level in China. The effective tax rate applied for tax expenses in the current quarter, however, was 24% instead of 18% in 2004 (weighted average of the tax rate for Harbin Bioengineering and HSPL). This was because there were other operating expenses incurred at the holding company level as well as AOB HK and AOB US, and these expenses could not enjoy tax benefits in China and so the effective income tax rate provided for the Company was 24%.

Net Income
----------

In the second quarter of 2005, our net income increased by $1,847,968 to a net income of $3,355,717 from a net income of $1,507,749 in the same quarter in 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO SIX MONTHS
--------------------------------------------------------------------------------
ENDED JUNE 30, 2004
-------------------

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

Revenues for six months ended June 30, 2005 were $21,555,252, an increase of $9,644,673 from $11,910,579 for six months ended June 30, 2004. Compared to same period in 2004, our sales revenues from our two main categories of products in the six months ended 2005 were as follows:

Product                              Six Months Ended June 30,
                                  ----------------------------        Increase /
                                        2005              2004        (Decrease)
-----------------------------    -----------       -----------       -----------

PBP Products                     $13,425,707       $ 7,253,722       $ 6,171,985
PBN Products                       8,129,545         4,656,857         3,472,688

                                 -----------       -----------       -----------
TOTAL                            $21,555,252       $11,910,579       $ 9,644,673
                                 ===========       ===========       ===========

In the first six months of 2005, the sales of PBP Products increased by $6,171,985 or 85% as compared to the same period in 2004. This was mainly due to an increase in Cease Enuresis Soft Gel sales by Harbin Bioengineering and also by an increase in sales of PBP Products subsequent to the acquisition of HSPL. HSPL produced and sold additional types of PBP Products and resulted in an increase of sales revenue.

The sales revenue from our PBN Products increased to $8,129,545 in the first six months of 2005 from $4,656,857 from the same period in 2004, representing a growth of 75%. In first six months of 2005 our marketing and promotion efforts continued to help us to increase our sales in health food supplements and resulted in an increase in sales.

Cost of revenues for the first six months ended June 30, 2005 were $7,816,319, an increase of $4,153,733 from $3,662,586 for the same period last year. The increases in costs of sales by product categories were as follows:

Product                                Six Months Ended June 30,
                                      --------------------------
                                            2005            2004      (Decrease)
--------------------------------      ----------      ----------      ----------

PBP Products                          $4,985,882      $2,237,823      $2,748,059
PBN Products                           2,830,437       1,424,763       1,405,674

                                      ----------      ----------      ----------
TOTAL                                 $7,816,319      $3,662,586      $4,153,733
                                      ==========      ==========      ==========

The cost of sales of our PBP Products increased by $2,748,059, or 123%, in the first six months of 2005 compared to same period in 2004. The increase resulted from our 85% increase in sales revenue from our PBP Products sold through Harbin Bioengineering in the same period as compared to last year and the increase in sales of PBP Products through HSPL subsequent to the acquisition.

The cost of sales of our PBN Products increased by $1,405,674, or 99%, in the first six months of 2005 compared to the same period in 2004. This increase resulted from our 75% increase in sales revenue from our PBN Products during the first six months of 2005 as compared to same period in 2004. The percentage increase in cost of sales was higher than the percentage increase in sales revenue as in the same quarter of 2004 because the Company recorded an exceptional improvement in profit margin in the first six months of 2004 that was not repeated in the same period in 2005.

Compared to the first six months of 2004, the percentage profit margin for our Company decreased from 69% to 64% in the same quarter of 2005. The decrease in percentage profit margin was mainly attributable to the percentage profit margin of HSPL of 59%, which was lower than the average percentage profit margin of all products of Harbin Bioengineering, which was 69%.

Selling and Marketing
---------------------

Selling and marketing expenses increased from $1,029,154 in the first six months of 2004 to $1,205,821 in the same period in 2005, representing a 17% increase. The details of selling and marketing expenses for the first six months of 2005 were as follows:

                                                       Six Months Ended June 30,
                                                        ------------------------
Product                                                   2005           2004
----------------------------------------------          ----------    ----------

Payroll expenses for Harbin Bioengineering              $  331,371    $  204,751
Non payroll expenses for Harbin Bioengineering             632,299       824,403
Payroll expenses for HSPL                                   38,159             0
Non payroll expenses HSPL                                  190,057             0
Overhead for offices in Hong Kong and US                    13,935             0

                                                        ----------    ----------
TOTAL                                                   $1,205,821    $1,029,154
                                                        ==========    ==========

In the first six months of 2005, the Company incurred $331,371 for the payroll of our sales and marketing executives and employees in Harbin Bioengineering, or an increase of 62% from $204,751 in the same quarter in 2004. This increase was mainly due to an increase in the number of employees in our sales and marketing department. In the first six months of 2005, HSPL incurred $38,159 in payroll expenses for sales and marketing executives and employees.

Despite the increase in our sales and marketing executives and employees, compared to the first six months of 2004, Harbin Bioengineering has reduced its expenditures for selling and marketing overhead by 23% in the first six months of 2005.

In the first six months of 2005, HSPL incurred $190,057 on selling and marketing overhead.

Advertising
-----------

Advertising expenses for the first six months ended June 30, 2005 amounted to $1,404,084, a 13% decrease as compared with $1,607,204 in the same period in 2004, as the Company determined that the effect of advertising efforts last year was sufficient to cover the first half of the year ended June 30, 2005 and therefore the Company has reduced its effort on advertising in the period of six months ended 2005 compared to the same period in 2004.

General and Administrative
--------------------------

General and administrative expenses increased from $1,881,710 in the first six months of 2004 to $3,029,193 in the same period this year, or a 61% increase. Compared to the same period in 2004, our increase in the expenses was because of the following:

Breakdown of expenses:                  Six Months Ended June 30,
                                        -------------------------    Increase /
                                               2005          2004    (Decrease)
--------------------------------------  -----------   ------------  -----------

Harbin Bioengineering - payroll         $   243,989   $    169,481  $    74,508
Harbin Bioengineering - non payroll         605,488        915,740     (310,252)
HSPL - payroll                               96,992              0       96,992
HSPL - non payroll                           65,343              0       65,343
AOB Hong Kong office overhead               136,090         43,330       92,760
AOB US office overhead                       98,436              0       98,436
Professional fees                           522,119              0      522,119
Stock based consultant expenses             514,616        629,409     (114,793)
Executive compensation                      183,500        123,750       59,750
Allowance for doubtful accounts             562,620              0      562,620
                                        -----------   ------------  -----------
TOTAL                                   $ 3,029,193   $  1,881,710  $ 1,147,483
                                        ===========   ============  ===========


During the first six months of 2005, the Company incurred $243,989 in payroll expenses for Harbin Bioengineering as compared to $169,481 in same period of 2004. This increase resulted from an increase in the total number of employees. However, Harbin Bioengineering reduced the expenditures in non payroll expenses by $310,252 as a result of a slow down in miscellaneous spending on administrative activities during the first six months of 2005 as compared to the same period last year. During the first six months of 2005, HSPL incurred $96,992 and $65,343 on payroll and non payroll expenses, respectively. There were no similar expenditures in the same period in 2004. The Company incurred $136,090 and $98,436 in overhead expenses for Hong Kong and US offices, respectively. In the same period last year the Company incurred $43,330 in maintaining the Hong Kong offices. In the current quarter of 2005, the Company provided an allowance of $562,620 for aged accounts receivables, of which the Company had not provided any during the same period last year.

Depreciation and Amortization
-----------------------------

Depreciation and amortization of plant and equipment increased $317,872 in the first six months of 2005 compared to same period in 2004. The increase was mainly due to an increase in assets as a result of the HSPL acquisition.

Income Taxes
------------

Income tax expense was $1,787,646 for the six month period ended June 30, 2005, as compared to $650,033 for the same period in 2004. The increase was due to the increase in pre-tax income of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB.

The income tax was provided at 15% of income before tax at the Harbin Bioengineering level and 33% at the HSPL level in China. The effective tax rate applied for tax expenses in the current period, however, was 25% instead of 19% in 2004 (weighted average of the tax rate for Harbin Bioengineering and HSPL). This was because there were other operating expenses incurred at the holding company level as well as AOB HK and AOB US, and these expenses could not enjoy tax benefits in China and so the effective income tax rate provided for the Company was 25%.

Net Income
----------

In the first six months of 2005, our net income increased by $2,771,122 to a net income of $5,538,910 from a net income of $2,767,788 in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

Our cash balance increased by $3,470,621 to $14,874,770 as of June 30, 2005, as compared to $11,404,149 as of December 31, 2004. The increase was mainly attributable to our cash flow generated from operations, which amounted to $2,686,358 during the first six months of 2005. The increased cash flow was due to our net income from operations of $5,538,910 offset by an increase in account receivables and inventories of $1,624,133 and $3,612,136, respectively, during the first six months of this year. In the current period we also increased accounts payable by $236,524 and this increase positively contributed to the cash flow.

Our cash flow used for investing activities amounted to $835,548, of which $786,646 was for the purchases of assets. Our cash flow from financing activities amounted to $1,619,811, of which $593,924 was from equity related transactions and $1,033,357 was from shareholder advances.

Working Capital
---------------

Our working capital increased by $5,389,591 to $20,192,661 at June 30, 2005, as compared to $14,803,070 at December 31, 2004. The increase in working capital at June 30, 2004 was mainly attributable to our increase in cash, account receivables and inventories by $3,470,621, $1,061,513 and $3,612,136, respectively.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. On November 23, 2004, we completed a $6,000,000 private placement from which we received net cash proceeds of $5,438,614. During 2004 the Company also used $7,228,916 in cash for the HSPL acquisition. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of June 30, 2005, the Company did not have any plan for additional capital through external funding and financing.

On May 6, 2005, the Company announced the signing of a legally-binding letter of intent to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. AOB plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, which may cause changes to working capital. As of the date of this report, the Company did not enter into any definitive agreement with HQPL and the acquisition was not completed.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements by the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group consisted of the Chief Executive Officer, Chief Financial Officer, one of the members from the board of directors and 2 executives (including the manager) from the internal audit department and was under the supervision of Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10QSB before it was filed with the Commission. The audit group made their evaluation in pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act") to the maximum possible extent and to the best knowledge of the audit group. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From May 12, 2005 to June 30, 2005, a total of 357,500 shares of Class A stock purchase warrants that were issued under the Subscription Agreement described in
PART 1 NOTE 7 were exercised by the Investors, resulted in a total of 357,500 shares of common stock of the Company newly issued and outstanding. A total of $303,876 was received by the Company as a result of exercise of warrants by the warrant holders. The details of the exercises are as follows:

            Date of exercise                  Number of warrants exercised
            ----------------                  ----------------------------

            May 12, 2005                                 300,000
            May 16, 2005                                 25,000
            June 3, 2005                                 10,000
            June 30, 2005                                22,500

                                              ----------------------------
            TOTAL                                        357,500
                                              ============================


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Potential Acquisition
---------------------

On May 6, 2005, the Company announced the signing of a legally-binding letter of intent to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. AOB plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets. As of the date of this report, the Company has not signed definitive agreement with HQPL and the transaction was not completed.

Appointment of director
-----------------------

On June 22, 2005, the Board of Directors of the Company increased the number of directors to seven and appointed Eileen Brody to the Board of Directors. Ms. Brody, age 44, is an experienced senior retail executive, with 21 years of experience helping retailers increase growth and profitability. From 1997 to 2004, Ms. Brody was Vice President of Merchandising and the General Merchandising Manager for Carter's Childrenwear's Retail Division, a division of The William Carter Company. There, she was in charge of the merchandising profit and loss for the 175 store nationwide chain. She helped lead a turnaround effort, which produced record sales and profitability for seven consecutive years. While there, she assisted the company in its successful New York Stock Exchange Initial Public Offering.

From 1983 to 1990 she was a Senior Manager and a CPA at the accounting firm of KPMG Peat Marwick. Ms. Brody received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business. She received the Fitzie Foundation Award in 1991, where she was chosen by the Harvard Business School and Fitzie Board of Trustees as the HBS Woman Best Demonstrating Exemplary Leadership, Academic Excellence and Commitment to Community.

Simultaneous with her appointment as a director, the Board has appointed Ms. Brody as a member and chairperson of the Board's Audit Committee.

Ms. Brody has no family relationships with any of the executive officers or directors of the Company. There have been no transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which Ms. Brody had, or will have, a direct or indirect material interest. The Company and Ms. Brody have entered into a service agreement, dated as of June 22, 2005, pursuant to which Ms. Brody shall carry out the duties of an independent director. Under this service contract, the Company will pay Ms. Brody an annual retainer of $30,000 cash, payable monthly, and $30,000 in market value of registered common stock of the Company for every year of service to the Company, payable at the end of each calendar year. The service agreement continues until Ms. Brody is removed or not re-elected as a director of the Company.

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



AMERICAN ORIENTAL BIOENGINEERING, INC.



/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 15, 2005


/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: August 15, 2005