Form 10QSB
period 2005-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2005-11-14
CIK 1090514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [ ] No [X]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock           Outstanding as of October 29, 2005
--------------------------------------------------------------------------------
Preferred Stock, $0.001 par value                         1,000,000
Common Stock, $0.001 par value                           49,829,088

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


PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                       ------
                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                     2005                   2004
                                                                      --------------------    -------------------
                                                                              (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents                                            $        19,074,261     $       11,404,149
 Accounts receivable, net of allowance for doubtful accounts
 of $307,106 and $0, respectively                                               7,691,130              4,736,901
 Inventories, net of provision of $606,927 and $0, respectively                10,506,880              5,673,059
 Advances to suppliers                                                            520,884                518,589
  Other receivables                                                                14,210                156,062
 Prepaid expenses                                                                 138,400                      -
 Due from employees                                                               410,808                182,099
 Deferred consulting expenses                                                     962,328              1,686,652
                                                                      --------------------    -------------------
          Total Current Assets                                                 39,318,901             24,357,511

PLANT AND EQUIPMENT, NET                                                        7,766,247              8,068,776
DEFERRED TAX ASSETS                                                               581,227                159,958
LICENSE, NET                                                                      486,592                542,168
CONSTRUCTION IN PROGRESS                                                        6,481,073              1,836,714
LAND USE RIGHTS, NET                                                            7,950,592              7,871,497
                                                                      --------------------    -------------------
    TOTAL ASSETS                                                      $        62,584,632     $       42,836,624
    ------------                                                      ====================    ===================


                        See accompanying notes to the condensed consolidated financial statements


                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

                                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                                        2005                    2004
                                                                         --------------------    --------------------
                                                                                 (UNAUDITED)
CURRENT LIABILITIES
Accounts payable                                                         $         1,407,773     $           755,266
Short-term bank loans                                                              3,707,365               5,060,241
Common stock to be issued                                                          2,780,328                       -
Taxes payable                                                                      1,231,258               1,096,545
Other payables and accrued expenses                                                1,434,031               1,064,411
Due to officers                                                                            -               1,404,522
Customer deposits                                                                    302,054                 160,504
Current portion of obligations under capital leases                                   13,577                  12,952
                                                                         --------------------    --------------------
          Total current liabilities                                               10,876,386               9,554,441

LONG-TERM PORTION OF OBLIGATIONS UNDER CAPITAL LEASES                                 23,528                  34,548
DEFERRED TAX LIABILITIES                                                             210,885                 107,201
                                                                         --------------------    --------------------
TOTAL LIABILITIES                                                                 11,110,799               9,696,190
                                                                         --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,000,000 shares issued and outstanding at September 30, 2005
and December 31, 2004, respectively                                                    1,000                   1,000
Common stock, $0.001 par value; 60,000,000 shares authorized;
48,264,739 and 39,746,827 shares issued and outstanding, respectively                 48,265                  39,747
Additional paid-in capital                                                        25,122,455              16,900,303
Accumulated other comprehensive income                                               854,058                       -
Retained earnings (the restricted portion of retained earnings is
$1,294,689 and $1,294,689 at September 30, 2005 and
December 31, 2004, respectively)                                                  25,448,055              16,199,384
                                                                         --------------------    --------------------
           Total Shareholders' Equity                                             51,473,833              33,140,434
                                                                         --------------------    --------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $        62,584,632     $        42,836,624
   ------------------------------------------                            ====================    ====================

                    See accompanying notes to the condensed consolidated financial statements

                                  AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                       2005               2004               2005               2004
                                                   -------------      -------------      -------------      -------------
REVENUES                                           $ 13,407,237       $  7,372,555       $ 34,962,489       $ 19,283,134

COST OF GOODS SOLD                                   (4,911,990)        (2,436,157)       (12,728,309)        (6,098,743)
                                                   -------------      -------------      -------------      -------------

GROSS PROFIT                                          8,495,247          4,936,398         22,234,180         13,184,391

Selling and marketing                                  (850,167)          (508,477)        (2,055,988)        (1,537,631)

Advertising                                            (756,541)          (728,802)        (2,160,625)        (2,336,006)

General and administrative                           (1,939,514)          (892,701)        (4,968,708)        (2,757,745)

Merger cost                                                  --             (8,333)                --            (24,999)

Depreciation and amortization                          (310,267)          (145,619)          (919,195)          (436,674)
                                                   -------------      -------------      -------------      -------------

INCOME FROM OPERATIONS                                4,638,758          2,652,466         12,129,664          6,091,336

INTEREST INCOME (EXPENSE), NET                          197,150            (23,694)            40,074            (71,485)

OTHER INCOME, NET                                           577             56,634             (6,700)            83,376

                                                   -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                            4,836,485          2,685,406         12,163,038          6,103,227

INCOME TAXES                                         (1,126,721)          (444,361)        (2,914,367)        (1,094,394)
                                                   -------------      -------------      -------------      -------------

NET INCOME                                            3,709,764          2,241,045          9,248,671          5,008,833

FOREIGN CURRENCY TRANSLATION GAIN                       854,058                 --            854,058                 --

                                                   -------------      -------------      -------------      -------------
COMPREHENSIVE INCOME                               $  4,563,822       $  2,241,045       $ 10,102,729       $  5,008,833
--------------------                               =============      =============      =============      =============

NET INCOME PER SHARE
         BASIC                                     $       0.08       $       0.07       $       0.22       $       0.15
         DILUTED                                   $       0.08       $       0.07       $       0.22       $       0.15

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         BASIC                                       44,000,009         33,570,957         41,239,172         33,073,499
         DILUTED                                     44,076,235         33,594,477         41,267,329         33,097,224


                         See accompanying notes to the condensed consolidated financial statements

                                  AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2005              2004
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 9,248,671       $ 5,008,833
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for obsolete inventories                                             606,927                --
  Depreciation and amortization                                                  919,195           436,674
  Amortization of deferred merger costs                                               --            24,999
  Amortization of deferred consulting expenses                                   724,324           691,299
  Deferred taxes                                                                (317,586)               --
  Provision for doubtful accounts                                                307,106                --
  Common stock for services                                                           --         1,287,210
  Common stock issued for deferred consulting                                         --        (1,059,100)
  Stock option compensation expense                                               32,000            64,000
  Buyback of warrants                                                                 --            25,000
  Changes in operating assets and liabilities, net of the effects of the acquisition:
  (Increase) Decrease In:
  Accounts receivable                                                         (3,261,335)         (420,874)
  Inventories                                                                 (5,440,748)       (1,948,616)
  Advances to suppliers                                                         (140,694)          547,377
  Other receivables                                                              141,852          (281,702)
  Advances to employees                                                         (228,709)          (68,167)

Increase (Decrease) In:
  Accounts payable and accrued expenses                                          620,502           218,755
  Tax payable                                                                    134,712           133,885
  Other payables and accrued expenses                                            369,620                --
  Customer deposits                                                              141,550           155,405
  Payables to related party                                                                         49,183
                                                                             ------------      ------------
  Net cash provided by operating activities                                    3,857,387         4,864,161
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of construction in progress                                       (4,633,459)               --
  Purchases of plant and equipment                                              (651,081)           (9,643)
  Deposit for acquisition                                                             --        (7,228,916)
  Deposit for machinery                                                               --          (388,898)
  Deposit for leasehold improvement                                                   --          (386,000)
                                                                             ------------      ------------
  Net cash used in investing activities                                       (5,284,540)       (8,013,457)
                                                                             ------------      ------------

                         See accompanying notes to the condensed consolidated financial statements


                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                2005               2004
                                                           -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loan                                  $         --       $    481,928
  Repayment of bank loan                                     (1,352,876)          (481,928)
  Proceeds from exercise of warrants                         11,011,000                 --
  Repayment of finance lease                                    (10,395)            (3,522)
  Repayments to officers                                     (1,404,522)                --
                                                           -------------      -------------
  Net cash provided by (used in) financing activities         8,243,207             (3,522)
                                                           -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     6,816,054         (3,152,818)

Effect of exchange rate changes on cash                         854,058                 --

Cash and cash equivalents, beginning of period               11,404,149          5,366,857
                                                           -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 19,074,261       $  2,214,039
----------------------------------------                   =============      =============
SUPPLEMENTARY CASH FLOW INFORMATION

                                                           -------------      -------------
1. Interest paid                                           $     63,747       $     71,485
                                                           -------------      -------------

                                                           -------------      -------------
2. Income taxes paid                                       $  3,155,357       $    313,172
                                                           -------------      -------------

3. Issued 321,000 shares of common stock valued at $165,975 for consulting services in 2004.

4. Issued 700,000 shares of common stock valued at $1,190,000 for deferred consulting services in 2004.

              See accompanying notes to the condensed consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004, as amended. These interim financial statements should be read in conjunction with that report.

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

In June 2004, employment agreements for certain executive officers and directors of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. The stock options vest immediately and expire 5 years from date of grant and with an exercise price of $2.00. On the last day of the quarter ended September 30, 2005, the closing stock price was $4.55 and therefore according to the employment agreements, options to purchase a total of 12,549 shares of common stock were granted to the executive officers and directors for the current quarter.

Stock options issued under the employment agreements in 2005 pursuant to the employee stock option plan were as follow:

                                                Options Granted
                                          ----------------------------
Outstanding at December 31, 2004                    43,097
       Granted                                      12,549
       Exercised                                      --
       Cancelled                                      --
                                          ----------------------------
Outstanding at September 30, 2005                   55,646
                                          ============================

Out of 55,646 shares of stock options, 19,393 shares of stock options will expire on December 31, 2008, 23,704 shares of stock options will expire on March 31, 2009 and 12,549 shares of stock options will expire on September 30, 2010.

The pro forma effect on net income and income per share relating to the stock option grants, net of the previously recognized intrinsic value expense of $32,000 are as follows:

                                              Nine Months Ended      Nine Months Ended
                                             September 30, 2005     September 30, 2004
                                             -------------------    -------------------
Net income as reported                               $9,248,671             $5,008,833
Pro forma net income                                 $9,235,432             $4,981,337

Basic net income per share as reported                    $0.22                  $0.15
Pro forma basic net income per share                      $0.22                  $0.15

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

The basic and diluted earnings per share for the three months ended September 30, 2005 and September 30, 2004 are calculated as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                              2005             2004
                                                           -----------      -----------
Earnings:
   Net income                                              $ 3,709,764      $ 2,241,045
                                                           -----------      -----------
Income applicable to common shareholders                   $ 3,709,764      $ 2,241,045
                                                           ===========      ===========

Basic:
Income applicable to common shareholders                   $ 3,709,764      $ 2,241,045
Weighted average shares outstanding during the period       44,000,009       33,570,957
                                                           -----------      -----------
   Basic earnings per share                                $      0.08      $      0.07
                                                           ===========      ===========

Diluted:
Income applicable to common shareholders                   $ 3,709,764      $ 2,241,045
Weighted average shares outstanding during the period       44,000,009       33,570,957
Effect of dilutive securities:
   Stock options                                                16,077               --
   Warrants                                                     60,149           23,520
                                                           -----------      -----------
Diluted weighted common shares outstanding                  44,076,235       33,594,477
                                                           ===========      ===========

   Diluted earning per share                               $      0.08      $      0.07
                                                           ===========      ===========

The basic and diluted earnings per share for nine months ended September 30, 2005 and September 30, 2004 are calculated as follows:

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                              2005              2004
                                                           -----------      -----------
Earnings:
   Net income                                              $ 9,248,671      $ 5,008,833
                                                           -----------      -----------
Income applicable to common shareholders                   $ 9,248,671      $ 5,008,833
                                                           ===========      ===========


Basic:
Income applicable to common shareholders                   $ 9,248,671      $ 5,008,833
Weighted average shares outstanding during the period       41,239,172       33,073,499
                                                           -----------      -----------
   Basic earnings per share                                $      0.22      $      0.15
                                                           ===========      ===========

Diluted:
Income applicable to common shareholders                   $ 9,248,671      $ 5,008,833
Weighted average shares outstanding during the period       41,239,172       33,073,499
Effect of dilutive securities:
   Stock options                                                    --               --
   Warrants                                                     28,157           23,725
                                                           -----------      -----------
Diluted weighted common shares outstanding                  41,267,329       33,097,224
                                                           ===========      ===========

   Diluted earning per share                               $      0.22      $      0.15
                                                           ===========      ===========

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at September 30, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi), the functional currency of the Company, has been converted into US dollars at the exchange rate of 8.3 to 1 prior to July 22, 2005. On July 22, 2005, Renminbi rose about 2 percent against the US dollar at the exchange rate of 8.11 to 1. The Company changed the conversion rate to 8.11 to 1 and resulted in a gain on translation of $854,058.

NOTE 7 - INVENTORIES

Inventories consist of the following as of September 30, 2005 and December 31, 2004:

                                                   2005               2004
                                              -------------      -------------
Raw materials                                 $  7,931,614       $  4,503,845
Work in progress                                   218,042            511,761
Finished goods                                   2,964,151            657,453
                                              -------------      -------------
                                              $ 11,113,807       $  5,673,059

LESS: Provision for obsolete inventories          (606,927)                --
                                              -------------      -------------
                                              $ 10,506,880       $  5,673,059
                                              =============      =============

NOTE 8 - PLANT AND EQUIPMENT

Plant and equipment consist of the following as of September 30, 2005 and December 31, 2004:

                                                    2005               2004
                                               -------------      -------------
         At cost:
           Buildings                           $  5,746,160       $  5,591,534
           Machinery and equipment                7,830,021          7,527,745
           Leasehold improvements                   100,165             71,406
           Motor vehicles                           434,229            392,084
           Office equipment and furniture           324,447            264,451
           Other equipment                           87,206             85,020
                                               -------------      -------------
                                               $ 14,522,228       $ 13,932,240
                                               -------------      -------------
         Less : Accumulated depreciation
           Buildings                             (1,231,915)        (1,096,180)
           Machinery and equipment               (4,836,175)        (4,150,720)
           Leasehold improvements                   (47,596)           (40,610)
           Motor vehicles                          (294,433)          (249,534)
           Office equipment and furniture          (259,079)          (243,667)
           Other equipment                          (86,783)           (82,753)
                                               -------------      -------------
                                                 (6,755,981)        (5,863,464)
                                               -------------      -------------

         Plant and equipment, net              $  7,766,247       $  8,068,776
                                               =============      =============

NOTE 9 - CONSTRUCTION IN PROGRESS

Construction in progress consists of the following as of September 30, 2005 and December 31, 2004:

                                                 2005                2004
                                             -------------        ------------

Three Happiness                              $  5,121,706         $ 1,826,087
HSPL                                            1,359,367              10,627

                                             -------------        ------------
                                             $  6,481,703         $ 1,836,714
                                             =============        ============


The increase in construction in progress in Three Happiness related to the construction of the peptide workshop and the increase in construction in progress in HSPL related to the fire extinguishing project.

NOTE 10 - INVESTMENT AGREEMENTS AND WARRANTS

On November 23, 2004, the Company completed a private placement ("November 2004 Private Placement") of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended ("Securities Act"). The Company entered into stock subscription agreements (collectively, the

"Subscription Agreement"), with eighty-five (85) accredited investors ("Subscribers"). Pursuant to the Subscription Agreement, the Subscribers purchased six million (6,000,000) shares of the Company's common stock at a per share purchase price of $1.00, resulting in $6,000,000 of gross proceeds to the Company. Upon the execution of the Subscription Agreement, the Company issued to the Subscribers (i) ten (10) Class A common stock purchase warrants ("Class A Warrants") and (ii) five (5) Class B common stock purchase warrants ("Class B Warrants") for every ten (10) shares purchased by them under the Subscription Agreement. The Company issued a total of 7,500,000 Class A Warrants and 3,000,000 Class B Warrants pursuant to the Subscription Agreement. The Class A and Class B Warrants are exercisable to purchase one share of common stock at $0.85 and $1.60, respectively. The warrants expire three (3) years from the effective date of the registration statement the Company agreed to file with the Securities and Exchange Commission in connection with November 2004 Private Placement. In addition, Class A and Class B Warrants contain a cashless exercise provision.

In addition, under the terms of the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement to register the number of shares of common stock issued to the Subscribers in connection with the November 2004 Private Placement, as well as the shares of common stock underlying the Class A and Class B Warrants. On March 14, 2005, the Company filed a registration statement on Form SB-2 under the Securities Act to register the resale of the common stock and common stock underlying the Class A and Class B Warrants. On April 29, 2005, that registration statement was declared effective by Securities and Exchange Commission.

Westminster Securities Corporation served as placement agent in connection with November 2004 Private Placement. In addition to fee and commissions aggregating $561,386, Westminster received Class A common stock warrants exercisable for a total of 1.5 million shares of the Company's common stock, subject to adjustment, and otherwise on the same terms and conditions as the Class A common stock Warrants issued to the investors.

From May 12, 2005 to September 30, 2005, all the Class A Warrants and 2,897,500 Class B Warrants were exercised by the Investors, for total gross proceeds of $11,011,000. At September 30, 2005, common stock relating to $2,780,328 of the proceeds from the exercise of such warrants had not been issued, and is reported as common stock to be issued in the accompanying condensed consolidated balance sheet at September 30, 2005. The common stock was issued on November 8, 2005.

Also see NOTE 12

NOTE 11 - ACQUISITIONS

On September 8, 2004, the Company signed a purchase agreement relating to the acquisition of Heilongjiang Songhuajiang Pharmaceutical Co., Ltd ("HSPL") and the acquisition was completed on November 22, 2004. The following unaudited pro forma combined condensed statements of income for the nine months ended September 30, 2004 have been prepared as if the acquisition had occurred on January 1, 2004. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

                                                        Pro Forma Combined
                                                               (Unaudited)
                                                       --------------------

REVENUES                                               $        22,198,826

GROSS PROFIT                                           $        13,626,759

INCOME FROM OPERATIONS                                 $         6,204,843

NET INCOME                                             $         5,121,461
                                                       ====================

NET INCOME PER SHARE
         BASIC                                         $             0.15
         DILUTED                                       $             0.15

On May 1, 2005, the Company signed a legally-binding letter of intent ("Letter of Intent") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. The Company plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government. The Letter of Intent expired on July 29, 2005 and as of the date of this report, the Company did not enter into any definitive agreement with HQPL and the acquisition has not been completed.

NOTE 12 -COMMITMENTS AND CONTINGENCIES

On June 20, 2005, the Company occupied an office space in Hong Kong. The space was leased from a third party for a commitment of two years. The monthly rent for this space is $1,923. For the three months ended September 30, 2005, the Company recognized rental expense for this space of $5,769.

The Company occupies a retail store space located in Hong Kong. The space is leased from a third party. The terms of the lease commitment began on April 20, 2005 and will expire on November 6, 2006. For the nine months ended September 30, 2005, the Company recognized rental expense for this space of $65,216.

As of September 30, 2005, the Company has commitments with respect to non-cancelable operating leases for office and retail space in Hong Kong as follows:

                                                         SEPTEMBER 30, 2005
                                                       ---------------------
Within 1 year                                          $            252,788
There after                                                          44,481
                                                       ---------------------
Total                                                  $            297,269
                                                       =====================

The Company entered into a non-cancelable construction contract during 2005. The terms of the contract will expire within 2005. The future obligations of the Company under this commitment are as follow:

                                                        SEPTEMBER 30, 2005
                                                       --------------------
Within 1 year                                          $           494,315
There after                                                              -
                                                       --------------------
Total                                                  $           494,315
                                                       ====================

During the course of the November Private Placement, the Company had two resale registration statements on file with the Securities and Exchange Commission with respect to an intended equity line of credit which the Company subsequently terminated. Such registration statements, both filed in December 2003, were subsequently withdrawn in January 2005 ("Resale Registrations").

The Company intended to qualify the November 2004 Private Placement as an exempt offering under Regulation D under the Securities Act. However, the fact that such registration statements were on file with the Securities and Exchange Commission while the Company was conducting the November 2004 Private Placement may have resulted in integration of the offerings and the failure to qualify the November 2004 Private Placement as an exempt offering under Regulation D. As a result, the Company may be subject to rescission liability both under the Securities Act and under applicable "blue sky" laws, to any of those investors who participated in the November 2004 Private Placement in an amount up to the sum of the purchase price of all the investors, plus interest. Such contingent liability could be for up to a period of one year from the date of violation under Federal law, or possibly longer periods under applicable state "blue sky" laws. The Company's common stock is currently trading at levels significantly above the price paid by investors in the November 2004 Private Placement, and the Company believes that as long as the Company's common stock continues to trade at such levels, investors would be unlikely to exercise any possible rescission rights. In addition, the Company believes that many of such investors may have already sold all or a portion of the common stock purchased in the private placement, as well as the common stock underlying the Class A and Class B Warrants, all which have been exercised, as of November 11, 2005. The Company believes that with the continued passage of time, the likelihood of any one or more investors exercising a right of rescission and the attendant potential aggregate liability will continue to decrease. However, there can be no assurance that one or more investors that continues to hold common stock purchased in the November 2004 Private Placement or issued upon exercise of the Class A or Class B Warrants will not chose to exercise any remedies under applicable Federal or state securities laws, which may result in Company liability, to the extent the applicable statute of limitations has not expired.

NOTE 13 - LISTING OF COMPANY'S STOCK ON AMERICAN STOCK EXCHANGE

On July 18, 2005, the Company's common stock commenced trading on the American Stock Exchange. The ticket symbol for the Company on American Stock Exchange is "AOB".

NOTE 14 - OTHER STOCKHOLDERS EQUITY TRANSACTION

On July 24, 2005, the Company cancelled 152,000 shares owned by Shujun Liu, the chairman and the chief executive officer of the Company. These 152,000 restricted shares of the Company were issued to Shujun Liu as part of the consideration of 8,538,943 shares of restricted common stock issued to Shujun Liu conjunction with the acquisition of 100% interest of Harbin Three Happiness Bioengineering Co., Ltd. on December 18, 2001. The Company discovered and concluded that 152,000 shares were wrongly issued to Shujun Liu as part of the consideration for the transaction and therefore were cancelled on July 24, 2005. Shujun Liu agreed to the cancellation. The cancellation was recorded as a reduction in stockholders' equity of the Company.

On August 25, 2005, the Company issued 5,518 and 4,599 shares of restricted common stock of the Company to RADA Advisors Inc. and DSF Capital Inc., upon their exercise of warrants through a cashless exercise provision. RADA Advisors Inc. and DSF Capital Inc. obtained their warrants in an equity line arrangement and a related investment agreement that was entered into by the Company on July 18, 2003. Such shares were issued pursuant to exemptions from the registration requirements of the Securities Act.

NOTE 15 - SUBSEQUENT EVENTS

Commitments
-----------

The Company entered into an operating lease for condominium space for an officer located in New York and such space was leased from a third party. The terms of the lease commitment began on October 15, 2005 and expires on September 30, 2006. The Company deposited $4,500 as a security payment for the lease and the monthly rental amount is $3,000 per month.

The Company also entered into an operating lease, commencing on October 15, for an office space in Hong Kong from a third party for a commitment of one year. The average monthly rental is $4,100.

Exercise of warrants related to $6 million investment
-----------------------------------------------------

From October 1, 2005 to November 8, 2005, the balance of 102,500 shares of Class B Warrants were exercised by investors for a gross proceed of $164,000.

Listing on Archipelago Exchange
-------------------------------

The Company's common stock has been approved for listing on the Archipelago Exchange ("ArcaEx"), a facility of the Pacific Exchange, under the symbol AOB. The Company's common stock commenced trading on ArcaEx on November 11, 2005. In addition to being listed on ArcaEx, the Company's common stock will continue to be listed on the American Stock Exchange under the symbol AOB.

The Company issued a press release on November 11, 2005 announcing the approval of its common stock for listing on ArcaEx. A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

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

The Company had not provided any reserves against its accounts receivable at December 31, 2004. In 2005, the management of the Company provided reserves on its accounts receivable to reflect management's expectation on the collectibility of aged accounts receivable. Management's estimation of the reserves on accounts receivable at September 30, 2005 was based on the current facts that there is significant aged accounts receivable. In making their judgment, management has assessed customers' ability to continue to pay their outstanding invoices timely, and whether their financial position will deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. As at September 30, 2005, the Company provided $307,106 reserves for accounts receivable.

The Company had not provided any reserves against its inventories at December 31, 2004. At September 30, 2005, the Company provided $606,927 against its inventories, of which $131,551 was provided against the inventories of Three Happiness and $475,376 was provided against the inventories of HSPL. Management's estimation that a provision is needed is based on the current facts that there are potential impairments on the current carrying value of the inventories due to potential obsolescence as a result of aged inventories. The Company might not be able to realize the existing carrying value of the inventories. In making their judgment, management made their estimations on the potential impairments based on the demand for their products in the future and the trends of turnover of the inventories.

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

The majority of the Company's revenue results from sales contracts with distributors and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO
----------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

Revenues for the quarter ended September 30, 2005 were $13,407,237, an increase of $6,034,682 from $7,372,555 for the quarter ended September 30, 2004. Compared to the same quarter in 2004, our sales revenues from our two main categories of products in the current quarter of 2005 were as follows:


                                                            Three Months Ended September 30,
                                                   ----------------------------------------------         Increase /
Product                                                             2005                     2004         (Decrease)
---------------------------------------------      ---------------------     --------------------     ---------------
Plant based pharmaceuticals products (PBP
Products)                                          $          8,626,712      $         3,150,091      $    5,476,621
Plant based nutraceuticals products (PBN
Products)                                                     4,780,525                4,222,464             558,061

                                                   ---------------------     --------------------     ---------------
TOTAL                                              $         13,407,237      $         7,372,555      $    6,034,682
                                                   =====================     ====================     ===============

In the third quarter of 2005, the sales of our PBP Products increased by $5,476,621 or 174% as compared to the same period in 2004. This was mainly due to the increase in Cease Enuresis Soft Gel sales. Also, the acquisition of HSPL, completed on November 22, 2004 contributed to an increase in sales of PBP
Products because HSPL produces and sells various types of PBP Products to the market and through the acquisition of HSPL, AOB enriched its product mix on PBP
Products.

The sales revenue from our PBN Products increased to $4,780,525 in the third quarter of 2005 from $4,222,464 from the same period in 2004, representing an increase of 13%. In the third quarter of 2005, our marketing and promotion efforts continued to help us to increase our sales in PBN Products.

Cost of revenues for the quarter ended September 30, 2005 were $4,911,990, an increase of $2,475,833 from $2,436,157 for the same quarter last year. The increases in costs of sales by product categories were as follows:

                                                             Three Months Ended September 30,
                                                   ----------------------------------------------         Increase /
Product                                                             2005                     2004         (Decrease)
---------------------------------------------      ---------------------     --------------------     ---------------

PBP Products                                       $          3,198,873      $           993,441      $    2,205,432
PBN Products                                                  1,713,117                1,442,716             270,401

                                                   ---------------------     --------------------     ---------------
TOTAL                                              $          4,911,990      $         2,436,157      $    2,475,833
                                                   =====================     ====================     ===============

The cost of sales of our PBP Products increased by $2,205,432, or 222% in third quarter of 2005 compared to same period in 2004. This increase resulted from our 174% increase in sales revenue from our PBP Products sold through Harbin Bioengineering in the same period as compared to last year and our sales of additional PBP Products resulting from our acquisition of HSPL completed on November 22, 2004. The cost of sales increased in higher proportion than our increase in revenue because the gross profit margin of HSPL was lower than that of Harbin Bioengineering and in the same quarter of 2004 the revenue and cost of sales of HSPL had not been consolidated into AOB.

The cost of sales of our PBN Products increased by $270,401, or 19% in the third quarter of 2005 compared to the same period in 2004. This increase resulted from our 13% increase in sales revenue from PBN Products during the third quarter of 2005 as compared to same period in 2004. The percentage increase in cost of sales was slightly higher than the percentage increase in sales revenue because of normal fluctuations in production overhead and spoilage during the production process.

Compared to the third quarter of 2004, the percentage profit margin for our Company decreased from 67% to 63% in the current quarter. The decrease in the percentage profit margin was mainly attributable to the average percentage profit margin of HSPL, which was lower than the average percentage profit margin of all products of Harbin Bioengineering. The profit margin for PBP Products decreased from 68% in the same quarter last year to 63% in current quarter. The decrease was due to the profit margin of PBP Products from HSPL, which was lower than the average profit margin of PBP Products from Three Happiness while in the same quarter last year the financial results of HSPL was not incorporated in AOB. For PBN Products, the profit margin decreased from 66% in the same quarter last year to 64% in current quarter. The decrease was due to normal fluctuations in production overhead and spoilage during the production process.

Selling and Marketing

Selling and marketing expenses amounted to $850,167 in the third quarter of 2005, an increase of $341,690 as compared to the same period in 2004 of $508,477. The breakdown of the expenses were as follows:

                                                                            Three Months Ended September 30,
                                                                    -------------------------------------------------
                                                                                      2005                      2004
                                                                    -----------------------     ---------------------
Payroll expenses for Harbin Bioengineering                          $              160,648      $            138,531
Non payroll expenses for Harbin Bioengineering                                     285,686                   369,382
Payroll expenses for HSPL                                                           44,060                         0
Non payroll expenses HSPL                                                          352,970                         0
Overhead for offices in Hong Kong and the United States                              6,803                       564

                                                                    -----------------------     ---------------------
TOTAL                                                               $              850,167      $            508,477
                                                                    =======================     =====================

In the third quarter of 2005, the Company incurred $160,648 for the payroll of our sales and marketing executives and employees in Harbin Bioengineering, or an increase of 16% from $138,531 in the same quarter in 2004. This increase was mainly due to an increase in the number of employees in our sales and marketing department. In the third quarter of 2005, HSPL incurred $44,060 in payroll expenses for sales and marketing executives and employees and $352,970 in overhead expenses. In the same quarter last year there was no such expense because operating results of HSPL was not yet consolidated with the Company. AOB also incurred $6,803 for sales and marketing activities in our Hong Kong and US offices, an increase of $6,239 from the same quarter last year.

Advertising
-----------

Advertising expenses for the quarter ended September 30, 2005 amounted to $756,541, an increase of 4% as compared with $728,802 in the same quarter in 2004. The Company spent roughly the same expenses in advertising in the current quarter compared to the same quarter last year.

General and Administrative
--------------------------

General and administrative expenses increased from $892,701 in the third quarter of 2004 to $1,939,514 in the same quarter this year, or a 117% increase. Compared to the same quarter in 2004, our increase in the expenses was due to the following:


                                                                  Three Months Ended
                                                                     September 30,
                                                       ------------------------------------------         Increase /
Breakdown of expenses:                                                2005                   2004         (Decrease)
--------------------------------------------------     -------------------     ------------------     ---------------
Harbin Bioengineering - payroll                        $          121,266      $          89,932      $       31,334
Harbin Bioengineering - non payroll                               387,123                304,712              82,411
HSPL - payroll                                                     26,844                    - -              26,844
HSPL - non payroll                                                283,166                    - -             283,166
AOB Hong Kong office overhead                                     115,272                 44,974              70,298
AOB US office overhead                                             77,257                    - -              77,257
Professional fees                                                 595,128                    - -             595,128
Stock based consultant expenses                                   209,708                361,333            (151,625)
Executive compensation                                             91,750                 91,750                 - -
ESOP expense                                                       32,000                    - -              32,000

                                                       -------------------     ------------------     ---------------
TOTAL                                                  $        1,939,514      $         892,701      $    1,046,813
                                                       ===================     ==================     ===============

During the third quarter of 2005, the Company incurred $121,266 in payroll expenses for Harbin Bioengineering as compared to $89,932 in 2004. This increase resulted from an increase in the total number of employees. The non payroll expenses of Harbin Bioengineering increased by $82,411. This was mainly due to $131,551 reserves against inventories in the third quarter of 2005 that was not happened in the same quarter last year, offset by reduction in general overhead of $49,140 as a result of shift of portion of administrative activities to Hong Kong and US offices.

During the third quarter of 2005, HSPL incurred $26,844 and $283,166 of payroll and non payroll expenses, respectively. There were no similar expenditures in the same quarter of 2004 because the operation of HSPL was not consolidated with AOB in the same quarter last year.

The Company incurred $115,272 and $77,257 in overhead expenses for Hong Kong and US offices, respectively. In the same period last year the Company incurred a total of $44,974 to maintain the Hong Kong offices. The increase was due to increase in administrative activities in Hong Kong office and in the same quarter last year the US office was not established.

In the current quarter of 2005, the Company incurred professional expenses of $595,128 for professional expenses related to $6 million investments and related warrants administrations that did not occur in the same quarter last year.

The Company spent $32,000 in ESOP expenses in the current quarter and there was no ESOP expenses incurred in the same quarter last year. In the same quarter last year the Company did not issue any employee stock options to any of the directors.

Depreciation and Amortization
-----------------------------

Depreciation and amortization of plant and equipment increased $164,648 in the third quarter of 2005 compared to the same period in 2004. The increase was mainly due to an increase in assets as a result of the HSPL acquisition.

Income Taxes
------------

Income tax expense was $1,126,721 for the quarter ended September 30, 2005, as compared to $444,361 for the quarter ended September 30, 2004. The increase was due to the increase in income before income taxes of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB.

The income tax was provided at 15% of income before tax at the Harbin Bioengineering level and 33% at the HSPL level in China. The effective tax rate applied for tax expense in the current quarter, however, was 23% instead of 17% in 2004 (weighted average of the tax rate for Harbin Bioengineering and HSPL). This was because there were other operating expenses incurred at the holding company level as well as AOB HK and AOB US, and these expenses could not enjoy tax benefits in China and so the effective income tax rate provided for the Company was 23%.


Net Income
----------

In the third quarter of 2005, our net income increased by $1,468,719 to a net income of $3,709,764 from a net income of $2,241,045 in the same quarter in 2004.

Foreign Currency Translation Gain
---------------------------------

In the third quarter of 2005, we recognized foreign currency translation gain of $854,058 as a result of appreciation of Renminbi against US Dollar during July 2005. There was no such appreciation in the same quarter last year.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO NINE
--------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

Revenues for nine months ended September 30, 2005 were $34,962,489, an increase of $15,679,355 from $19,283,134 for nine months ended September 30, 2004. Compared to same period in 2004, our sales revenues from our two main categories of products in the nine months ended 2005 were as follows:



                                                        Nine Months Ended September 30,
                                              ----------------------------------------------          Increase /
Product                                                        2005                     2004          (Decrease)
-----------------------------------------     ---------------------      -------------------     ----------------
PBP Products                                  $         22,052,419       $       10,403,812      $    11,648,607
PBN Products                                            12,910,070                8,879,322            4,030,748

                                              ---------------------      -------------------     ----------------
TOTAL                                         $         34,962,489       $       19,283,134      $    15,679,355
                                              =====================      ===================     ================

In the first nine months of 2005, the sales of PBP Products increased by $11,648,607 or 112% as compared to the same period in 2004. This was mainly due to the increase in Cease Enuresis Soft Gel sales by Harbin Bioengineering and also to the increase in sales of PBP Products subsequent to the acquisition of HSPL. HSPL contributed to an increase in sales of PBP Products because HSPL produces and sells various types of PBP Products to the market and through acquisition of HSPL, AOB enriched its product mix on PBP Products.

The sales revenue from our PBN Products increased to $12,910,070 in the first nine months of 2005 from $8,879,322 from the same period in 2004, representing an increase of 45%. In first nine months of 2005 our marketing and promotion efforts continued to help us to increase our sales in health food supplements, which resulted in an increase in sales.

Cost of revenues for the first nine months ended September 30, 2005 were $12,728,309, an increase of $6,629,566 from $6,098,743 for the same period last year. The increases in costs of sales by product categories were as follows:

                                                         Nine Months Ended September 30,
                                              ----------------------------------------------          Increase /
Product                                                        2005                     2004          (Decrease)
-----------------------------------------     ---------------------      -------------------     ----------------

PBP Products                                  $          8,184,755       $        3,168,688      $     5,016,067
PBN Products                                             4,543,554                2,930,055            1,613,499

                                              ---------------------      -------------------     ----------------
TOTAL                                         $         12,728,309       $        6,098,743      $     6,629,566
                                              =====================      ===================     ================

The cost of sales of our PBP Products increased by $5,016,067, or 158% in first nine months of 2005 compared to the same period in 2004. The increase resulted from our 112% increase in sales revenue from our PBP Products sold through Harbin Bioengineering in the same period as compared to last year and the increase in sales of PBP Products through HSPL subsequent to the acquisition.

The cost of sales of our PBN Products increased by $1,613,499, or 55% in the first nine months of 2005 compared to the same period in 2004. This increase resulted from our 45% increase in sales revenue from our PBN Products during the first nine months of 2005 as compared to same period in 2004. The percentage increase in cost of sales was higher than the percentage increase in sales revenue as in the same period of 2004 because the Company recorded exceptional higher profit margin of PBN products in the same period last year that did not repeated this year.

Compared to the first nine months of 2004, the percentage profit margin for our Company decreased from 68% to 64% in the same period of 2005. The decrease in percentage profit margin was mainly attributable to the percentage profit margin of HSPL was lower than the average percentage profit margin of all products of Harbin Bioengineering. The profit margin for PBP Products decreased from 70% in the period ended September 30 last year to 63% in same period in the current year. The decrease was due to the profit margin of PBP Products from HSPL was lower than the average profit margin of PBP Products from Three Happiness while in the same period last year the financial results of HSPL was not incorporated in AOB. For PBN Products, the profit margin decreased from 67% in the first nine month last year to 65% in same period in the current year. The decrease was due to normal fluctuations in production overhead and spoilage during the production process.

Selling and Marketing
---------------------

Selling and marketing expenses increased from $1,537,631 in the first nine months of 2004 to $2,055,988 in the same period in 2005, representing a 34% increase. The details of selling and marketing expenses for the first nine months of 2005 and 2004 were as follow:

                                                             Nine Months Ended September 30,
                                                     -------------------------------------------------
                                                                       2005                      2004
                                                     -----------------------     ---------------------
Payroll expenses for Harbin Bioengineering           $              492,019      $            343,282
Non payroll expenses for Harbin Bioengineering                      917,985                 1,193,785
Payroll expenses for HSPL                                            82,219                       - -
Non payroll expenses HSPL                                           543,027                       - -
Overhead for offices in Hong Kong and US                             20,738                       564

                                                     -----------------------     ---------------------
TOTAL                                                $            2,055,988      $          1,537,631
                                                     =======================     =====================

In the first nine months of 2005, the Company incurred $492,019 for payroll expenses of our sales and marketing executives and employees in Harbin Bioengineering, or an increase of 43% from $343,282 in the same period in 2004. This increase was mainly due to an increase in the number of employees in our sales and marketing department. In the first nine months of 2005, HSPL incurred $82,219 in payroll expenses for sales and marketing executives and employees. In the same period last year there was no such expense in the Company because the operations of HSPL was not yet consolidated into the Company.

Despite the increase in our sales and marketing executives and employees, compared to the first nine months of 2004, Harbin Bioengineering has reduced its expenditures for selling and marketing overhead by 23% in the first nine months of 2005.

In the first nine months of 2005, HSPL incurred $543,027 on selling and marketing overhead.

Advertising
-----------

Advertising expenses for the first nine months ended September 30, 2005 amounted to $2,160,625, a 8% decrease as compared with $2,336,006 in the same period in 2004, as the Company determined that the effect of advertising efforts in last year was sufficient to cover the first three quarters of the year ended September 30, 2005 and therefore the Company has reduced its effort on advertising in the nine months ended 2005 compared to the same period in 2004.

General and Administrative
--------------------------

General and administrative expenses increased from $2,757,745 in the first nine months of 2004 to $4,968,708 in the same period this year, or a 80% increase. Compared to the same period in 2004, our increase in the expenses was because of the following:

                                                                  Nine Months Ended
                                                                     September 30,
                                                       ------------------------------------------         Increase /
Breakdown of expenses:                                                2005                   2004         (Decrease)
--------------------------------------------------     -------------------     ------------------     ---------------
Harbin Bioengineering - payroll                        $          365,255      $         259,413      $      105,842
Harbin Bioengineering - non payroll                               992,612              1,203,786            (211,174)
HSPL - payroll                                                    123,836                    - -             123,836
HSPL - non payroll                                                604,023                    - -             604,023
AOB Hong Kong office overhead                                     251,362                 88,304             163,058
AOB US office overhead                                            175,693                    - -             175,693
Professional fees                                               1,117,247                    - -           1,117,247
Stock based consultant expenses                                   724,324                990,742            (266,418)
Executive compensation                                            275,250                215,500              59,750
ESOP expenses                                                      32,000                    - -              32,000
Allowance for doubtful accounts                                   307,106                    - -             307,106

                                                       -------------------     ------------------     ---------------
TOTAL                                                  $        4,968,708      $       2,757,745      $    2,210,963
                                                       ===================     ==================     ===============

During the first nine months of 2005, the Company incurred $365,255 in payroll expenses for Harbin Bioengineering as compared to $259,413 in same period of 2004. This increase resulted from an increase in the total number of employees. However, Harbin Bioengineering reduced the expenditures in non payroll expenses by $211,174. This was mainly due to a $131,551 reserve against inventories in the third quarter of 2005 that did not exist in the same quarter last year offset by a reduction in general overhead of $342,725 as a result of a shift of a portion of administrative activities to Hong Kong and US offices that caused a slow down in miscellaneous spending associated with administrative activities in the Harbin office during the first nine months of 2005 as compared to the same period last year.

During the first nine months of 2005, HSPL incurred $123,836 and $604,023 of payroll and non payroll expenses, respectively. There were no similar expenditures in the same period in 2004 because the operations of HSPL were not consolidated with AOB in the same quarter last year.

The Company incurred $251,362 and $175,693 in overhead expenses for the Hong Kong and US offices, respectively. In the same period last year the Company incurred $88,304 in maintaining the Hong Kong offices. The increase was due to the increase in administrative activities in the Hong Kong office and in the same quarter last year the US office was not established.

In the current period of 2005, the Company provided an allowance of $307,106 for aged accounts receivables, of which the Company had not provided during the same period last year. In the period ended September 30, 2005, the Company incurred ESOP expenses of $32,000 to directors according to the employment agreements signed with the 4 directors of the Company. In the same period last year, the Company did not incur such expense.

In the current period of 2005, the Company incurred professional expenses of $1,117,247 for costs related to $6 million private placement, which did not occur in the same period last year.

Depreciation and Amortization
-----------------------------

Depreciation and amortization of plant and equipment increased $482,521 in the first nine months of 2005 compared to same period in 2004. The increase was mainly due to an increase in assets as a result of the HSPL acquisition.

Income Taxes
------------

Income tax expense was $2,914,367 for the nine month period ended September 30, 2005, as compared to $1,094,394 for the same period in 2004. The increase was due to the increase in pre-tax income of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB.

The income tax was provided at 15% of income before tax at the Harbin Bioengineering level and 33% at the HSPL level in China. The effective tax rate applied for tax expenses in the current period, however, was 24% instead of 18% in 2004 (weighted average of the tax rate for Harbin Bioengineering and HSPL). This was because there were other operating expenses incurred at the holding company level as well as AOB HK and AOB US, and these expenses could not enjoy tax benefits in China and so the effective income tax rate provided for the Company was 24%.

Net Income
----------

In the first nine months of 2005, our net income increased by $4,239,838 to a net income of $9,248,671 from a net income of $5,008,833 in the same period in 2004.


Foreign Currency Translation Gain
---------------------------------

In the third quarter of 2005, we recognized foreign currency translation gain of $854,058 as a result of appreciation of Renminbi against US Dollar during July 2005. There was no such appreciation happened in the same quarter last year.


Comprehensive Income
--------------------

In the first nine months of 2005, our comprehensive income increased by $5,093,896 to $10,102,729 from $5,008,833 in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

Our cash balance increased by $7,670,112 to $19,074,261 as of September 30, 2005, as compared to $11,404,149 as of December 31, 2004. The increase was mainly attributable to our cash flow generated from operations and from financing activities, which amounted to $3,857,387 and $8,243,207, respectively, during the first nine months of 2005. The increased cash flow was due to our net income from operations of $9,248,671 offset by an increase in accounts receivable and inventories of $3,261,335 and $5,440,748, respectively during the first nine months of this year. In the current period we also increased accounts payable and other payable by $620,502 and $369,620, respectively and this increase positively contributed to the cash flow. The increase in accounts receivable, inventories, accounts payable and other payable were as a result of increased working capital requirement to support increase in net income from operations.

Our cash flow used for investing activities amounted to $5,284,540, of which $4,633,459 was for the purchases of construction in progress.

Working Capital
---------------

Our working capital increased by $13,639,445 to $28,442,515 at September 30, 2005, as compared to $14,803,070 at December 31, 2004. The increase in working capital at September 30, 2005 was mainly attributable to our increase in cash, account receivables and inventories by $7,670,112, $2,954,229 and $4,833,821, respectively.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time the Company may require extra funding through financing activities and investments for expansion. On November 23, 2004, we completed the November 2004 Private Placement, from which we received net cash proceeds of $5,438,614. As of

September 30, 2005, the Company also obtained $11,011,000 in proceeds in connection with the exercise of the Class A and Class B Warrants issued in the November 2004 Private Placement. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. The Company continues to explore potential additional sources of financings through the sales of equity and / or debt securities.

On May 1, 2005, the Company signed the Letter of Intent to acquire HQPL. The Company plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government. The Letter of Intent expired on July 29, 2005 and as of the date of this report, the Company did not enter into any definitive agreement with HQPL and the acquisition has not been completed.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements by the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group consisted of the Chief Executive Officer, Chief Financial Officer, one of the members from the board of directors and 2 executives (including the manager) from internal audit department and was under the supervision of Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10QSB before it was filed with the Commission. The audit group made their evaluation in pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act") to the maximum possible extent and to the best knowledge of the audit group. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound under Rule 13a-15. However, given the fact that our major operations are located in China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 24, 2005, the Company filed a Current Report on Form 8-K reporting the consummation of November 2004 Private Placement raising an aggregate of $6 million in gross proceeds through the sales of units, each unit consisting of one share of common stock and a Class A Warrant exercisable to purchase one share of common stock and a Class B Warrant exercisable to purchase 1/2 of a share of common stock. From May 12, 2005 to September 30, 2005, all the Class A Warrants and 2,897,500 Class B Warrants were exercised by the Investors, for total gross proceeds of $11,011,000. At September 30, 2005, common stock relating to $2,780,328 of the proceeds from the exercise of such warrants had not been issued, and is reported as common stock to be issued in the accompanying condensed consolidated balance sheet at September 30, 2005. The common stock was issued on November 8, 2005. The shares of common stock underlying the warrants were issued pursuant to exemptions from the registration requirements of the Securities Act. On April 29, 2005, a registration statement covering the resale of such shares of common stock was declared effective by the Securities and Exchange Commission.

On July 24, 2005, the Company has cancelled 152,000 shares owned by Shujun Liu, the Chairman and the chief executive officer of the Company. These 152,000 restricted shares of the Company were issued to Shujun Liu as part of the consideration of 8,538,943 shares of restricted common stock issued in conjunction with the acquisition of 100% interest of Harbin Three Happiness Bioengineering Co., Ltd. on December 18, 2001. The Company discovered and concluded that 152,000 shares were wrongly issued to Shujun Liu as part of the consideration for the transaction and therefore were cancelled on July 24, 2005. Shujun Liu agreed to the cancellation.

On August 25, 2005, the Company issued 5,518 and 4,599 shares of restricted common stock of the Company to RADA Advisors Inc. and DSF Capital Inc., upon their exercise of warrants through cashless exercise provision. RADA Advisors Inc. and DSF Capital Inc. obtained their warrants in an equity line arrangement and a related investment agreement that was entered into by the Company on July 18, 2003. Such shares were issued pursuant to exemptions from the registration requirements of Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Potential Acquisition
---------------------

On May 1, 2005, the Company signed a legally-binding letter of intent ("Letter of Intent") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. The Company plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government. The Letter of Intent expired on July 29, 2005 and as of the date of this report, the Company did not enter into any definitive agreement with HQPL and the acquisition has not been completed.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form
10-QSB:

Exhibit No.               Description

____                       ____________

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Press release, dated November 11, 2005, announcing the acceptance of the Company's common stock for listing on the Archipelago Exchange.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN ORIENTAL BIOENGINEERING, INC.



/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 14, 2005


/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: November 14, 2005