Form 10KSB
period 2005-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2006-03-30
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _____ TO __________



                           COMMISSION FILE NO. 001-32569
                     AMERICAN ORIENTAL BIOENGINEERING, INC.

                                 ---------------

                 (Name of Small Business Issuer in Its Charter)

 NEVADA                                                               84-0605867
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           NO. 308 XUEFU ROAD, NANGANG DISTRICT, HARBIN, CHINA, 150086
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                86-451-8666-6601
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



COMMON STOCK, PAR VALUE $0.001 PER SHARE        THE AMERICAN STOCK EXCHANGE
----------------------------------------        ---------------------------
         (Title of Class)                 (Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:            NONE.

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.     Yes [ ]                   No [X]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                     No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]                     No [X]

         The issuer's revenues for the fiscal year ended December 31, 2005 were $54,732,557.

         The aggregate market value of the registrant's common stock held by non-affiliates as of March 28, 2006 was $214,588,489.

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of                        Number of Shares Outstanding
Equity Securities                             as of March 15, 2006
--------------------------------------        ----------------------------------
Common Stock, $0.001 par value                62,635,788
Preferred Stock, $0.001 par value             1,000,000


         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format (check one):
                Yes [ ]                     No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----

PART I ........................................................................2

    ITEM 1.   Description of Business..........................................2
    ITEM 2.   Description of Property.........................................10
    ITEM 3.   Legal Proceedings...............................................11
    ITEM 4.   Submission Of Matters To A Vote Of Security Holders.............11

PART II ......................................................................12

    ITEM 5.   Market For Common Equity and Related Stockholder Matters........12
    ITEM 6.   Management Discussion and Analysis..............................13
    ITEM 7.   Financial Statements............................................33
    ITEM 8.   Changes In And Disagreements With Accountants On
              Accounting And Financial Disclosures............................33
    ITEM 8A.  Controls and Procedures.........................................34
    ITEM 8B.  Other Information...............................................34

PART III .....................................................................35

    ITEM 9.   Directors, Executive Officers, Promoters And Control Persons,
              Compliance With Section 16(A) Of The Exchange Act...............35
    ITEM 10.  Executive Compensation..........................................38
    ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..42
    ITEM 12.  Certain Relationships and Related Transaction...................44
    ITEM 13.  Exhibits........................................................44
    ITEM 14.  Principal Accounting Fees and Services..........................47

         This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

         Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion rates of US$1.00 to RMB 8.0702 and RMB 8.1734 were utilized to convert 2005 amounts. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

         Our company, American Oriental Bioengineering, Inc. ("we", "us", "our", "AOB" or "our company"), was founded as Champion Ventures, Inc. on November 30, 1970. On May 7, 1999, we acquired Internet Golf Association, Inc. From 1999 until 2001, we attempted to build a business that would organize and conduct interactive golf tournaments on the internet. During our fiscal year ended 2001, we ceased to have operations and as of December 31, 2001, we had no employees.

         On December 18, 2001, our company and Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a company organized under the laws of the People's Republic of China, entered into an exchange agreement whereby we agreed to acquire 100% of the equity interest of Harbin Bioengineering through the exchange of 8,538,943 shares of common stock, resulting in our ownership of Harbin Bioengineering. That transaction was a triangular merger with Bestkey International, Ltd., a British Virgin Island corporation, and was treated as a reverse merger for accounting purposes. That merger transaction was completed on June 26, 2002.

         In February 2003, we acquired a soybean protein peptide biochemical engineering project (the "Project"). The Project covers derivatives and extractions of soybean protein peptides, substances derived from soybeans through a biochemical engineering process involving cutting, decomposition, conversion and synthesis of soybean protein that can be absorbed by the body. In addition to absorbing soybean peptide directly in the form of various tablets or powders, soybean peptide can also be used as an additive in various foods and beverages, including milk, tea and coffee. By acquiring the Project, we acquired ownership of the properties associated with the Project, the manufacturing plant, manufacturing equipment and environmental control equipment.

         In November 2004, we acquired Heilongjiang Songhuajiang Pharmaceutical Limited, or HSPL, a Chinese state-owned pharmaceutical company.

         On July 18, 2005, our common stock commenced trading on the American Stock Exchange under the ticker symbol "AOB."

         On November 14, 2005, our common stock commenced trading on the Archipelago Exchange ("ArcaEx"), a facility of the Pacific Exchange, under the same symbol, "AOB."

         Through the expansion of our existing businesses and through the acquisition of HSPL in November 2004, our revenue increased by 71% from $31,966,927 in 2004 to $54,732,557 in 2005, and our net income increased by 73%
from $7,771,382 in 2004 to $13,426,381 in 2005.

BUSINESS OVERVIEW

         We are presently engaged in the development and production of plant based pharmaceutical ("PBP") products and plant based nutraceutical ("PBN") products.

         PBPs are composed of the leaves and roots of one or more plants and do not use synthetic chemicals. Each PBP has a certain medicinal function and treats one or more illnesses or symptoms of illnesses. For example, our Shuanghuanglian Lyophilized Injection Powder can be used to treat the viral flu. Most of our PBP are prescription-based, although there are cases in which certain PBPs, such as Double Ginseng Yishen Grain, are both prescribed by doctors and available over-the-counter. All PBPs require the approval of China's State Food and Drug Administration (the "SFDA") before their sale.

         PBNs, also frequently referred to as "dietary supplements" or "nutritional supplements", are essentially prophylactic or preventive, in contrast to our PBP products which are used to treat an illness or symptoms of an illness. PBNs represent a different approach to medicine, one based on nutrition and the health or wellness of the whole body. PBNs are also composed of the leaves and roots of one or more plants. All PBNs are available over-the-counter, without a prescription and, in China, they only require approval of the local government before their sale.

         We believe that our company is well-positioned to take advantage of the increasing demand for PBPs and PBNs. We have become a leading developer and producer of PBP and PBN products in China.

         During the year ended December 31, 2005, each of the following products, or series of products, reflected more than 5% of our gross sales:

         PBP PRODUCTS
         ------------
         o    Cease-Enuresis Soft Gel (Prescription)
         o    Double Ginseng Yishen Grain (OTC)
         o    Root of red-rooted salvia tablet (Prescription)
         o    Cease-Enuresis Patch (OTC)
         o    Shuanghuanglian Lyophilized Injection Powder (Prescription)

         PBN PRODUCTS
         ------------
         o Protein peptide products series (which includes the Soy Peptide Tablets)
         o    Compound bio-functional beverage series

         In addition, in 2005, we introduced the following new products:

         o    UrinStopper Patch
         o    UrinStopper Capsule

THE EMPLOYEES

         As of December 31, 2005, we had 780 full-time employees and, as of December 31, 2004, we had 762 full-time employees, an increase of 2.4%. For Harbin Bioengineering, we increased the number of full-time employees by 3.3% from 546 as of December 31, 2004 to 564, as of December 31, 2005. For HSPL, we had 216 full-time employees as of December 31, 2005, which was the same for our fiscal year ended December 31, 2004.

THE PRODUCTS

         In 2005, in an effort to strengthen and enrich our product mixes, we recategorized our existing products into two main categories, PBP products and PBN products, according to their product nature and respective target markets.

Harbin Bioengineering
---------------------

         The products produced by Harbin Bioengineering which currently comprise the PBP and PBN categories are as follows:

         PBP PRODUCT SERIES
         ------------------

         Cease Enuresis Soft Gel           Composed of triterpeniod saponin
                                           specially formulated to help
                                           alleviate bed-wetting and urination
                                           disorder (especially at night or due
                                           to urinal incontinence). This is
                                           available by prescription.

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

         Root of red-rooted salvia tablet  Composed of three kinds of Chinese herbs that are believed to improve
                                           blood circulation and increase blood
                                           flow to the coronary artery to
                                           relieve pain. It is mainly used for
                                           coronary ischemia and angina pectoris
                                           caused by coronary heart disease.
                                           This product is a non-prescription
                                           medicine (OTC) and is available from
                                           drugstores and hospitals in China.

         UrinStopper Patch                 This is a new product launched by our
                                           Company in 2005. Composed of Chinese
                                           herbs, this product can be used
                                           together with Cease - Enuresis Soft
                                           Gel to avoid frequent urination,
                                           urinal incontinence and bed wetting.
                                           It is a non-prescription medicine
                                           (OTC) and is sold in drugstores and
                                           hospitals in China.

         PBN PRODUCTS SERIES
         -------------------

         Protein peptide products series   Protein peptides are derived from
                                           soybeans through a biochemical
                                           process involving cutting,
                                           decomposition, conversion and
                                           synthesis of soybean protein. Soybean
                                           peptides may be absorbed by the human
                                           body directly in the form of various
                                           tablets or powders, or as an additive
                                           in various foods.

                                           Our protein peptide products series
                                           includes:
                                                1.    Soypeptide Tablets
                                                2.    Soypeptide Milk Powder
                                                3.    Soypeptide Coffee

         Compound bio-functional beverage  Derived from honey products, marine series plants and natural herbs. These products are rich in natural amino acids and vitamins.

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

         Vitamate Oral Liquid              Vitamate Oral Liquid is designed to
                                           strengthen the immune system.
                                           Vitamate's immune-boosting formula is
                                           derived from bee products, marine
                                           proteins, natural herbs, unsaturated
                                           fatty acid, ginsenoside as well as
                                           certain amino acids, vitamins and
                                           minerals.

                                           Vitamate Oral Liquid is intended to
                                           help regulate blood lipids and
                                           enhance the immune system. It can be
                                           used by healthy adults, middle-aged,
                                           elderly and convalescents.

                                           Vitamate Oral Liquid is made from all
                                           natural ingredients. It does not have
                                           preservatives, stimulants,
                                           artificially added pigment or added
                                           sugar.

         UrinStopper Capsule               This is a new product developed in
                                           2005. It is composed of seed kernel
                                           cream of xanthoceras sorbifolia
                                           bunge. It is a health supplement for
                                           children suffering from bed wetting
                                           and for middle-aged and elderly
                                           adults suffering from urinary
                                           incontinence.

HSPL
----

         We expanded our products in 2004 through the acquisition of HSPL. HSPL focuses on PBP products in the form of injection powder, pills, capsules and oral liquid. Our major PBP product is the Shuanghuanglian Lyophilized Injection Powder which consists of chlorogenic acid and baicalin as the effective ingredients. It is used as a direct injection into the body for anti-bacteria and anti-virus purposes.

PRODUCTION FACILITIES AND EQUIPMENT

         Headquartered in the city of Harbin, Heilongjiang Province in Northeastern China, our production facilities and equipment and personnel resources in 2005 were as follows:

         Harbin Bioengineering Facilities
         --------------------------------

         (1)  A GMP certified pharmaceutical manufacturing plant;

         (2)  A GMP certified bio-food processing manufacturing plant;

         (3) A GMP certified soybean protein peptide product manufacturing plant;

         (4) A GMP certified 49,000 square foot building, currently under construction, to be used as a manufacturing and production facility for our protein peptide product series expected to be completed in mid 2006; and

         (5)  564 employees as of December 31, 2005.

         HSPL Facilities
         ---------------

         (1) GMP certified manufacturing plants including pre-treatment, extraction, solid preparation and powder injection;

         (2)  A GMP certified power and water supply plant;

         (3)  A GMP certified warehouse facility; and

         (4)  216 employees as of December 31, 2005.

         The Harbin Bioengineering facilities are located on 220,000 square feet of land and the HSPL facilities are located on 490,000 square feet of land. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Both Harbin Bioengineering and HSPL have long term leases with the Chinese government.

DISTRIBUTION

         Our products are distributed primarily in China, and to a smaller extent in Hong Kong. In 2005, we continued to expand our distribution channels. As such, we expanded the distribution of our products in China and established a new store in Hong Kong to sell our products.

Distribution platform in China
------------------------------

         We sell our products both directly to retail stores, pharmacies and hospitals and to independent distributors who act as resellers. We maintain 28 regional representative offices throughout China which are primarily responsible for servicing these distribution platforms and monitoring the markets. During 2005, we continued to penetrate all major provinces and cities in China for our existing products.


         In 2005, the majority of our product sales, including newly introduced products, were generated through our sales by independent distributors. Where appropriate, we leveraged on the synergies between complementary products and identical distribution channels to accelerate the market penetration of our new products. For instance, UrinStopper Patch, a new product that we launched in 2005, was sold through the same distribution channels as Cease-Enuresis Soft Gel, since both products target the same market.

Specialty store in Hong Kong
----------------------------

         In 2005, we established our specialty store in Hong Kong to sell our PBN products and to serve as a showcase of our products for the Asian markets. Furthermore, in order to accelerate our product penetration in the Hong Kong market, we established contractual relationships with three chain stores in Hong Kong that we sell our protein peptide products series to directly. These contracts are renewable every year.

COMPETITION

         All of our PBP products and PBN products face competition in China and Hong Kong.

Competition faced by PBP products
---------------------------------

         We compete with various companies, many of which produce and market products similar to our PBP products. In 2005, some of our major competitors included:

         o Jianpizhiyi Tablet produced by Shangdong Zhiling Pharmaceutical Company Jianpizhiyi Tablet is a PBP product functionally similar to our Cease Enuresis Soft Gel.

         o Yeniaoying produced by Tianjin Zhongxin Company, a PBP product functionally similar to our Cease Enuresis Soft Gel.

         o Shengjiyiniaokang produced by Shanxi Dingxing Healthcare Scientific Limited, a PBP product functionally similar to our Cease Enuresis Soft Gel.

         o Suoquan pill produced by Jilin Tianguang Pharmaceutical Limited, a PBP product functionally similar to our Cease Enuresis Soft Gel.

         o Shuanghuanglian Injection Powder produced by Harbin Pharmaceutical Group No. 2 Chinese (traditional) Medicine Plant, a PBP product functionally similar to our Shuanghuanglian Lyophilized Injection Powder produced by HSPL.

Competition faced by PBN products
---------------------------------

         During 2005, the following were our competitors in the Chinese market that produced and marketed similar PBN products:

         o    Leneng Peptide Powder, produced by Leneng Bioengineering Company.

         o    Soybean Protein Peptide produced by Harbin High - Tech Company
              Limited.

         In 2005, our main competitor in PBN products was Harbin High - Tech Company Limited.

INTELLECTUAL PROPERTY

         We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

         Pursuant to the PRC State Protection law, certain herbal medicine products which have received China State FDA approval, have automatic protected intellectual property rights for a seven-year period from the date of grant of such approval. An application can subsequently be made to extend such protection for up to three consecutive seven-year periods. Once this protection period has expired, a company may apply for patent protection.

         To a large extent, the Company relies on such State Protection law to protect its intellectual property rights with respect to such products. In addition, as of December 31, 2005, the Company owned a total of six patents, primarily relating to its soybean peptide product series and related manufacturing techniques.

         In 2005, Harbin Bioengineering registered 11 trademarks with the Trademark Bureau of China Industrial and Commercial Administration Authority and our Hong Kong branch registered 9 trademarks with the Hong Kong Trademark Bureau. In addition, AOB obtained a new trademark, "Polar Light," owned by HSPL due to our acquisition of HSPL in 2004.

GOVERNMENT REGULATION

Regulatory Environment
----------------------

         Our principal sales market is in the People's Republic of China. We are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations. We are also subject to the Food Sanitation Law, which provides the food sanitation standards.

         The governmental approval process in the PRC for a newly developed health product is as follows: a product sample is sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated by the company producing the product. A report will be issued by the clinical testing agent confirming or negating such functions. It takes approximately six months to one year for the report to be issued. This report must then be submitted to a provincial Health Management Commission for approval. A letter of approval issued by such commission will then be submitted to the Ministry of Health for the issuance of a certificate that authorizes the sales and marketing of the product in the PRC. The whole process generally takes one and a half to two years. Whereas approval for PBP products requires the approval of the State FDA, PBN products require approval from state or local governments prior to manufacturing and sales. In addition, all of our products must be manufactured in compliance with Good Manufacturing Practices (GMP).

         Because Harbin Bioengineering is a wholly-owned foreign enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiaries and their respective officers and directors. Additionally, we are also subject to varying degrees of regulations including permit requirements by the Chinese government.

Compliance with Environmental Law
---------------------------------

         We comply with the Environmental Protection Law of China as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are minimal, since the manufacturing of herbal-based pharmaceutical, soybean protein peptides products and health supplement products generate little damage and pollution to the environment. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

RESEARCH AND DEVELOPMENT

         We currently perform all of our own research and development activities. We have our own research, development and laboratory facilities located at our Harbin headquarters and retain our own professional research and development team. In the past, we entered into joint research and development agreements with outside research institutes in China; however, all of these agreements have expired. Notwithstanding, in the future, we may enter into agreements for research and development activities with third parties.

BUSINESS DEVELOPMENT AND ACQUISITIONS

         We have set a two-pronged strategy for our business development, organic growth and acquisitions. We plan to continue this strategy in 2006.

Business Development through Organic Growth
-------------------------------------------

         In 2006, Harbin Bioengineering plans to achieve the following:

         o    Expand our product lines;

         o Expedite the expansion of our distribution channels throughout China to strengthen our ability to distribute our products;

         o Lay the foundation so that we can ultimately penetrate into new international markets, e.g. Asian markets and the US market;

         o    Increase our brand awareness; and

         o Continue to educate the market on the acceptance of our products to increase consumer awareness of our products.

         In 2006, HSPL plans to continue to consolidate the product position of Shuanghuanglian Lyophilized Injection Power in the Chinese market and concentrate on expanding its market share.

Business Development through Acquisitions
-----------------------------------------

         In 2004, we successfully acquired HSPL, as our wholly owned subsidiary. In 2005, we focused on consolidating HSPL's operations into our operations. In 2006, we expect to explore new acquisition targets in China which have business synergy with our existing operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Harbin Bioengineering facilities are located on 220,000 square feet of land and the HSPL facilities are located on 490,000 square feet of land. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Both Harbin Bioengineering and HSPL have long term leases with the Chinese government affording them the use of this land through 2039. We own GMP certified buildings located on each of those properties which HSPL and Harbin Bioengineering each use for manufacturing, office, warehouse and staff facilities.

         In addition to the above, we lease 28 sales representative offices throughout China and we lease offices in Hong Kong and New York.

         There is no lien or encumbrance on any of our properties and, we currently do not have any intention to make large scale improvements or developments with respect to these properties other than construction already in progress at our Harbin Bioengineering facilities with respect to a new production facility for our protein peptide product series.

ITEM 3.  LEGAL PROCEEDINGS

         We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A preliminary and a definitive information statement pursuant to
Section 14C of the Securities Exchange Act of 1934, as amended, were filed with the Securities and Exchange Commission on December 7, 2005 and December 30, 2005, respectively. The information statements disclosed the written consent, in lieu of a meeting of stockholders, from the holders of 51.6% of the outstanding voting stock to approve an amendment to our Articles of Incorporation increasing the number of shares of the common stock authorized from 60,000,000 shares to 150,000,000 shares and the issuance in a private placement transaction, at below market price, of greater than 19.99% of shares of the common stock outstanding immediately prior to the initial issuance of shares in the private placement. The private placement was completed on December 8, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was initially quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IGAI." From February 13, 2002 to July 17, 2005, our common stock was quoted on the OTCBB under the symbol "AOBO.OB." On July 18, 2005 and November 11, 2005, our common stock commenced trading on the American Stock Exchange and Archipelago Exchange, respectively, under the ticker symbol "AOB."

         The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2004 to July 17, 2005 and the high and low sales prices by AMEX from July 18, 2005 to December 31, 2005, and the subsequent interim period. The Over-the-Counter Bulletin Board quotations may not represent actual transactions.

         YEAR       PERIOD                                      HIGH      LOW
         ----       ------                                      ----      ---

         2004       First Quarter                              4.900     3.080
                    Second Quarter                             3.430     1.750
                    Third Quarter                              1.780     1.250
                    Fourth Quarter                             1.760     1.230

         2005       First Quarter                              1.530     1.280
                    Second Quarter                             1.780     1.080
                    Third Quarter                              5.650     1.720
                    Fourth Quarter                             7.340     4.150

         2006       First Quarter (through March 28, 2006)     5.750     4.410

STOCKHOLDERS AND DIVIDENDS

         As of March 24, 2006, there were approximately 729 record holders of our common stock. As of March 30, 2006, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

ISSUANCE OF UNREGISTERED SHARES

         On October 27, 2005, we issued 22,026 shares of common stock to Cosimo
J. Patti pursuant to the Service Agreement with Mr. Patti, as further described herein.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

         This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOB believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOB and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," including the discussion under "Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

         In 2005, the management of the Company provided an allowance against its accounts receivable to reflect management's expectation on the collectibility of aged accounts receivable. Management's estimation of the reserve on accounts receivable at December 31, 2005 was based on the current facts that there are aged accounts receivable. In making their judgment, management has assessed customers' ability to continue to pay their outstanding invoices timely, and whether their financial position will deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. At December 31, 2005, the Company provided a $266,248 reserve against accounts receivable pertaining to the HSPL subsidiary operations.

         At December 31, 2005, the Company provided an allowance against its inventories amounting to $842,112, of which $107,364 was provided against the inventories of Harbin Bioengineering and $734,748 was provided against the inventories of HSPL. Management's estimation that a provision is needed is based on the current facts that there are potential impairments on the current carrying value of the inventories due to potential obsolescence as a result of aged inventories. The Company might not be able to realize the existing carrying value of the inventories. In making their judgment, management made their estimations of the potential impairments based on the demand for their products in the future and the trends of turnover of the inventories.

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

         We established a subsidiary in Hong Kong with a specialty store to sell our products. Our subsidiary in Hong Kong also sells certain products to certain customers on consignment. We record revenue for consignment transactions when the consignee sells the product to the end user.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data as a percentage of revenues for the years indicated.

                                                    YEAR ENDED        YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,
                                                          2005              2004
                                                  ------------      ------------
      Revenues                                         100.00%           100.00%
      Cost of Goods Sold                                35.82%            35.25%
      Gross Profit                                      64.18%            64.75%
      Selling and Distribution Expenses                  5.88%             7.47%
      Advertising                                        9.57%             9.16%
      General and Administrative Expenses               12.93%            14.23%
      Depreciation and Amortization                      2.29%             2.37%
      Interest Expense, Net                              0.92%             0.32%
      Income Taxes                                       8.04%             6.93%
      Net Income                                        24.53%            24.31%

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues, Cost of Goods Sold and Gross Profit
---------------------------------------------

         Revenues for the year ended December 31, 2005 were $54,732,557, an increase of $22,765,630 from $31,966,927 for the year ended December 31, 2004. The increases in sales of our two main categories of products were as follows:

                                                                    Increase /
     Product                     2005               2004            (Decrease)
     ------------------     --------------     --------------     --------------

     PBP products           $  34,184,853      $  15,941,246      $  18,243,607
     PBN products              20,547,704         16,025,681          4,522,023

                            --------------     --------------     --------------
     TOTAL                  $  54,732,557      $  31,966,927      $  22,765,630
                            ==============     ==============     ==============

         In 2005, the sales of our PBP products increased by $18,243,607, or 114% as compared to 2004. This was mainly due to an increase in our sales of Cease Enuresis Soft Gel by 52% from $6,628,210 in 2004 to $10,073,289 in 2005.
Our continued marketing efforts on Cease Enuresis Soft Gel together with the growing demand of such product in the Chinese market resulted in increased sales of our Cease Enuresis Soft Gel. The sales of our Shuanghuanglian Injection Powder produced by HSPL also increased from $4,985,768 in 2004 to $16,288,193 in 2005 by 227%. Such increase was due to the fact that in 2004, there were only 3 months of sales of Shuanghuanglian Injection Powder consolidated into the sales performance of our Company, while in 2005 we consolidated 12 months of sales total of Shuanghuanglian Injection Powder into our sales revenue. UrinStopper Patch, our new product in 2005, also recorded sales revenue of $1,845,130 that did not happen in 2004. Compared to 2004, the sales revenues from other PBP products also increased by $1,650,973 in 2005.

         The sales revenue from our PBN products increased to $20,547,704 in 2005 from $16,025,681 in 2004, representing a growth of 28%. During 2005, our sales of Protein Peptide products series increased by 32% from $11,423,092 in 2004 to $15,061,386 in 2005. Such increase was mainly attributable to increased sales of peptide coffee and peptide tablets of $1,235,011 and $2,321,443, respectively, in 2005 as compared to 2004. Our sales of Compound bio-functional beverage series also increased from $2,616,866 in 2004 to $3,464,314 in 2005, representing an increase of 32%. Such increase resulted from our marketing efforts on such products. Other PBN products recorded an increase in sales from $1,986,158 in 2004 to $2,022,004 in 2005, or an increase of $35,846.

         Cost of goods sold for the year ended December 31, 2005 were $19,607,240, an increase of $8,339,593 from $11,267,647 for the year ended
December 31, 2004. The increases by product categories were as follows:

                                                                    Increase /
     Product                     2005               2004            (Decrease)
     ------------------     --------------      -------------     --------------

     PBP products           $  12,483,535       $  5,887,657      $   6,595,878
     PBN products               7,123,705          5,379,990          1,743,715

                            --------------      -------------     --------------
     TOTAL                  $  19,607,240       $ 11,267,647      $   8,339,593
                            ==============      =============     ==============

         The cost of goods sold of PBP products increased by $6,595,878, or 112% in 2005 compared to 2004. This increase resulted from our 114% increase in sales revenue from our PBP products in 2005 compared to 2004.

         The cost of goods sold of PBN products increased by $1,743,715, or 32% in 2005 compared to 2004. This increase resulted from our 28% increase in sales revenue from our PBN products in 2005 compared to 2004. The increase in cost of sales was higher in proportion than the increase in sales revenue because the profit margin of PBN products decreased from 65.3% in 2004 to 65.4% in 2005. The decrease in profit margin was mainly because of the increase in the cost of raw materials for the peptide protein products.

         Our overall gross profit margin reduced from 64.8% in 2004 to 64.2% in 2005. This was mainly due to the fact that the gross profit margin of PBN products decreased from 66.4% in 2004 to 65.4% in 2005.

Selling and Distribution Expenses
---------------------------------


         Selling and marketing expenses increased from $2,387,805 in 2004 to $3,216,545 in 2005, representing a 35% increase. The detail of our sales and distribution expenses were as follows:

                                                                       Increase/
                                             2005          2004       (Decrease)
                                          -----------   -----------   ----------

       Payroll                            $  883,919    $  492,290          80%
       Transportation                        925,982       615,808          50%
       Promotional materials and fees        504,672       431,161          17%
       Offices and sundries                  483,502       745,405         (35%)
       AOB Hong Kong marketing                55,269         9,240         498%
       AOB US marketing                        9,448         1,635         478%
       Other                                 353,753        92,266         283%

                                          -----------   -----------
                TOTAL                     $3,216,545    $2,387,805          35%
                                          ===========   ===========

         Our increase in selling and distribution expenses in 2005 against 2004 was as a result of increased selling and distribution expenses in our AOB US, AOB Hong Kong, Harbin Bioengineering and HSPL operations.

AOB US and AOB Hong Kong Operations
-----------------------------------

         In 2005, our sales and distribution expenses for AOB Hong Kong and AOB US increased by 498% and 478%, respectively. This was because AOB Hong Kong marketing activities and AOB US marketing activities reached full operational levels in August, 2004 and October, 2004, respectively. As a result, the financial results of 2004 did not reflect full year operations in Hong Kong and US while the financial results of 2005 reflected the full year operations in these 2 regions.

Harbin Bioengineering and HSPL Operations
-----------------------------------------

         For the year ended 2005, the detailed breakdowns of our sales and distribution expenses incurred by Harbin Bioengineering and HSPL were as follows:


PAYROLL                                                                Increase/
                                             2005          2004       (Decrease)
                                          -----------   -----------   ----------

Harbin Bioengineering                     $  649,083    $  470,100          38%
HSPL                                         234,836        22,190         958%
                                          -----------   -----------

TOTAL                                     $  883,919    $  492,290          80%
                                          ===========   ===========

         In 2005, our payroll expenses for Harbin Bioengineering increased by 38% due to the increase in the number of employees. HSPL increased its payroll expenses by 958% in 2005 compared to 2004. We completed our acquisition of HSPL in the fourth quarter of 2004 and as a result, the financial statements of our Company reflected only approximately 3 months' operating results of HSPL. However, we consolidated a full year of operations of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

                                                                       Increase/
                                             2005          2004       (Decrease)
                                          -----------   -----------   ----------

Transportation
         Harbin Bioengineering            $  705,605    $  609,901          16%
         HSPL                                220,377         5,907        3631%

Promotional materials and fees
         Harbin Bioengineering               371,604       423,932         (12%)
         HSPL                                133,068         7,229        1741%


Offices and sundries
         Harbin Bioengineering               315,260       724,013         (56%)
         HSPL                                168,242        21,392         686%

Other
         Harbin Bioengineering                56,847        71,792         (21%)
         HSPL                                296,906        20,474        1350%

                                          -----------   -----------
                       TOTAL non payroll  $2,267,909    $1,884,640          20%
                                          ===========   ===========


         Transportation expenses for Harbin Bioengineering increased by 16% in 2005 against 2004 as a result of increased sales revenues in 2005. HSPL also increased its transportation expenses by 3631%. This was because we completed our acquisition of HSPL in the fourth quarter of 2004 and as a result, the financials of our Company reflected only approximately 3 months' operating results of HSPL. However, we consolidated full year operation results of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

         Harbin Bioengineering reduced its promotional materials expenses by 12% in 2005 compared to 2004. This was because in 2004 our spending on promotional materials covered a portion of our requirements in 2005 and as a result, our spending in 2005 was reduced as compared to 2004. HSPL, however, increased its expenses in promotional materials by 1741% in 2005 as compared to 2004. We completed our acquisition of HSPL in the fourth quarter of 2004 and as a result, the financials of our Company reflected only approximately 3 months' operating results of HSPL. However, we consolidated full year operation results of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

         Harbin Bioengineering reduced its office sundries expenses by 56% in 2005 compared to 2004. This was because in 2004 our spending on office sundries covered a portion of our requirements in 2005 and as a result, our spending in 2005 was reduced as compared to 2004. HSPL, however, increased its expenses in office sundries by 686% in 2005 as compared to 2004. We completed our acquisition of HSPL in the fourth quarter of 2004 and as a result, the financials of our Company reflected only approximately 3 months' operating results of HSPL. However, we consolidated full year operation results of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

         As a result of the increase in selling and distribution expenses in HSPL, our overall selling and distribution expenses increased by 35% in 2005 as compared to 2004.

Advertising Expenses
--------------------

         Advertising expenses increased by $2,311,557, from $2,926,629 in 2004 to $5,238,186 in 2005. The increase in advertising expenses resulted from an increase in advertising and promotional efforts in 2005 to promote the Company's Protein Peptide product series and new products of Urinstopper Capsule and UrinStopper Patch to increase the sales revenues of our PBP and PBN products.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased from $4,582,388 in 2004 to $7,076,139 in 2005, or a 54% increase. The details of general and administrative expenses were as follows:

                                                                       Increase/
                                             2005         2004        (Decrease)
                                          ----------   ----------     ----------
     Payroll                              $  897,422   $  536,099           67%
     Directors' remuneration                 442,000      275,250           61%
     Stock compensation - directors          327,509       32,000          923%
     Stock compensation - consultants        934,032    1,072,790          (13%)
     Office rental                           184,570       23,758          677%
     Professional fees                     1,359,319      498,065          173%
     Office sundries                         177,426      302,855          (41%)
     Transportation                           66,337       29,567          124%
     Vehicles                                192,057      193,118           (1%)
     Utilities                               175,948       89,908           96%
     Research                                537,795      309,302           74%
     Entertainment                           170,206      282,854          (40%)
     Provision for bad debts                 266,248           --          100%
     Provision for obsolete inventories      842,112           --          100%
     Miscellaneous                           503,158      936,822          (46%)
                                          ----------   ----------
         TOTAL                            $7,076,139   $4,582,388           54%
                                          ==========   ==========

         Our increase in general and administrative expenses in 2005 against 2004 was as a result of increased general and administrative expenses in our AOB US, AOB Hong Kong, Harbin Bioengineering and HSPL operations.

AOB US and AOB Hong Kong Operations
------------------------------------

         For the year ended 2005, the detailed breakdowns of our general and administrative expenses incurred by AOB US and AOB Hong Kong offices were as follows:

                                                                      Increase/
                                                2005        2004      (Decrease)
                                            ----------   ----------   ----------

AOB Hong Kong
         Payroll                            $  153,318   $  115,385         33%
         Office rental                         128,983       14,608        783%
         Professional fees                      54,624           --        100%
         Office sundries                        18,815        3,900        382%
         Other                                  81,773       14,097        480%
                                            ----------   ----------
         TOTAL AOB Hong Kong                $  437,513   $  147,990        196%
                                            ==========   ==========

AOB US
         Payroll                            $   94,522   $    6,874       1275%
         Directors' remuneration               442,000      275,250         61%
         Stock compensation - directors        327,509       32,000        923%
         Stock compensation - consultants      934,032    1,072,790        (13%)
         Office rental                          55,587        9,150        508%
         Professional fees                   1,304,695      498,065        162%
         Office sundries                        19,200        5,850        228%
         Other                                  76,520      205,975        (63%)
                                            ----------   ----------
         TOTAL AOB US                       $3,254,065   $2,105,954         55%
                                            ==========   ==========

         For the year ended 2005, general and administrative expenses incurred in the AOB Hong Kong office increased by 196% as compared to 2004. This was because AOB Hong Kong commenced full scale operations in approximately August 2004 and our general and administrative expenses in 2004 only reflected approximately 4 months of full scale operations while in 2005 a full year of operations were incorporated. As a result, there were increase in expenses in payroll, office rental, professional fees, office sundries and other expense in 2005 as compared to 2004.

         For the year ended 2005, general and administrative expenses incurred in the AOB US office increased by 55% as compared to 2004. This was because AOB US commenced full scale operations in approximately October 2004 and our general and administrative expenses in 2004 only reflected approximately 3 months of full scale operations, while in 2005 full year of operations were incorporated. As a result, there were increases in expenses in payroll, office rental, office sundries and other expenses in 2005 as compared to 2004. Director remuneration and stock compensation for directors increased by 61% and 923%, respectively, as a result of the appointment of 2 new independent directors in 2005. Stock based compensation for consultants, however, decreased by 13% because some of the expenses for consultants were fully amortized in 2004 and, as a result, such expenses did not recur in 2005. Professional fees expenses for 2005 increased by 162% as compared to 2004 as a result of an increase in legal and audit services needs for our listing on AMEX and $60.0 million Private Placement.

Harbin Bioengineering and HSPL Operations
-----------------------------------------

         For the years ended December 31, 2005 and 2004, the detailed breakdowns of our general and administrative expenses incurred by Harbin Bioengineering and HSPL were as follows:

PAYROLL:                                                              Increase/
                                             2005         2004       (Decrease)
                                          ----------   ----------    ----------
Payroll
         Harbin Bioengineering            $  486,918   $  378,003        29%
         HSPL                                162,664       35,837       354%
                                          ----------   ----------
TOTAL                                     $  649,582   $  413,840        57%
                                          ==========   ==========


         For the year ended 2005, our payroll expenses in Harbin Bioengineering increased by 29% as a result of an increased number of employees in 2005 against 2004. Our payroll expenses in HSPL also increased by 354%. This was because we completed our acquisition of HSPL in the fourth quarter of 2004 and, as a result, the financials of our Company in 2004 reflected only approximately 3 months' operating results of HSPL. However, we consolidated a full year of operations of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

         The breakdown for our non-payroll expenses in Harbin Bioengineering and HSPL were as follow:


NON - PAYROLL:                                                        Increase/
                                             2005         2004       (Decrease)
                                          ----------   ----------    ----------

Research
         Harbin Bioengineering            $  515,576   $  276,562          86%
         HSPL                                 22,219       32,740         (32%)
                                          ----------   ----------
TOTAL                                     $  537,795   $  309,302          74%
                                          ==========   ==========

Office sundries
         Harbin Bioengineering            $  126,975   $  290,802         (56%)
         HSPL                                 12,436        2,303         440%
                                          ----------   ----------
TOTAL                                     $  139,411   $  293,105         (52%)
                                          ==========   ==========

Provision for bad debts
         Harbin Bioengineering            $       --   $       --          --
         HSPL                                266,248           --         100%
                                          ----------   ----------
TOTAL                                     $  266,248   $       --         100%
                                          ==========   ==========

Provision for obsolete inventories
         Harbin Bioengineering            $  107,364   $       --         100%
         HSPL                                734,748           --         100%
                                          ----------   ----------
TOTAL                                     $  842,112   $       --         100%
                                          ==========   ==========

Other
         Harbin Bioengineering            $  619,365   $  991,714         (38%)
         HSPL                                330,048      320,483           3%
                                          ----------   ----------
TOTAL                                     $  949,413   $1,312,197         (28%)
                                          ==========   ==========

         In 2005, Harbin Bioengineering increased its research expenses by 86% as compared to 2004. This was because Harbin Bioengineering devoted additional resources to research on new products of UrinStopper Capsule and UrinStopper Patch and, as a result of such research effort, Harbin Bioengineering successfully launched new products to the market in 2005. HSPL also incurred research expenses of $22,219 while there was no research expense in 2004. Such research expenses were incurred on improving Shuanghuanglian Injection Powder. There were no research expenses recorded in 2004 because we completed our acquisition of HSPL in the fourth quarter of 2004 and, as a result, our financials in 2004 reflected only approximately 3 months' operating results of HSPL.

         In 2005, we successfully reduced our expenses in Harbin Bioengineering in office sundries by 56% as a result of tightening our cost controls over expenses. In 2004, we stocked-up office supplies that were consumed in 2005 which enabled us to reduce our office sundries expenses in 2005. HSPL, however, increased its sundries expenses by 440% in 2005 compared to 2004. We completed our acquisition of HSPL in the fourth quarter of 2004 and as a result, the financials of our Company in 2004 reflected only approximately 3 months' operating results of HSPL. However, we consolidated a full year of operating results of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

         HSPL, provided a provision for bad debts of $266,248 in 2005 based on the fact that there were aged accounts receivable in HSPL. In 2004 no provision for bad debt expense was recorded because there was no aged accounts receivable in HSPL as of the end of 2004.

         In 2005, Harbin Bioengineering and HSPL provided reserves for obsolete inventories of $107,364 and $734,748, respectively. Provisions were based on the fact that there were potential impairments on the current carrying value of the inventories due to potential obsolescence as a result of aged inventories. In 2004 no such reserves were made in either of Harbin Bioengineering or HSPL.

         Harbin Bioengineering reduced its other expenses by 38% in 2005 as compared to 2004. In Harbin Bioengineering, we increased transportation expenses and utility expenses by 124% and 96%, respectively, as a result of the increase in number of employees. However, in 2005 Harbin Bioengineering successfully reduced entertainment expenses by 40% as a result of cost reduction efforts. Also, we tightened our control on entertainment expenses to reduce cost. Other expenses in 2005 in Harbin Bioengineering were reduced by 66% as compared to 2004. This was due to one time training expenses of $299,581 incurred in 2004, which was not repeated during 2005. HSPL's other expenses increased by 3% in 2005 as compared to 2004. We completed our acquisition of HSPL in the fourth quarter of 2004 and as a result, the financials of our Company in 2004 reflected only approximately 3 months' operating results of HSPL. However, we consolidated full year operation results of HSPL in 2005. Therefore, expenses increased in 2005 as compared to 2004.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization of plant and equipment increased $496,778 in 2005 compared to 2004. The increase was mainly due to the increase in the assets in Harbin Bioengineering as a result of the transfer of $5.3 million worth of assets from construction in progress and also from the HSPL acquisition that increased the assets of our Company.

Income Taxes
------------

         Income tax expense in 2005 was $4,400,870 as compared to $2,216,626 in 2004. The increase was due to the increase in pre-tax income of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB Hong Kong and AOB US operations.

         The income tax was provided at 15% of income before tax at the Harbin Bioengineering level and 33% at the HSPL level in China. The effective tax rate applied for tax expenses in the current period, however, was 25%. This was because there were other operating expenses incurred at the holding company level as well as at AOB HK and at AOB US, and these expenses could not enjoy tax benefits in China and so the effective income tax rate provided for the Company was 25%.

LIQUIDITY AND CAPITAL RESOURCES

Cash
----

         Our cash balance increased by $46,127,900 to $57,532,049 at December 31, 2005, as compared to $11,404,149 at December 31, 2004. The increase was mainly attributable to the completion of our private placement funding on November 23, 2004 with net proceeds of approximately $31,470,000 and another $10,951,500 cash proceeds from the exercise of warrants that were issued with our private placement. Cash flow from operations in 2005 amounted to approximately $11,616,086, being offset by cash spent in the construction of our new protein peptide manufacturing facilities.

         Our cash flow generated from operations amounted to $11,616,086 in 2005. Our account receivables and advances to suppliers increased by $3,697,768 and $3,063,844, respectively. Expanded scale of operations, increase in sales revenues and consolidation of HSPL operations in 2005 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and advances to suppliers to support our increased sales revenues and production activities. Also, expansion in our scale of operations resulted in increases in accounts payable, customer deposits and other payables, resulting in $1,599,981 in cash flow. Compared to 2004, our cash flow generated from operations in 2005 increased by $3,252,845 and this increase was mainly due to an increase in our net income for 2005 compared to 2004.

         Our cash flow used in investing activities amounted to $6,075,681. During 2005, we used $5,037,514 for the construction of the new protein peptide facilities. The facilities are expected to be completed in mid 2006. Compared to 2004, our cash flow used in investing activities reduced by $3,012,831 because, in 2004, we spent $7,070,883 for the acquisition of HSPL.

         Our cash flow generated from financing activities amounted to $39,663,836. We entered into a $60 million private placement in 2005 and the private placement was divided into two tranches, the first tranche was completed on December 8, 2005 and second tranche was completed on January 23, 2006. Net cash proceeds of $31,470,487 were received from the first tranche of the private placement. Also, we received net proceeds of $10,951,500 from the exercise of warrants associated with the private placement completed on November 23, 2004. In 2005, we also paid $1,342,861 and $1,404,522 to settle our short - term bank loans and shareholders' loan, respectively, to reduce our liabilities in view of sufficient cash flow.

         On January 23, 2006, we received net proceeds of $25,036,290 in connection with the second tranche of the private placement.

Working Capital
---------------

         Our working capital increased by $52,010,439 to $66,813,509 at December 31, 2005, as compared to $14,803,070 at December 31, 2004. The increase in working capital at December 31, 2005 was the result of our increase in cash of $46,127,900, accounts receivable of $3,431,519 and advance to suppliers of $2,975,731.

         The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. In 2006, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We plan to use our working capital for such purposes. In addition, we plan to explore one or more acquisition targets in China which have business synergy with our existing operations. To the extent we are successful in identifying any such acquisition target and negotiating the terms of such acquisition, and the purchase price includes a cash component, we plan to use our working capital to finance such acquisition costs.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         We believe that the implementation of this new pronouncement will not have any affect on our 2006 consolidated financial statements.

ISSUANCE OF COMMON STOCK

         See PART II Item 5 for issuance of common stock for the year ended
2005.

INFLATION

         Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

         All of the Company's revenues and the majority of the expenses in 2005 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 8.1734 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMBs, we recognized a foreign currency translation gain of $1,429,279. There can be no assurance that RMB-to-US dollar exchange rates will remain stable. A devaluation of RMB relative to the US dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

RISK FACTORS

         Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially or adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our common stock.

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

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL.

         One of our growth strategies is to grow organically through increasing the distribution and sales of our products by penetrating existing markets in China and Hong Kong and entering new geographic markets in China as well as other parts of Asia and the United States. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL.

         In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses in China that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

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

         In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT.

         We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the People's Republic of China. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

         Presently we sell our products mainly in China, including Hong Kong. To date, no trademark or patent filings have been made other than in China and Hong Kong. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

WE ACQUIRED CERTAIN PATENTS IN 2003 BUT THE OWNERSHIP OF SUCH PATENTS WAS NEVER TRANSFERRED TO US.

         In February 2003, we acquired a soybean protein peptide biochemical engineering project. Pursuant to the underlying purchase agreement, we acquired ownership of the properties associated with such projects, including the manufacturing plant, manufacturing and environmental control equipment and the related patents. The registration of such patents was never transferred to the Company. Although we believe that the purchase agreement secures our ownership rights to such intellectual property, we have not investigated what risks we may be subject to as a result of the failure to register such intellectual property in the Company's name and effect a change of ownership with applicable State agencies in the PRC.

A DISPROPORTIONATE AMOUNT OF OUR SALES REVENUE IS DERIVED FROM FOUR
PRODUCT LINES AND A DISRUPTION IN, OR COMPROMISE OF, OUR MANUFACTURING OR SALES OPERATIONS, OR DISTRIBUTION CHANNELS, RELATED TO ANY OF THESE PRODUCT LINES COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our top four product lines include Shuanghuanglian Lyophilized Injection Powder, Cease-Enuresis Soft Gel, Double Ginseng Yishen Grain and Soybean Peptide Product Series. A disruption in, or compromise of, our manufacturing or sales operations, or distribution channels, relating to any of these four product lines could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON THE SUPPLY OF RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH SUPPLY OR THE COSTS OF RAW MATERIALS MAY ADVERSELY AFFECT OUR OPERATIONS.

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

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is large with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than us. Some of our competitors may have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

OUR PRODUCTS AND THE PROCESSES COULD EXPOSE US TO SUBSTANTIAL LIABILITY.

         We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future. We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $6.6 million, including property coverage of approximately $6 million, transport vehicles of approximately $216,000, and workers' medical and accident coverage of approximately $361,000. There are no special restrictions or exceptions attached to this coverage other than fraudulent or criminal conducts on part of the claimant. We do not carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         We place substantial reliance upon the efforts and abilities of our executive officers, Shujun Liu, our Chief Executive Officer and Chairman of the Board, Yanchun Li, our Acting Chief Financial Officer, Chief Operations Officer, Secretary and Director, Jun Min, our Vice President and Director, and Binsheng Li our Chief Accounting Officer and Director. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. None of our executive officers received compensation from us for year 2001 and 2002 due to their desire to put our company's growth above their personal compensation in their capacity as founders of the business. They started receiving compensation in year 2003. In March 2004, we entered into employment agreements with each of our four key executive officers. For a discussion of the terms of these agreements, see "Management--Employment Agreements."

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

         We did not declare any dividends for the year ended December 31, 2005. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Mr. Shujun Liu, our Chief Executive Officer and Chairman of the Board, through his common and preferred stock ownership, currently has voting power equal to approximately 44% of our voting securities. When combined with the common stock ownership of our other officers and directors, management has combined voting power in our Company equal to approximately 46% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

INTERNATIONAL OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF U.S. AND INTERNATIONAL REGULATIONS.

         We are required to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

WE MAY HAVE RESCISSION LIABILITY IN CONNECTION WITH THE NOVEMBER 2004 PRIVATE PLACEMENT OF OUR SHARES AND WARRANTS.

         In November 2004, we consummated a private placement of units consisting of shares of our common stock and Class A and Class B common stock purchase warrants, raising gross proceeds of $6 million. During the course of such private placement, we had two resale registration statements on file with the Securities and Exchange Commission with respect to an intended equity line of credit which we subsequently terminated. Such registration statements, both filed in December 2003, were subsequently withdrawn in January 2005 ("Resale Registrations"). We intended to qualify the November 2004 private placement as an exempt offering under Regulation D under the Securities Act of 1933, as amended ("Securities Act"). However, the fact that such registration statements were on file with the Securities and Exchange Commission while we were conducting the November 2004 private placement may have resulted in integration of the offerings and the failure to qualify the November 2004 private placement as an exempt offering under Regulation D. As a result, we may be subject to rescission liability both under the Securities Act of 1933, as amended, and under applicable "blue sky" laws, to any of those investors who participated in the private placement in an amount up to the sum of the purchase price of all the investors, plus interest. Such contingent liability could be for up to a period of one year from the date of violation under Federal law, or possibly longer periods under applicable state "blue sky" laws. Our common stock is currently trading at levels significantly above the price paid by investors in the November 2004 private placement, and we believe that as long as our common stock continues to trade at such levels, investors would be unlikely to exercise any possible rescission rights. In addition, we believe that many of such investors may have already sold all or a portion of the common stock purchased in the private placement, as well as the common stock underlying the Class A and Class B Warrants, all of which have been exercised. We believe that with the continued passage of time, the likelihood of any one or more investors exercising a right of rescission and the attendant potential aggregate liability will continue to decrease. However, there can be no assurance that one or more investors that continues to hold common shares purchased in the November 2004 private placement or issued upon exercise of the Class A or Class B Warrants will not choose to exercise his remedies under applicable Federal or state securities laws resulting in company liability, to the extent the applicable statute of limitations has not expired.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

         We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the American Stock Exchange. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY NOT BE ABLE TO MEET THE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SECURITIES AND EXCHANGE COMMISSION.

         We may become an accelerated filer in calendar year 2006. As an accelerated filer, we would be required to file our Annual Report on Form 10-K for fiscal year ending December 31, 2006 by March 13, 2007. While we expect to meet the accelerated filer deadlines, there is a risk that we may not be able to comply with these accelerated filing requirements. If we fail to meet the accelerated filing requirements by the time we are required to file our Annual Report on Form 10-K, then the market price for our common stock may decline.

         As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We will not be subject to these requirements for the fiscal year ended December 31, 2005.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. At present, there is no precedent available with which to measure compliance adequacy. In the event that we conclude that there are significant deficiencies or material weaknesses and we cannot remediate such significant deficiencies or material weaknesses in a timely manner or we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

         In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

         In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR BUSINESS.

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

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

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

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

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

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

         Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to US$1.00. As our operations are primarily in China, any significant revaluation or devaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. We may not be able to hedge effectively against in any such case. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition. AOB's wholly owned subsidiaries Harbin Bioengineering and HSPL are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

         As our operations are presently based in China and a majority of our directors and all of our officers reside in China, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

ANY FUTURE OUTBREAK OF AVIAN INFLUENZA, OR THE ASIAN BIRD FLU, OR ANY OTHER EPIDEMIC IN CHINA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since mid-December 2003, a growing number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in China, an outbreak of the Asian Bird Flu in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

         We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have, or plan to have, operations and market our products. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, such as Hong Kong, which would limit our international expansion.

WE MAY HAVE DIFFICULTY ATTRACTING TALENT IN FOREIGN COUNTRIES.

         Other than China, we currently conduct sales in Hong Kong and have an operational presence in this location. We have a representative office in the United States for investor relations and market study. In the future, we may explore expanding our operations in the United States, as well as other countries in Asia. Upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede our international expansion.

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

SINCE MOST OF OUR ASSETS ARE LOCATED IN CHINA, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

         Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by Item 7 appears after the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2004, Thomas Leger & Co. ("Thomas"), our certifying accounting firm, resigned as our principal independent accountant on February 6, 2004. On February 17, 2004, we announced that we engaged Weinberg & Company, P.A. ("Weinberg") as the principal accountant to audit our financial statements.

         We did not have any disagreements with Thomas on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Thomas' satisfaction, would have caused Thomas to make reference to the subject matter of the disagreement in connection with its report.

         Thomas did not advise the Company that (1) the internal controls necessary to develop reliable financial statements did not exist, (2) information had come to Thomas' attention which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management, and (3) the scope of the audit needed to be expanded significantly, and information had come to Thomas' attention that it had concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to Thomas' satisfaction prior to its resignation or dismissal.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group, which consisted of the Chief Executive Officer, Chief Financial Officer, one of the members of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of our Annual Report on Form 10-KSB before it was filed with the Securities and Exchange Commission. The audit group made their evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15.

         However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

         The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

ITEM 8B. OTHER INFORMATION.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages, principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.


    NAME                  AGE   POSITION                     DATE OF APPOINTMENT
    ----                  ---   --------                     -------------------
    Shujun Liu            53    Chief Executive Officer and  December 18, 2001
                                Chairman of the Board
    Jun Min               47    Director and Vice President  May 8, 2002
    Yanchun Li            37    Director, Acting Chief       May 8, 2002
                                Financial Officer, Chief
                                Operations Officer and
                                Secretary
    Binsheng Li           42    Director and Chief           May 8, 2002
                                Accounting and Finance
                                Officer
    Cosimo J. Patti (1)   56    Independent Director         September 27, 2004
    Xianmin Wang (1)      63    Independent Director         January 1, 2005
    Eileen Brody (1)      44    Independent Director         June 22, 2005

          (1) Denotes member of Audit Committee, Compensation Committee and Nominating Committee.

         Below are brief descriptions of the backgrounds and experiences of the officers and directors:

         SHUJUN LIU - CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS. Shujun Liu, age 53, is our Chairman and the Chief Executive Officer. He graduated from Wuhan Communication College and he also completed the EMBA study at Qinghua University. He was the representative of the National People's Congress (the national legislative body of China) of Harbin and was elected as the outstanding entrepreneur of the Three Northeast Provinces of China. In 1994, he was appointed to serve as the senior manager of Three-Happiness Bioengineering Company Limited until December 2001, when he was appointed Chairman and Chief Executive officer of AOB. The research and development projects he has personally taken charge of have gained several outstanding awards including, Third Class Prize of Harbin Scientific and Technological Advancement, Second Class Prize of HeiLongJiang Scientific and Technological Advancement and three scientific research achievements awards granted by HeiLongJiang Province.

         JUN MIN - VICE PRESIDENT AND DIRECTOR. Jun Min, age 47 and university educated in China, previously worked as the Chief Executive of the Price Checking Department of HeiLongJiang Province Price Bureau from 1987 through the end of 1992. He then worked for Three-Happiness Bioengineering from 1993 until he was appointed as the Vice President and director of AOB in May 2002. He is responsible for AOB's capital control and liquidity management. He has over 20 years of working experience in financial management and Chinese securities market with extensive business networks over the securities companies, banks and investment consultation organizations in China.

         YANCHUN LI - ACTING CHIEF FINANCIAL OFFICER, CHIEF OPERATIONS OFFICER, SECRETARY AND DIRECTOR. Yanchun Li, age 37 and university educated in China, has extensive experience in market planning and sales operations. Before joining AOB, from 1993 until 1994, Ms. Li was responsible for the marketing and selling campaign of the frozen food brand, "RuiDa". RuiDa is a well known branded product in China's frozen food market. Beginning in 1994, Ms. Li was appointed by Three-Happiness Bioengineering as senior personnel in sales and marketing until May 2002, when she was appointed as the Acting Chief Financial Officer and Chief Operations Officer, as well as a director of AOB.

         MR. BINSHENG LI - CHIEF ACCOUNTING AND FINANCE OFFICER AND DIRECTOR. Mr. Li, age 42, is our chief accounting and finance officer and is in charge of all financial management and accounting work. He graduated from Dalian University of Finance and Economics, where he majored in financial management. Mr. Li has over 19 years of experience in accounting and finance. He was appointed by Three-Happiness Bioengineering as the Financial Controller of AOB in 1994 and stayed with our company in this position until May 2002, when he was appointed as one of our directors.

         COSIMO J. PATTI - INDEPENDENT DIRECTOR. Mr. Patti, age 56, is an independent director. Before joining AOB, Mr. Patti was an arbitrator of the National Association of Securities Dealers (NASD) and the New York Stock Exchange (NYSE) for 18 years. Mr. Patti's recent experience includes Director of Strategic Cross border Business with Cedel Bank (1996-1998), President and Founder of FSI Advisors Group (1998-2002), and Senior Director of Applications Planning with iCi/ADP (2002-2004). He has broad experience with international business development, management and finance.

         XIANMIN WANG - INDEPENDENT DIRECTOR. Mr. Wang, age 63, is an independent director. Mr. Wang brings more than 37 years of experience in political, economic and cultural affairs to the Company. He is thought to be a leader on the subject of privatization of Chinese state-owned enterprises. Mr. Wang's previous experience includes vice governor of Heilongjiang province in charge of Financial and Economic Affairs (1998-2001), secretary of Daqing Municipal party committee (1996-1998), vice secretary of Harbin municipal party committee (1991-1992), and professor of economics at Northeast Forestry University.

         EILEEN BRODY - INDEPENDENT DIRECTOR. Ms. Brody, age 44, is a senior retail executive, with 22 years of experience helping retailers increase growth and profitability. In August 2005, Ms. Brody became the President of Dawson-Forte Cashmere, a trading company. From 1997 to 2004, Ms. Brody was Vice President of Merchandising and the General Merchandising Manager for Carter's Childrenswear Retail Division, a division of The William Carter Company. There, she was in charge of the merchandising P&L for the 175 store nationwide chain. She helped lead a turnaround effort, which produced record sales and profitability for seven consecutive years. She also assisted The William Carter Company in its successful initial public offering and listing on the New York Stock Exchange. From 1983 to 1990, she was a Senior Manager and a CPA at the accounting firm of KPMG Peat Marwick. Ms. Brody received her undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business. She received the Fitzie Foundation Award in 1991, where she was chosen by the Harvard Business School and Fitzie Board of Trustees as the HBS Woman Best Demonstrating Exemplary Leadership, Academic Excellence and Commitment to Community.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The audit committee members for the fiscal year ended December 31, 2005 consisted of Cosimo J. Patti, Xianmin Wang and Eileen Brody. Each of these members are considered "independent" under Section 121(A) (as currently applicable to us) of the listing standards of The American Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

         Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Eileen Brody is the "audit committee financial expert" and is an independent member of our board of directors.

FAMILY RELATIONSHIPS

         There are no family relationships between any of our directors or executive officers or any other director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission or written representations from certain reporting persons, we believe that during the fiscal year 2005, none of the executive officers timely complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the filing of Form 4s reflecting the grant of options pursuant to the Stock Option Plan. Additionally, we believe that during the fiscal year ending 2005, some of our officers, directors, and greater than ten-percent beneficial owners did not timely comply with other filing requirements of Section 16(a) of the Exchange Act. Each of the officers and directors intends to make their respective filings as soon as possible.

         Shujun Liu did not timely file a Form 4 reflecting the grant of 4,902 options on September 30, 2005 and 5,187 options on December 31, 2005.

         Yanchun Li did not timely file a Form 4 reflecting the grant of 2,941 options on September 30, 2005 and 3,112 options on December 31, 2005.

         Jun Min did not timely file a Form 4 reflecting the grant of 2,941 options on September 30, 2005 and 3,112 options on December 31, 2005.

         Binsheng Li did not timely file a Form 4 reflecting the grant of 1,765 options on September 30, 2005 and 1,867 options on December 31, 2005.

         Cosimo J. Patti did not timely file a Form 4 upon the grant of 22,026 shares of Common Stock on October 27, 2005.

         Xianmin Wang did not timely file a Form 3 upon becoming a director of the Company on January 1, 2005.

         Eileen Brody did not timely file a Form 3 upon becoming a director of the Company on June 22, 2005.

CODE OF ETHICS

         We adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report for the fiscal year ended December 31, 2005 on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all cash compensation paid or to be paid by AOB, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

                                --------------------------------------------
                                            ANNUAL COMPENSATION
                                --------------------------------------------

        ----------------------- --------------------------------------------
        NAME / PRINCIPAL         FISCAL   SALARY     BONUS    OTHER ANNUAL
        POSITION                  YEAR    (CASH &     ($)     COMPENSATION
                                          NON-CASH)                ($)
                                           ($) (1)
        ----------------------- -------- ---------- -------- ---------------
        Shujun (Tony) Liu,       2005     $175,000       $0              $0
        CEO and Chairman
        ----------------------- -------- ---------- -------- ---------------
                                 2004     $162,500       $0              $0
        ----------------------- -------- ---------- -------- ---------------
                                 2003     $200,000       $0              $0
        ----------------------- -------- ---------- -------- ---------------

        ----------------------- -------- ---------- -------- ---------------
        Yanchun (Lili) Li,       2005     $105,000       $0              $0
        Acting CFO, COO,
        Secretary and Director
        ----------------------- -------- ---------- -------- ---------------
                                 2004     $ 97,500       $0              $0
        ----------------------- -------- ---------- -------- ---------------
                                 2003     $120,000       $0              $0
        ----------------------- -------- ---------- -------- ---------------

        ----------------------- -------- ---------- -------- ---------------
        Jun Min, Vice            2005     $ 85,000       $0              $0
        President and Director
        ----------------------- -------- ---------- -------- ---------------
                                 2004     $ 77,500       $0              $0
        ----------------------- -------- ---------- -------- ---------------
                                 2003     $100,000       $0              $0
        ----------------------- -------- ---------- -------- ---------------

(1) Includes both cash compensation and stock option issued pursuant to the Stock Option Plan, as further described herein.

EMPLOYEE STOCK OPTION PLAN

         In March 2004, our board of directors formally adopted a Stock Option Plan (the "Plan"). Under the Plan, we are authorized to grant non-qualified options to purchase up to 2,900,000 shares of our common stock to our employees, officers, directors and consultants. The Plan is presently administered directly by our board of directors. Subject to the provisions of the Plan, the board of directors will determine who will receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise prices, as well as any other pertinent terms of the options.

         As of December 31, 2005, the Company granted an aggregate of 68,925 options under the Plan. For the fiscal year ended December 31, 2005, options to purchase a total of 25,827 shares of common stock were granted to the executive officers. In 2005, the Company granted the following options to the named executive officers pursuant to the Plan:


NAME OF EMPLOYEE    NUMBER OF SECURITIES  PERCENTAGE OF
OF WHOM THE OPTION    UNDERLYING STOCK    TOTAL OPTIONS   EXERCISE
WAS GRANTED            OPTIONS GRANTED       GRANTED        PRICE       EXPIRATION DATE
-----------            ---------------       -------        -----       ---------------

Shujun Liu                  4,902             18.98%         $2.00    September 30, 2010
                            5,187             20.08%         $2.00     December 30, 2010
Yanchun Li                  2,941             11.39%         $2.00    September 30, 2010
                            3,112             12.05%         $2.00     December 30, 2010
Jun Min                     2,941             11.39%         $2.00    September 30, 2010
                            3,112             12.05%         $2.00     December 30, 2010
Binsheng Li                 1,765              6.83%         $2.00    September 30, 2010
                            1,867              7.23%         $2.00     December 30, 2010

OPTION EXERCISES DURING 2005 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         There were no options exercised during our 2005 fiscal year.

COMPENSATION OF INDEPENDENT DIRECTORS

         We have entered into a service agreement with each of our independent directors, Cosimo J. Patti, Xianmin Wang and Eileen Brody, pursuant to which each shall carry out the duties of an independent director and serve on our Audit Committee and Compensation Committee. Pursuant to the terms of each such agreement, as amended, we have agreed to pay to each of our independent directors an annual cash retainer of $30,000, payable in monthly installments of $2,500, for participation in board meetings or meetings of committees of the board. In addition, pursuant to each of the agreements, we are obligated to issue to each independent director on the anniversary of the date of each service agreement, $30,000 worth of our common stock valued based on 100% of the average closing prices for the five trading days prior to the signing of each such independent director's service agreement with the Company. Based on such information, Mr. Patti, Mr. Wang and Ms. Brody is each entitled to receive, for each year of service, an aggregate of 22,026, 19,506, and 21,552 shares, respectively.

EMPLOYMENT AGREEMENTS

         In March 2004, we entered into employment agreements with Shujun Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Acting Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting and Finance Officer, all of whom are also directors of the Company.

         Shujun Liu's employment agreement has a term of five years, effective as of October 1, 2003, and provides for a salary of $150,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan, the terms of which are described below. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $12,500.00. We can terminate Mr. Liu's employment with cause, or without cause pursuant to a decision by our board of directors. In the event Mr. Liu's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

         Yanchun Li's employment agreement has a term of five years, effective as of October 1, 2003, and provides for an annual salary of $90,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. We can terminate Ms. Li's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Ms. Li's employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

         Jun Min's employment agreement has a term of three years, effective as of October 1, 2003, and provides for an annual salary of $70,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. We can terminate Mr. Min's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Mr. Min's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

         Binsheng Li's employment agreement has a term of three years, effective as of October 1, 2003, and provides for an annual salary of $57,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $4,500.00. We can terminate Mr. Li's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Mr. Li's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of his employment.

         In June 2004, the employment agreements for certain executive officers were amended to include a provision that if the closing stock price is less than $2.00 on the last day of the applicable quarter, the employees would not be entitled to receive their quarterly stock options. For the first and second fiscal quarters of the year ended December 31, 2005, the closing stock price on the last day of each such quarter was less than $2.00. As such, the Company did not grant stock options to the executive officers for these fiscal quarters.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of common stock as of March 14, 2006 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

----------------------- --------------------- ------------------- -------------------- ----- --------------------
                                                                  AMOUNT AND NATURE OF
NAME                    POSITION HELD         TITLE OF CLASS      BENEFICIAL OWNER           PERCENT OF CLASS (1)
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Shujun Liu (2)          Chief Executive       Series A Preferred        1,000,000      (2)         100.00%
                        Officer and Chairman  Stock
----------------------- --------------------- ------------------- -------------------- ----- --------------------
                        Chief Executive
Shujun Liu (2)          Officer and Chairman  Common Stock             15,935,795      (2)          25.53%
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Yanchun Li              Acting Chief          Common Stock                756,604      (3)           1.21%
                        Financial Officer,
                        Chief Operating
                        Officer, Secretary
                        and Director
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Jun Min                 Vice President and    Common Stock                902,382      (4)           1.45%
                        Director
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Binsheng Li             Chief Accounting      Common Stock                288,639      (5)             *
                        and Finance Officer
                        and Director
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Cosimo J. Patti         Independent Director  Common Stock                 22,026                      *
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Xianmin Wang            Independent Director  Common Stock                      0                      *
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Eileen Brody            Independent Director  Common Stock                      0                      *
----------------------- --------------------- ------------------- -------------------- ----- --------------------
Total Ownership of
Common Stock by All
Directors and
Officers as a Group              -                                     17,905,446                   28.67%
----------------------- --------------------- ------------------- -------------------- ----- --------------------

         (1) Based upon 62,385,788 shares outstanding as of March 1, 2006 plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 31, 2005 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the Securities and Exchange Commission, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial owner" of all the shares of common stock over which any such sole or shared power exists.

         (2) Includes 26,924 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share, of which 7,576 expire on December 31, 2008, 9,259 expire on March 31, 2009, 4,902 expire on September 30, 2010 and 5,187 expire on December 30, 2010. Through his common preferred stock ownership, (without giving effect to the exercise of such options) currently Mr. Liu has voting power equal to approximately 44% of our voting securities.

         (3) Includes 16,154 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share, of which 4,545 expire on December 31, 2008, 5,556 expire on March 31, 2009, 2,941 expire on September 30, 2010 and 3,112 expire on December 30, 2010.

         (4) Includes 16,154 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share, of which 4,545 expire on December 31, 2008, 5,556 expire on March 31, 2009, 2,941 expire on September 30, 2010 and 3,112 expire on December 30, 2010.

         (5) Includes 9,693 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share, of which 2,727 expire on December 31, 2008, 3,333 expire on March 31, 2009, 1,765 expire on September 30, 2010 and 1,867 expire on December 30, 2010.

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2005:


---------------------------------------------------------------------------------------------------------------------
                                        EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                                                                               FOR FUTURE ISSUANCE
                                             NUMBER OF SECURITIES                                 UNDER EQUITY
                                               TO BE ISSUED UPON       WEIGHTED-AVERAGE        COMPENSATION PLANS
                                                  EXERCISE OF          EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                             OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     REFLECTED IN COLUMN
                                            WARRANTS AND RIGHTS (1)   WARRANTS AND RIGHTS             (a))
------------------------------------------- ------------------------ ----------------------- ------------------------
              PLAN CATEGORY                           (a)                     (b)                     (c)
------------------------------------------- ------------------------ ----------------------- ------------------------
Equity compensation plans approved by
security holders                                      -0-                     -0-                      -0-
------------------------------------------- ------------------------ ----------------------- ------------------------
Equity compensation plans not approved by
security holders                                   2,900,000                 $2.00                  2,831,075
------------------------------------------- ------------------------ ----------------------- ------------------------
Total                                              2,900,000                 $2.00                  2,831,075
------------------------------------------- ------------------------ ----------------------- ------------------------

         (1) Includes shares issuable pursuant to our "Plan" approved by our board of directors in March 2004. The Plan provides for the grant of options to purchase shares of our common stock to our employees, officers, directors and consultants, which options vest immediately, expire 5 years from date of grant and have an exercise price of $2.00.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Not applicable.

ITEM 13. EXHIBITS

-------------------- -----------------------------------------------------------
Exhibit No.           Description
-------------------- -----------------------------------------------------------

2 Purchase Agreement, dated as of September 8, 2004, between American Oriental Bioengineering, Inc., the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14,
                     2004).
-------------------- -----------------------------------------------------------
3.1(a) Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form SB-2 Commission File No. 333-124133, filed with the Commission on April 18, 2005).
-------------------- -----------------------------------------------------------
3.1(b) Certificate of Amendment to Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form S-3 Commission File No. 333-131229, filed with the Commission on January 23, 2006).
-------------------- -----------------------------------------------------------
3.2                  Bylaws of American Oriental Bioengineering, Inc.
                     (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------
4.1 Form of Warrant (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).
-------------------- -----------------------------------------------------------
4.2 American Oriental Bioengineering, Inc. 2003 Stock Option Plan (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------
10.1 Stock and Warrant Purchase Agreement, dated as of November 28, 2005, by and among American Oriental Bioengineering, Inc. and the signatory purchasers named therein (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).
-------------------- -----------------------------------------------------------
10.2 Form of Registration Rights Agreement by and among American Oriental Bioengineering, Inc. and the signatories thereto (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).
-------------------- -----------------------------------------------------------
10.3(a) Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------
10.3(b) Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Lily Li (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------

-------------------- -----------------------------------------------------------
10.3(c) Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Jun Min (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------
10.3(d) Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Binsheng Li (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------
10.4 Purchase Agreement, dated September 8, 2004, by and between American Oriental Bioengineering, Inc. and the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Current Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).
-------------------- -----------------------------------------------------------
10.5 Purchase Agreement, dated as of August 18, 2002, by and between American Oriental Bioengineering, Inc. and Shujun Liu (incorporated by reference from the Schedule 14C Commission File No. 000-29785, filed with the Commission on October 15, 2002).
-------------------- -----------------------------------------------------------
10.6 Subscription Agreement, dated as of November 23, 2004, between American Oriental Bioengineering, Inc. and the Subscribers (incorporated by reference from the Registration Statement on Form SB-2, Commission File No. 333-124133, filed with the Commission on April 18, 2005).
-------------------- -----------------------------------------------------------
10.7(a) Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Bai Chao (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------
10.7(b) Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Kou Yumin (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------
10.7(c) Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------
10.7(d) Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Linda Welsh (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------
10.7(e) Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Dr. Jie Zhu (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------
10.7(f) Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Brian Corday (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------

-------------------- -----------------------------------------------------------
10.7(g) Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Haishan Wang (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).
-------------------- -----------------------------------------------------------
10.7(h) Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).
-------------------- -----------------------------------------------------------
10.7(i) Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Lau Chak Wong (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).
-------------------- -----------------------------------------------------------
10.8(a) Service Agreement, dated September 27, 2004, and as amended on March 8, 2006, by and between American Oriental Bioengineering, Inc. and Cosimo J. Patti, filed herewith.
-------------------- -----------------------------------------------------------
10.8(b) Service Agreement, dated January 1, 2005, and as amended on March 8, 2006, by and between American Oriental Bioengineering, Inc. and Xianmin Wang, filed herewith.
-------------------- -----------------------------------------------------------
10.8(c) Service Agreement, dated June 22, 2005, and as amended on March 8, 2006, by and between American Oriental Bioengineering, Inc. and Eileen Brody, filed herewith.
-------------------- -----------------------------------------------------------
14 Code of Ethics of American Oriental Bioengineering, Inc., dated November 8, 2005, filed herewith.
-------------------- -----------------------------------------------------------
16 Letter on Change in Certifying Accountant (incorporated by reference from the Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on February 13, 2004).
-------------------- -----------------------------------------------------------
21 Subsidiaries of the Registrant (incorporated by reference from the Registration Statement on Form SB-2 Commission File No. 333-124133, filed with the Commission on April 18,
                     2005).
-------------------- -----------------------------------------------------------
23 Consent of Weinberg & Company, PA, Independent Registered Public Accounting Firm filed herewith.
-------------------- -----------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
-------------------- -----------------------------------------------------------
31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
-------------------- -----------------------------------------------------------
32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
-------------------- -----------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
----------

         The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

                          2005:          $335,000  Weinberg & Company, P.A.

                          2004:          $157,000  Weinberg & Company, P.A.

Audit Related Fees
------------------

         The aggregate fees billed in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

                          2005:           $79,000  Weinberg & Company, P.A.

                          2004:                $0  Weinberg & Company, P.A.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees
--------

         The aggregate fees billed in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

                          2005:           $17,000  Weinberg & Company, P.A.

                          2004:                $0  Weinberg & Company, P.A.

We incurred these fees due to the preparation of our tax returns.

All Other Fees
--------------

         The aggregate fees billed in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

                          2005:                $0  Weinberg & Company, P.A.

                          2004:                $0  Weinberg & Company, P.A.

Audit Committee Approval
------------------------

         Our Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

         All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies. None of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees.

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


Date:  March 30, 2006           By: /s/ Shujun Liu
                                    --------------------------------------------
                                    By:     Shujun Liu
                                    Title:  Chief Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                      DATE
---------              -----                                      ----

/s/ Shujun Liu
-------------------
Shujun Liu             Chief Executive Officer and Chairman       March 30, 2006
                       of the Board of Directors


/s/ Yanchun Li
-------------------
Yanchun Li             Acting Chief Financial Officer, Chief      March 30, 2006
                       Operating Officer, Secretary and Director


/s/ Jun Min
-------------------
Jun Min                Vice President and Director                March 30, 2006


/s/ Binsheng Li
-------------------
Binsheng Li            Chief Accounting and Finance Officer and
                       Director                                   March 30, 2006


/s/ Cosimo J. Patti
-------------------
Cosimo J. Patti        Independent Director                       March 30, 2006

/s/ Xianmin Wang
-------------------
Xianmin Wang           Independent Director                       March 30, 2006

/s/ Eileen Brody
-------------------
Eileen Brody           Independent Director                       March 30, 2006

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES




                                    CONTENTS


PAGE 52       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 53       CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE 54       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE
                YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE 55       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE
                YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES 56-57   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                DECEMBER 31, 2005 AND 2004

PAGES 58-80   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005
                AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of American Oriental Bioengineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
March 13, 2006


                        AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                 ASSETS
                                                 ------
                                                                              DECEMBER 31,  DECEMBER 31,
                                                                                 2005          2004
                                                                              -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                                                   $57,532,049   $11,404,149
  Accounts receivable, net                                                      8,168,420     4,736,901
  Inventories, net                                                              4,916,500     5,673,059
  Advances to suppliers                                                         3,494,320       518,589
  Other receivables                                                               102,611       156,062
  Due from employees                                                              409,159       182,099
  Deferred consulting expenses                                                    752,620     1,686,652
                                                                              -----------   -----------
          Total Current Assets                                                 75,375,679    24,357,511

PLANT AND EQUIPMENT, NET                                                       13,386,439     8,068,776
LAND USE RIGHTS, NET                                                            7,925,763     7,871,497
CONSTRUCTION IN PROGRESS                                                        1,655,349     1,836,714
DEFERRED TAX ASSETS                                                               614,336       159,958
LICENSE, NET                                                                      464,673       542,168
                                                                              -----------   -----------
    TOTAL ASSETS                                                              $99,422,239   $42,836,624
                                                                              ===========   ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                              $ 1,230,767   $   755,266
Other payables and accrued expenses                                             1,604,096     1,064,411
Taxes payable                                                                   1,485,872     1,096,545
Short-term bank loans                                                           3,717,380     5,060,241
Customer deposits                                                                 355,975       160,504
Due to shareholders                                                                    --     1,404,522
Other liabilities                                                                 168,080        12,952
                                                                              -----------   -----------
          Total current liabilities                                             8,562,170     9,554,441

DEFERRED TAX LIABILITIES                                                          232,505       107,201
OTHER LIABILITIES                                                                  23,018        34,548
                                                                              -----------   -----------
TOTAL LIABILITIES                                                               8,817,693     9,696,190
                                                                              -----------   -----------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
  1,000,000 shares issued and outstanding                                           1,000         1,000
Common stock, $0.001 par value; 150,000,000 shares authorized
  57,109,188 and 39,746,827 shares issued and outstanding, respectively            57,109        39,747
Additional paid-in capital                                                     59,491,393    16,900,303
Retained earnings (the restricted portion of retained earnings is
  $4,104,115 and $1,294,689 as of December 31, 2005 and 2004, respectively)    29,625,765    16,199,384
Accumulated other comprehensive income                                          1,429,279            --
                                                                              -----------   -----------
        Total Shareholders' Equity                                             90,604,546    33,140,434
                                                                              -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $99,422,239   $42,836,624
                                                                              ===========   ===========


                    See accompanying notes to the consolidated financial statements.

                                                   53






                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                2005            2004
                                                            ------------    ------------

REVENUES                                                    $ 54,732,557    $ 31,966,927

COST OF GOODS SOLD                                           (19,607,240)    (11,267,647)
                                                            ------------    ------------

GROSS PROFIT                                                  35,125,317      20,699,280

Selling and distribution                                      (3,216,545)     (2,387,805)

Advertising                                                   (5,238,186)     (2,926,629)

General and administrative                                    (7,076,139)     (4,582,388)

Depreciation and amortization                                 (1,254,498)       (757,720)
                                                            ------------    ------------

INCOME FROM OPERATIONS                                        18,339,949      10,044,738

INTEREST EXPENSE, NET                                           (505,822)       (100,765)

OTHER INCOME(EXPENSE), NET                                        (6,876)         44,035
                                                            ------------    ------------

INCOME BEFORE INCOME TAXES                                    17,827,251       9,988,008

INCOME TAXES                                                  (4,400,870)     (2,216,626)
                                                            ------------    ------------

NET INCOME                                                    13,426,381       7,771,382
                                                            ------------    ------------

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain                              1,429,279              --
                                                            ------------    ------------
Other comprehensive income before tax                          1,429,279              --

Income tax expenses related to other comprehensive income       (471,662)             --
                                                            ------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX                     957,617              --
                                                            ------------    ------------

COMPREHENSIVE INCOME                                        $ 14,383,998    $  7,771,382
                                                            ============    ============

NET INCOME PER SHARE
         BASIC                                              $       0.31    $       0.23
         DILUTED                                            $       0.31    $       0.23

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         BASIC                                                43,827,725      33,595,685
         DILUTED                                              43,840,463      33,953,507



             See accompanying notes to the consolidated financial statements.





                                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




                                  Preferred Stock           Common Stock          Additional                  Other
                                            Stated                      Par         Paid-in      Retained  Comprehensive
                                 Shares      Value      Shares         Value        Capital      Earnings     Income        Total
                              -----------  ---------  -----------   -----------   -----------  -----------  -----------  -----------

BALANCE AT
  JANUARY 1, 2004               1,000,000  $   1,000   32,725,827   $    32,726   $10,048,734  $ 8,428,002  $        --  $18,510,462

Common stock issued
  for consulting services              --         --    1,021,000         1,021     1,354,955           --           --    1,355,976

Common stock and warrants
  issued in private
   placement, net                      --         --    6,000,000         6,000     5,432,614           --           --    5,438,614

Stock options granted
  to executives                        --         --           --            --        64,000           --           --       64,000

Net income                             --         --           --            --            --    7,771,382           --    7,771,382
                              -----------  ---------  -----------   -----------   -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 2004    1,000,000      1,000   39,746,827        39,747    16,900,303   16,199,384           --   33,140,434
                              -----------  ---------  -----------   -----------   -----------  -----------  -----------  -----------

Common stock and warrants
  issued in private
  placement, net                       --         --    6,973,400         6,973    31,463,514           --           --   31,470,487

Common stock issued
  for director services                --         --       22,026            22       122,443           --           --      122,465

Stock options granted
  to executives                        --         --           --            --        64,000           --           --       64,000

Exercise of warrants                   --         --   10,518,935        10,519    10,940,981           --           --   10,951,500

Cancellation of shares                 --         --     (152,000)         (152)          152           --           --           --

Foreign currency
  translation                          --         --           --            --            --           --    1,429,279    1,429,279

Net income                             --         --           --            --            --   13,426,381           --   13,426,381
                              -----------  ---------  -----------   -----------   -----------  -----------  -----------  -----------
BALANCE AT
  DECEMBER 31, 2005             1,000,000  $   1,000   57,109,188   $    57,109   $59,491,393  $29,625,765  $ 1,429,279  $90,604,546
                              ===========  =========  ===========   ===========   ===========  ===========  ===========  ===========


                                  See accompanying notes to the consolidated financial statements.






                AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                              2005            2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $ 13,426,381    $  7,771,382
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            1,254,498         757,720
    Amortization of deferred consulting expenses               934,032       1,106,124
    Stock options granted to executives                         64,000          32,000
    Common stock issued and to be issued for services          263,508         165,976
    Provision for doubtful accounts                            266,248              --
    Inventory provision                                        842,112              --
    Deferred taxes                                            (329,075)         25,682

Changes in operating assets and liabilities, net of the
  effects of the acquisition:
  (Increase) Decrease In:
    Accounts receivable                                     (3,697,768)       (807,686)
    Inventories                                                (85,553)     (1,606,851)
    Advances to suppliers                                   (3,063,844)        381,724
    Other receivables                                          141,566        (105,455)

Increase (Decrease) In:
 Accounts payable                                              475,501      (1,289,640)
 Customer deposits                                             195,471          81,786
 Tax payable                                                   389,327         786,065
 Other payables and accrued expenses                           539,682       1,064,414
                                                          ------------    ------------
 Net cash provided by operating activities                  11,616,086       8,363,241
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Due from employees                                           (213,736)       (126,983)
 Purchases of construction in progress                      (5,037,514)     (1,826,089)
 Purchases of plant and equipment                             (824,431)        (64,557)
 Purchases of a subsidiary, net of cash acquired                    --      (7,070,883)
                                                          ------------    ------------
 Net cash used in investing activities                      (6,075,681)     (9,088,512)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term bank loans                                --       1,445,783
 Repayments of short-term bank loans                        (1,342,861)     (1,445,783)
 Net proceeds from private placement                        31,470,487       5,438,614
 Proceeds from exercise of warrants                         10,951,500              --
 Repayment of capital lease                                    (10,768)        (27,161)
 Cash (repayment to) received from shareholders             (1,404,522)      1,351,110
                                                          ------------    ------------
 Net cash provided by financing activities                  39,663,836       6,762,563
                                                          ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   45,204,241       6,037,292

  Effect of exchange rate changes on cash                      923,659              --
  Cash and cash equivalents, at beginning of year           11,404,149       5,366,857
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 57,532,049    $ 11,404,149
                                                          ============    ============



           See accompanying notes to the consolidated financial statements.

                                           56

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004



SUPPLEMENTARY CASH FLOW INFORMATION                      2005           2004
                                                      ----------     ----------

Interest paid                                         $  313,537     $  130,601
                                                      ==========     ==========

Income taxes paid                                     $4,370,165     $1,404,878
                                                      ==========     ==========

NON CASH INVESTING AND FINANCING ACTIVITIES

   On October 12, 2004, the Company completed the acquisition of Heilongjiang Songhuajiang Pharmaceuticals Co., Ltd. for $7,228,916 The following represents the assets purchased and liabilities assumed at the acquisition date:
            Land Use Right                                        $   7,137,137
            Construction in progress                                     10,627
            Fixed Assets                                              2,098,683
            Cash and cash equivalents                                   158,033
            Accounts receivable                                         672,408
            Inventories                                               1,519,398
            Other receivables and prepayments                            82,462
                                                                  -------------
      Total assets purchased                                         11,678,748
                                                                  -------------

            Short Term Bank Loans                                     3,656,627
            Accounts payable and accrued expenses                       791,080
            Customer deposits                                             2,125
                                                                  -------------
      Total liabilities assumed                                       4,449,832
                                                                  -------------

      Net assets acquired                                         $   7,228,916
                                                                  =============

   Total consideration paid                                       $   7,228,916
                                                                  =============

21,000 warrants were exercised (under cashless provision) for repurchasing 18,935 shares of common stock in 2005.

152,000 shares of common stock were cancelled in 2005.

Assets of $5,271,180 were transferred from construction in progress to property, plant and equipment at completion in 2005.

52,037 shares of common stock issued and to be issued valued at $263,508 for services

Issued 321,000 shares of common stock valued at $165,975 for consulting services in 2004.

Issued 700,000 shares of common stock valued at $1,190,000 for deferred consulting services in 2004.




        See accompanying notes to the consolidated financial statements.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004


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

         On December 18, 2001, the Company acquired 100% of the equity interest of Harbin Three Happiness Bioengineering Co., Ltd. ("Harbin Bioengineering"), a company organized under the laws of China, through the exchange of 8,538,943 shares of the Company's restricted common stock. The transaction was a triangular merger with Bestkey International, Ltd., a British Virgin Island corporation, and was treated as a reverse merger for accounting purposes. That merger transaction was completed on June 26, 2002. Bestkey International, Ltd is an inactive company.

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

         The principal activities of the Company in Mainland China are research, manufacture and sale of prescription and non-prescription health care products and Chinese medical products. The principal activities in Hong Kong are marketing and trading of health care products.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


2. BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, Bestkey International, Ltd., Harbin Three Happiness Bioengineering Limited, American Oriental Bioengineering (Hong Kong) Limited, Goware Holding International, Ltd., and Heilongjiang Songhuajiang Pharmaceutical Company, Limited. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

               Building                                      40 years
               Machinery and equipment                       10 years
               Leasehold improvement                         10 years
               Motor vehicles                                 5 years
               Office equipment and furnishings               5 years
               Other equipment                                5 years

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (c)  Plant and Equipment (continued)

         The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

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

         There were no impairments of long-lived assets in 2005 and 2004.

    (e)  Construction In Progress

         Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

    (f)  Inventories

         Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

    (g)  Accounts Receivable

         Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $266,248 and $0 in 2005 and 2004, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (h)  Research and Development

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

    (i)  Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

    (j)  Advances to Suppliers

         Advances to suppliers represent the cash paid in advance for purchasing raw materials.

    (k)  Deferred Consulting Expenses

         The deferred consulting expenses are amortized over their service term of one to three years respectively.

    (l)  License

         The license represents the ownership of new drugs, which is amortized over the estimated useful life of twelve years.

    (m)  Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees, taxes payable, accounts payable, accrued expenses, short-term bank loans, customer deposits, other payables and due to related parties. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (n)  Revenue Recognition

         Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

         -Persuasive evidence of an arrangement exists, -Delivery has occurred or services have been rendered, -The seller's price to the buyer is fixed or determinable, and -Collectibility is reasonably assured.

         The Company established a subsidiary in Hong Kong with a specialty retail store to sell its products. The retail store sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

    (o)  Shipping and Handling

         All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses included in selling and distribution expenses were $925,982 and $615,808 for the years ended December 31, 2005 and 2004, respectively.

    (p)  Advertising Costs

         The Company expenses advertising costs as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized.

    (q)  Foreign Currency Translation

         The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (r)  Foreign Currency Translation (Continued)

                                                            2005         2004
                                                         ----------   ----------
         Year end RMB : US$ exchange rate                  8.0702         8.3
         Average yearly RMB : US$ exchange rate            8.1734         8.3

         The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

    (s)  Retirement Benefits

         Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for 2005 and 2004 are $28,678 and $22,551, respectively and are included in general and administrative expenses.

    (t)  Use of Estimates

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

    (u)  Income Taxes

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

         In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate applicable ranges from 15% to 34%. The Company's income tax expense for 2005 and 2004 was $4,400,870 and $2,216,626, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (v)  Comprehensive Income

         Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

    (w)  Stock-Based Compensation

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value-based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

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

         The following table illustrates the effect on net income attributable to common stockholders per share if the fair value based method had been applied to all awards:

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (w) Stock-Based Compensation (continued)

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
        Net income, as reported                    $ 13,426,381    $  7,771,382
        Add:
        Stock-based employee compensation
          expense included in the reported
          income, net of related tax effects
                                                         64,000          32,000
        Less:
        Total stock-based employee compensation
          expense determined under fair value
          based methods for all awards, net of
          related tax effects                           (91,481)        (70,345)
                                                   ------------    ------------

        Pro forma net income                       $ 13,398,900    $  7,733,037
                                                   ============    ============

        Basic earnings per share
        As reported                                $       0.31    $       0.23
        Pro forma                                  $       0.31    $       0.23

        Diluted earnings per share
        As reported                                $       0.31    $       0.23
        Pro forma                                  $       0.31    $       0.23

    (x)  Segments

         The Company operates in two business segments: the development, production, and sale of plant based pharmaceutical ("PBP") products and plant based nutraceutical ("PBN") products, and retails of PBP and PBN products in Hong Kong. However, no segment reporting is included in the Company's footnotes to the financial statements since the revenues and expenses relating to the Hong Kong retail operations are insignificant.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


    (y)  Earnings Per Share

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Outstanding warrants at December 31, 2005 and December 31, 2004 to purchase 2,726,600 shares and 3,000,000 shares, respectively of common stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company's common stock.

         Following is a reconciliation of the denominator and numerator used in the computation of basic and diluted earnings per share for the years ended December 31, 2005 and 2004:

                                                            2005         2004
                                                         ----------   ----------

         Basic weighted average shares of
           common stock outstanding                      43,827,725   33,595,685
         Assumed exercise of warrants and options, net       12,738      357,822
                                                         ----------   ----------

         Diluted weighted average shares of
           common stock outstanding                      43,840,463   33,953,507
                                                         ==========   ==========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (z)  Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The Company believes that the implementation of this new pronouncement will not have any affect on the 2006 consolidated financial statements.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


4. BUSINESS COMBINATION

         The Company signed a purchase agreement relating to the acquisition of Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. ("HSPL") on September 8, 2004, and the acquisition was completed on October 12, 2004. The Company acquired 100% of the equity interest of HSPL for $7,228,916 cash. The transaction was a triangular merger with Goware Holding International, Ltd, a British Virgin Island corporation. The acquisition date for accounting purpose was September 30, 2004. The operations of HSPL from October 1, 2004 to December 31, 2004 are included in the consolidated income statement for the year ended December 31, 2004.

         The following summarizes the acquisition:

         Total cash consideration                               $     7,228,916
         Fair value of assets acquired                              (11,991,341)
         Fair value of liabilities assumed                            4,449,832
                                                                ---------------
         Negative goodwill                                      $      (312,593)
                                                                ===============

         Negative goodwill proportionally applied
           to land use right                                    $       241,562
         Negative goodwill proportionally applied
           to plant and equipment                                        71,031
                                                                ---------------
         Total                                                  $       312,593
                                                                ===============

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

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


5. ACCOUNTS RECEIVABLE

                                                         2005          2004
                                                      -----------   -----------

         Accounts receivable                          $ 8,434,668   $ 4,736,901
         Less: Allowance for doubtful accounts           (266,248)           --
                                                      -----------   -----------

         Accounts receivable, net                     $ 8,168,420   $ 4,736,901
                                                      ===========   ===========


6. INVENTORIES

         Inventories consist of the following as of December 31, 2005 and 2004:

                                                         2005          2004
                                                      -----------   -----------

         Raw materials                                $ 4,563,588   $ 4,503,845
         Work in progress                                 607,835       511,761
         Finished goods                                   587,189       657,453
                                                      -----------   -----------
                                                        5,758,612     5,673,059

         Less: Provision for obsolete inventories        (842,112)           --
                                                      -----------   -----------
         Inventories, net                             $ 4,916,500   $ 5,673,059
                                                      ===========   ===========


7. DUE FROM/TO EMPLOYEES

         All the amounts due from/to employees are unsecured, interest free, and have no fixed repayment terms.


8. LICENSE

                                                         2005          2004
                                                      -----------   -----------

         Cost of licensing agreement                  $ 1,098,603   $ 1,084,337
         Less: Accumulated amortization                  (633,930)     (542,169)
                                                      -----------   -----------
         License, net                                 $   464,673   $   542,168
                                                      ===========   ===========

         Amortization expense for the years ended 2005 and 2004 was $91,761 and $90,362, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


8. LICENSE (CONTINUED)

         Amortization expense for the next five years and thereafter is as follows:

         2006                                                     $    91,761
         2007                                                          91,761
         2008                                                          91,761
         2009                                                          91,761
         2010                                                          91,761
         Thereafter                                                     6,318
                                                                  -----------
         Total                                                    $   464,673
                                                                  ===========


9. LAND USE RIGHTS

                                                         2005           2004
                                                      -----------   -----------

         Cost of land use rights                      $ 8,254,749   $ 8,032,752
         Less: Accumulated amortization                  (328,986)     (161,255)
                                                      -----------   -----------
         Land use rights, net                         $ 7,925,763   $ 7,871,497
                                                      ===========   ===========

         Amortization expense for the years ended 2005 and 2004 was $167,731 and $58,864, respectively.

         Amortization expense for the next five years and thereafter is as follows:

             2006                                                     167,731
             2007                                                     167,731
             2008                                                     167,731
             2009                                                     167,731
             Thereafter                                             7,254,839
                                                                  -----------
             Total                                                $ 7,925,763
                                                                  ===========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


10. PLANT AND EQUIPMENT

         Plant and equipment consist of the following as of December 31:


                                                        2005           2004
                                                    ------------   ------------
         At cost:
           Buildings                                $ 10,309,221   $  5,591,534
           Machinery and equipment                     8,947,241      7,527,745
           Leasehold improvement                          73,439         71,406
           Motor vehicles                                534,854        392,084
           Office equipment and furnishings              445,292        264,451
           Other equipment                               114,526         85,020
                                                    ------------   ------------
                                                      20,424,573     13,932,240
                                                    ------------   ------------
         Less: Accumulated depreciation
           Buildings                                  (1,274,135)    (1,096,180)
           Machinery and equipment                    (5,050,858)    (4,150,720)
           Leasehold improvement                         (49,111)       (40,610)
           Motor vehicles                               (308,984)      (249,534)
           Office equipment and furnishings             (266,476)      (243,667)
           Other equipment                               (88,570)       (82,753)
                                                    ------------   ------------
                                                      (7,038,134)    (5,863,464)
                                                    ------------   ------------

              Plant and equipment, net              $ 13,386,439   $  8,068,776
                                                    ============   ============

      Depreciation expense for the years ended 2005 and 2004 was $995,006 and $572,218, respectively. The motor vehicles totalling $34,360 were registered in the name of a director as at December 31, 2005, and they were encumbered with a debt under a finance lease at December 31, 2005.

11. INCOME TAXES

    (a)  Corporation Income Tax ("CIT")

         In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 15% and 33%. The corporate income tax for Harbin Bioengineering was 15% for 2005 and 2004 because the company is considered a high technology company by the Chinese government. When the Chinese government considers that Harbin Bioengineering is no longer a high technology company, they will be taxed at the 33% corporate income tax rate. No determination can be made at this point how long Harbin Bioengineering will be taxed at the 15% corporate income tax rate.

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2005 and 2004 (computed by applying the CIT rate of 15% to net profit of Harbin Bioengineering, and 33% to net profit of HSPL):

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


11. INCOME TAXES (CONTINUE)

    (a)  Corporation Income Tax ("CIT")

                                                        2005           2004
                                                    ------------   ------------

         Computed "expected" expense                $  4,336,260   $  2,216,626
         Permanent difference                             64,610             --
                                                    ------------   ------------
         Income tax expense                         $  4,400,870   $  2,216,626
                                                    ============   ============

         The provisions for income taxes for each of the two years ended December 31 are summarized as follows:

                                                        2005           2004
                                                    ------------   ------------

         Current                                    $  4,729,945   $  2,190,944
         Deferred                                       (329,075)        25,682
                                                    ------------   ------------
                                                    $  4,400,870   $  2,216,626
                                                    ============   ============

         The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of December 31, 2005 and 2004 are as follows:

                                                        2005           2004
                                                    ------------   ------------
         Deferred tax assets:
         Allowance on doubtful accounts             $    137,043   $     52,548
         Amortization                                     26,583         29,050
         Depreciation                                    106,915         20,746
         Expenses not yet deducted for tax purposes       81,917         57,614
         Inventory provision                             261,878             --
         Net operating loss carried forward              133,649             --
                                                    ------------   ------------
         Total deferred tax assets                       747,985        159,958
         Valuation allowance                            (133,649)            --
                                                    ------------   ------------
         Net deferred tax assets:                   $    614,336  $     159,958
                                                    ------------   ------------

         Deferred tax liabilities:
         Welfare expense                                  98,638         66,547
         Depreciation                                     38,053         40,654
         Amortization                                     95,814             --
                                                    ------------   ------------
         Total deferred tax liabilities                  232,505        107,201
                                                    ------------   ------------
         Net deferred tax assets:                   $    381,831   $     52,757
                                                    ============   ============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


11. INCOME TAXES (CONTINUED)

    (b)  Value Added Tax ("VAT")

         In accordance with the relevant taxation laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases.

         The VAT payable balance of $712,836 and $471,595 at December 31, 2005 and 2004, respectively are included in other payables and accrued expenses in the accompanying consolidated balance sheets.


12. SHORT-TERM BANK LOANS

         Short-term bank loans are summarized as follows:

                                                        2005           2004
                                                    ------------   ------------

         Loans from Bank of China, Harbin
           Nangang Branch, interest rate at
             6.435% per annum                      $               $
               Due August 18, 2005                            --        481,928
               Due November 17, 2005                          --        963,855
                                                    ------------   ------------
                                                              --      1,445,783
         Loan from ICBC-Dongzhi Branch,
            interest rate at 7.254% per annum
                Due December 31,2006                   3,717,380      3,614,458
                                                    ------------   ------------
                                                       3,717,380      3,614,458
                                                    ------------   ------------
                                                    $  3,717,380   $  5,060,241
                                                    ============   ============

       All of the short-term bank loans due in 2005 were paid on their due dates. Interest expense, which was paid quarterly, was $313,537 and $130,601 in 2005 and 2004, respectively and is included in interest expense, net.

       The short-term bank loans from Bank of China in the amount of $481,928 and $963,855 were secured by Harbin Three Happiness Group, a company affiliated with the Company through common ownership.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


13. DUE TO SHAREHOLDERS

         Due to shareholders were unsecured, interest free, and were paid in 2005.


14. COMMITMENTS AND CONTINGENCIES

         Capital Commitment
         ------------------

         The Company entered into an unconditional purchase commitment during 2005 for construction. The Company disbursed $1,750,886 of construction costs during 2005. The future obligations of the Company under this commitment are as follows:

             2006                                                  $    284,999
             Thereafter                                                      --
                                                                   ------------
             Total                                                 $    284,999
                                                                   ============

         Lease Commitment
         ----------------

         As of December 31, 2005, the Company had remaining outstanding commitments in respect to its non-cancelable operating leases for its office in New York, retail operations in Hong Kong and regional representative offices in China of $314,986 which is due in 2006.

         Rental expense for the year ended December 31, 2005 and 2004 was $184,570 and $23,758, respectively.

         Purchase Commitment
         -------------------

         The Company entered into an unconditional purchase commitment during 2005 for raw materials and packing materials. The future obligations of the Company under this commitment are as follows:

             2006                                                  $  2,039,569
             Thereafter                                                      --
                                                                   ------------
             Total                                                 $  2,039,569
                                                                   ============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


15. SHAREHOLDERS' EQUITY

      A. Preferred stock
      ------------------

         The Company authorized 2,000,000 shares $.001 par value Class A Preferred Stock. The Class A Preferred Stock provides the holder(s) with aggregate voting rights constituting 25% of total voting rights as well as a liquidation preference. In February 2003, the Company issued 1,000,000 shares of Class A preferred stock for the acquisition of the protein peptide project.

      B. Private Placements
      ---------------------

         Issuance of Restricted Common Stock In November 28, 2005 Private
         ----------------------------------------------------------------
         Placement
         ---------

         On November 28, 2005, the Company entered into a stock purchase and warrant agreement, ("Purchase Agreement"), with thirty-one (31) accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units, each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant, at a purchase price of $4.80 per unit. The units were issued in two tranches, the first tranche consisted of 6,973,400 units issued on December 8, 2005. The second tranche consisted of 5,526,600 units issued on January 23, 2006, following the expiration of the waiting period under Rule 14c-2 of the Exchange Act and the amendment of our articles of incorporation.

         The exercise price of the warrants issued to the investors is $6.50 per share. Pursuant to these warrants, the investors are entitled to purchase an aggregate of 3,750,000 shares of common stock. The warrants expire on December 8, 2008.

         In consideration for their services, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company's common stock, of which 634,580 were issued in 2005 and 502,920 were issued in 2006, at an exercise price of $4.80 per share. These warrants expire on December 8, 2008.

         As of December 31, 2005, the Company received net proceeds of $31,470,487 and 6,973,400 shares were issued in conjunction to the first tranche of the November 28, 2005 private placement. On January 23, 2006, the Company received net proceeds of $25,036,290 and issued a total of 5,526,600 shares in connection with the second tranche of the private placement.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


15. SHAREHOLDERS' EQUITY (CONTINUED)

      B. Private Placements (Continued)
      ---------------------------------

         Issuance of Restricted Common Stock In $6.0 Million Private Placement
         ---------------------------------------------------------------------

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

         As of December 31, 2005, all Class A Warrants and Class B Warrants were exercised by the Investors, for total net proceeds of $10,951,500.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


15. SHAREHOLDERS' EQUITY (CONTINUED)

    C. Warrants
    -----------

         Pursuant to the Purchase Agreement that related to the Company's November 28, 2005 private placement, the Company issued 2,092,020 warrants in connection with the first tranche and 634,580 warrants to placement agents as of December 31, 2005. The exercise price of the warrants issued is $6.50 per share for investors and $4.80 per share for the placement agents. All the warrants will expire on December 8, 2008.

         The following table summarizes the warrant activities of the Company for the years ended December 31, 2005 and 2004:


                                                              Warrants        Weighted Average
                                                               Granted         Exercise Price
                                                           ----------------   ----------------
      Outstanding January 1, 2004...................                930,000        $0.73
      Granted.......................................             10,500,000        $1.06
      Exercised.....................................                     --           --
      Cancelled.....................................               (919,000)       $0.73
                                                           ----------------   ----------------
      Outstanding at December 31, 2004..............             10,511,000        $1.06
                                                           ================   ================
      Granted.......................................              2,726,600        $6.10
      Exercised.....................................             10,511,000        $1.06
      Cancelled.....................................                     --           --
                                                           ================   ================
      Outstanding at December 31, 2005..............              2,726,600        $6.10
                                                           ================   ================
      Exercisable at December 31, 2005..............              2,726,600        $6.10
                                                           ================   ================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


15. SHAREHOLDERS' EQUITY (CONTINUED)

      C. Warrants (Continued)
      -----------------------

         On January 23, 2006, the Company further issued 1,657,980 warrants in connection with the second tranche and 502,920 warrants to placement agents. These warrants contain the same terms as the warrants issued in the first tranche.

      D. Stock Options
      ----------------

         In March 2004, the Company's Board of Directors formally adopted a stock option plan (the "Plan"), which was considered by the directors in late 2003. That Plan provides for the grant of options to employees, officers, directors and consultants. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan is presently administered directly by the Company's board of directors. Subject to the provisions of the Plan, the Company's board of directors determines who receives stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of the exercise of the options and exercise prices, as well as any other pertinent terms of the options. The Company entered into employment agreements with four of the Company's executives, officers and directors in March 2004 effective October 1, 2003. Under the four employment agreements, the Company shall pay an aggregate of $32,000 of value of stock options per quarter to four of the Company's officers and directors under the agreements. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00.

         In June 2004, employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. At the quarters ended December 31 and September 30, 2005, according to the employment agreements as amended, the Company granted a total of 25,827 stock options to four of the Company's officers and directors under the agreements.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


15. SHAREHOLDERS' EQUITY (CONTINUED)

      C. Stock Options (Continued)
      ----------------------------

         The following table summarizes the stock option activity:

                                                        Options        Weighted Average
                                                        Granted         Exercise Price
                                                    ----------------   ----------------
         Outstanding January 1, 2004.............             19,393              $2.00
            Granted..............................             23,704              $2.00
            Exercised............................                 --                 --
            Cancelled............................                 --                 --
                                                    ----------------   ----------------
         Outstanding December 31, 2004...........             43,097              $2.00
            Granted..............................             25,827              $2.00
            Exercised............................                 --                 --
            Cancelled............................                 --                 --
                                                    ----------------   ----------------
         Outstanding at December 31, 2005........             68,924              $2.00
                                                    ================   ================
         Exercisable at December 31, 2005........             68,924              $2.00
                                                    ================   ================

         The following table summarizes information about stock options outstanding as of December 31, 2005:

                                            Options Outstanding                                Options Exercisable
                       --------------------------------------------------------------- ------------------------------------
  Range of Exercise     Number of     Weighted Average    Weighted Average Remaining      Number of      Weighted Average
       Prices             Shares       Exercise Price    Contractual Life (in years)       Shares         Exercise Price
---------------------- ------------- ------------------- ----------------------------- ---------------- -------------------

        $2.00             68,924           $2.00                     3.79                  68,924             $2.00
                       -------------                                                   ----------------
                          68,924                                                           68,924
                       =============                                                   ================

         The weighted average fair value per share of the 68,924 options issued under the Plan is $3.09 per share.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


15. SHAREHOLDERS' EQUITY (CONTINUED)

         Cancellation of shares
         ----------------------

         On July 24, 2005, the Company cancelled 152,000 shares owned by Shujun Liu, the chairman and the chief executive officer of the Company. These 152,000 restricted shares of the Company were issued to Shujun Liu as part of the consideration of 8,538,943 shares of restricted common stock issued to Shujun Liu conjunction with the acquisition of 100% interest of Harbin Three Happiness Bioengineering Co., Ltd. on December 18, 2001. The Company discovered and concluded that 152,000 shares were wrongly issued to Shujun Liu as part of the consideration for the transaction and therefore were cancelled on July 24, 2005. Shujun Liu agreed to the cancellation. The cancellation was recorded as an adjustment to stockholders' equity of the Company.

         Issuance of shares for redemption of warrants
         ---------------------------------------------

         On August 25, 2005, the Company issued 5,518 and 4,599 shares of restricted common stock of the Company to RADA Advisors Inc. and DSF Capital Inc., upon their cashless exercise of warrants. RADA Advisors Inc. and DSF Capital Inc. obtained their warrants in an equity line arrangement and a related investment agreement that was entered into by the Company on July 18, 2003.

         Issuance of shares for services
         -------------------------------

         During 2005, the Company issued 22,026 shares of restricted common stock to one of the Company's independent directors for his service in 2005 according to the agreement between the Company and independent director. The Company recorded expenses of $122,465 in connection with the issuance.

         In 2005, the Company also accrued general and administrative expenses of $141,043 for shares compensation in connection with the services rendered by two of the Company's independent directors for their services in 2005 according to the agreement between the Company and independent directors. However, the shares related to such services, which amounted to 30,011 shares, were not issued as of March 13, 2006.

16. ACQUISITION

         On May 1, 2005, the Company signed a legally-binding letter of intent ("Letter of Intent") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a leading Chinese distributor of pharmaceuticals. The Company plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government. As of the date of March 13, 2006, the Company has not enter into any definitive agreement with HQPL and the acquisition has not been completed.