Form 10-Q
period 2006-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2006-05-12
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

[  ]        Transition report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the transition period from _________ to _________

                           Commission File No. 0-29785

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X    No
                                                                -----      -----

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer        Accelerated filer      Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date is stated below:

Title of each class of Common Stock             Outstanding as of March 31, 2006
-----------------------------------             --------------------------------
Preferred Stock, $0.001 par value                           1,000,000
Common Stock, $0.001 par value                             62,635,788

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I -      FINANCIAL INFORMATION............................................3
    ITEM 1 -    FINANCIAL STATEMENTS...........................................3
    ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................16
    ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....28
    ITEM 4 -    CONTROLS AND PROCEDURES.......................................28

PART II -     OTHER INFORMATION...............................................29
    ITEM 1 -    LEGAL PROCEEDINGS.............................................29
    ITEM 2 -    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...29
    ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES...............................29
    ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........29
    ITEM 5 -    OTHER INFORMATION.............................................30
    ITEM 6 -    EXHIBITS......................................................30

PART I -...FINANCIAL INFORMATION

ITEM 1 -...FINANCIAL STATEMENTS

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                              MARCH 31,    DECEMBER 31,
                                                                2006          2005
                                                            ------------   ------------
                                                              UNAUDITED
CURRENT ASSETS
Cash and cash equivalents                                   $ 80,915,067   $ 57,532,049
Accounts receivable, net of reserve of $155,978 and
     $266,248 at March 31, 2006 and December 31, 2005,
     respectively                                              9,494,257      8,168,420
Inventories, net of $842,112 provision for obsolete
     inventories at March 31, 2006 and December 31, 2005,
     respectively                                              8,086,037      4,916,500
Advances to suppliers                                          1,264,680      3,494,320
Other receivables                                              5,285,138        102,611
Due from employees                                               661,947        409,159
Deferred consulting expenses                                     649,562        752,620
                                                            ------------   ------------
             Total Current Assets                            106,356,688     75,375,679

PLANT AND EQUIPMENT, NET                                      13,860,189     13,386,439
LAND USE RIGHTS, NET                                           7,935,607      7,925,763
CONSTRUCTION IN PROGRESS                                       1,331,196      1,655,349
DEFERRED TAX ASSETS                                              611,716        614,336
LICENSE, NET                                                     444,368        464,673
                                                            ------------   ------------

   TOTAL ASSETS                                             $130,539,764   $ 99,422,239
                                                            ============   ============

    See accompanying notes to the condensed consolidated financial statements





             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                             MARCH 31,    DECEMBER 31,
                                                               2006          2005
                                                           ------------   ------------
                                                            UNAUDITED
CURRENT LIABILITIES
Accounts payable                                           $  1,345,357   $  1,230,767
Other payables and accrued expenses                           1,980,818      1,604,096
Taxes payable                                                 1,520,216      1,485,872
Short-term bank loans                                         3,742,048      3,717,380
Customer deposits                                               354,141        355,975
Other liabilities                                               517,303        168,080
                                                           ------------   ------------
Total current liabilities                                     9,459,883      8,562,170

DEFERRED TAX LIABILITIES                                        259,518        232,505
OTHER LIABILITIES                                                20,285         23,018
                                                           ------------   ------------
TOTAL LIABILITIES                                             9,739,686      8,817,693
                                                           ------------   ------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; 1,000,000 shares issued and outstanding
   at March 31, 2006 and December 31, 2005, respectively          1,000          1,000
Common stock, $0.001 par value; 150,000,000 shares
   authorized; 62,635,788 and 57,109,188 shares issued
   and outstanding, respectively                                 62,636         57,109
Additional paid-in capital                                   84,505,239     59,491,393
Retained earnings (the restricted portion of retained
   earnings is $4,104,115 at March 31, 2006 and
   December 31, 2005, respectively)                          34,542,299     29,625,765
Accumulated other comprehensive income                        1,688,904      1,429,279
                                                           ------------   ------------
Total Shareholders' Equity                                  120,800,078     90,604,546
                                                           ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $130,539,764   $ 99,422,239
                                                           ============   ============

    See accompanying notes to the condensed consolidated financial statements





                     AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                           (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2006             2005
                                                           ------------    ------------


REVENUES                                                   $ 19,086,901    $  9,652,782
COST OF GOODS SOLD                                           (6,509,411)     (3,627,564)
                                                           ------------    ------------
GROSS PROFIT                                                 12,577,490       6,025,218
     Selling and marketing expenses                          (1,701,280)       (655,375)
     Advertising                                             (2,225,187)       (814,733)
     General and administrative expenses                     (1,880,964)     (1,225,393)
     Depreciation and amortization                             (386,947)       (304,982)
                                                           ------------    ------------

INCOME FROM OPERATIONS                                        6,383,112       3,024,735

INTEREST INCOME (EXPENSE), NET                                   81,661         (91,675)
OTHER EXPENSE, NET                                                 (988)             --
                                                           ------------    ------------
INCOME BEFORE INCOME TAXES                                    6,463,785       2,933,060

INCOME TAXES                                                 (1,547,251)       (749,871)
                                                           ------------    ------------

NET INCOME                                                    4,916,534       2,183,189
                                                           ------------    ------------

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain                               259,625              --
                                                           ------------    ------------
Other comprehensive income before tax                           259,625              --
Income tax expense related to other comprehensive income        (85,676)             --
                                                           ------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX                    173,949              --
                                                           ------------    ------------

COMPREHENSIVE INCOME                                       $  5,090,483    $  2,183,189
                                                           ============    ============

NET INCOME PER SHARE
     BASIC                                                 $       0.08    $       0.05
     DILUTED                                               $       0.08    $       0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     BASIC                                                   61,223,435      39,746,827
     DILUTED                                                 61,318,674      42,701,898


            See accompanying notes to the condensed consolidated financial statements




             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         2006           2005
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 4,916,534    $ 2,183,189
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                          386,947        304,982
  Loss on disposal of plant and equipment                    981             --
  Amortization of deferred consulting expenses           245,258        257,308
  Provision for doubtful accounts                       (113,675)            --
  Deferred taxes                                          29,632         16,534
  Common stock to be issued for services                  42,802             --
  Stock option compensation expense                       35,648             --

Changes in operating assets and liabilities:
(Increase) Decrease In:
  Accounts receivable                                 (1,212,162)      (140,017)
  Inventories                                         (3,169,537)    (2,066,505)
  Advances to suppliers                                2,250,972         41,655
  Other receivables                                       (7,152)        44,257

Increase (Decrease) In:
  Accounts payable                                       114,590        883,117
  Other payables and accrued expenses                    376,722         33,208
  Tax payable                                             34,346       (363,212)
  Customer deposits                                       (1,834)        74,601
                                                     -----------    -----------
  Net cash provided by operating activities            3,930,072      1,269,117
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Due from employees                                     (88,798)        (8,045)
  Purchases of construction in progress                 (218,261)      (366,770)
  Purchases of plant and equipment                      (190,443)       (24,897)
  Refundable payment to facilitate due diligence      (5,160,957)            --
                                                     -----------    -----------
  Net cash used in investing activities               (5,658,459)      (399,712)
                                                     -----------    -----------

    See accompanying notes to the condensed consolidated financial statements





             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                             2006             2005
                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of capital lease                                 (2,500)         (3,976)
   Cash proceeds from private placement, net               24,983,722
   Repayment to shareholders                                       --         (93,248)
                                                         ------------    ------------
   Net cash provided by (used in) financing activities     24,981,222         (97,224)
                                                         ------------    ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                 23,252,835         772,181

   Effect of exchange rate changes on cash                    130,183              --
   Cash and cash equivalents, beginning of year            57,532,049      11,404,149
                                                         ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 80,915,067    $ 12,176,330
----------------------------------------                 ============    ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                            $     67,638    $     34,526
                                                         ============    ============

Income taxes paid                                        $  1,446,216    $  1,096,545
                                                         ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

8,295 shares of common stock valued at $42,802 are to be issued for independent directors' services.

Assets of $517,650 were transferred from construction in progress to property, plant and equipment for the three months ended March 31, 2006.

Stock options granted in 2004 to purchase 19,393 shares of common stock for $32,000 of accrued compensation in 2003.


    See accompanying notes to the condensed consolidated financial statements


                                       7

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. See "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations" section below.

NOTE 3 - STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

prospective or two modified versions of a retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No.
123. The adoption of SFAS No. 123R is required in the first quarter of fiscal year 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis and the adoption had no effect for the first quarter of 2006.

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

Basic and diluted earnings per share are calculated as follows:

                                                       Three Months Ended March 31,
                                                           2006          2005
                                                        -----------   -----------
Earnings:
   Net income                                           $ 4,916,534   $ 2,183,189
                                                        -----------   -----------
Income applicable to common shareholders                $ 4,916,534   $ 2,183,189
                                                        ===========   ===========
Basic:
Income applicable to common shareholders                $ 4,916,534   $ 2,183,189
Weighted average shares outstanding during the period    61,223,435    39,746,827
                                                        -----------   -----------
   Basic earnings per share                             $      0.08   $      0.05
                                                        ===========   ===========
Diluted:
Income applicable to common shareholders                $ 4,916,534   $ 2,183,189
Weighted average shares outstanding during the period    61,223,435    39,746,827
Effect of dilutive securities:
   Stock options                                             41,719            --
   Warrants                                                  53,520     2,955,071
                                                        -----------   -----------
Diluted weighted common shares outstanding               61,318,674    42,701,898
                                                        ===========   ===========

   Diluted earnings per share                           $      0.08   $      0.05
                                                        ===========   ===========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at March 31, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People's Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

                                                         2006           2005
                                                      -----------    -----------
      Quarter end RMB : US$ exchange rate               8.0170          8.3
      Average quarterly RMB : US$ exchange rate         8.0436          8.3

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 - SHAREHOLDER'S EQUITY

A. Issuance of Restricted Common Stock In November 28, 2005 Private Placement
-----------------------------------------------------------------------------

On November 28, 2005, the Company entered into a stock purchase and warrant agreement, ("Purchase Agreement"), with thirty-one (31) accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units, each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant, at a purchase price of $4.80 per unit. The units were issued in two tranches. The first tranche consisted of 6,973,400 units issued on December 8, 2005. The second tranche consisted of 5,526,600 units issued on January 23, 2006, following the expiration of the waiting period under Rule 14c-2 of the Exchange Act and the amendment of our articles of incorporation.

The exercise price of the warrants issued to the investors is $6.50 per share. Pursuant to these warrants, the investors are entitled to purchase an aggregate of 3,750,000 shares of common stock. The warrants expire on December 8, 2008.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In consideration for their services, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company's common stock, of which 634,579 were issued in 2005 and 502,921 were issued in 2006, at an exercise price of $4.80 per share. These warrants expire on December 8, 2008. As of December 31, 2005, the Company had received net proceeds of $31,470,487 and issued 6,973,400 shares in connection with the first tranche of the November 28, 2005 private placement. On January 23, 2006, the Company received net proceeds of $24,938,722 and issued a total of 5,526,600 shares in connection with the second tranche of the private placement.

Pursuant to the Purchase Agreement that related to the Company's November 28, 2005 private placement, the Company issued 2,092,020 warrants in connection with the first tranche and 634,579 warrants to placement agents as of December 31, 2005. The exercise price of the warrants issued is $6.50 per share for investors and $4.80 per share for the placement agents. All the warrants will expire on December 8, 2008.

On January 23, 2006, the Company further issued 1,657,980 warrants in connection with the second tranche and 502,921 warrants to placement agents. These warrants contain the same terms as the warrants issued in the first tranche.

        The following tables summarize the movement of our two categories of outstanding warrants:


Investor Warrants                                        No. of Warrants   Exercise Price
-----------------                                        --------------------------------
Outstanding January 1, 2006 ..........................      2,092,020         $   6.50
      Granted during first quarter of 2006 ...........      1,657,980         $   6.50
      Exercised during first quarter of 2006 .........             --               --
      Cancelled during first quarter of 2006 .........             --               --
                                                         --------------------------------
Outstanding as of March 31, 2006 .....................      3,750,000         $   6.50
                                                         ================================

Placement Agent Warrants                                 No. of Warrants   Exercise Price
------------------------                                 --------------------------------
Outstanding January 1, 2006 ..........................        634,579         $   4.80
      Granted during first quarter of 2006 ...........        502,921         $   4.80
      Exercised during first quarter of 2006 .........             --               --
      Cancelled during first quarter of 2006 .........             --               --
                                                         --------------------------------
Outstanding as of March 31, 2006 .....................      1,137,500         $   4.80
                                                         ================================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

B. Stock Options
----------------

In March 2004, the Company's Board of Directors formally adopted a stock option plan (the "Plan"), which was considered by the directors in late 2003. That Plan provides for the grant of options to employees, officers, directors and consultants. The Plan is presently administered directly by the Company's board of directors. Subject to the provisions of the Plan, the Company's board of directors determines who receives stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of the exercise of the options and exercise prices, as well as any other pertinent terms of the options. The Company entered into employment agreements with four of the Company's executives, officers and directors in March 2004 effective October 1, 2003. Under the four employment agreements, the Company shall pay an aggregate of $32,000 of intrinsic value of stock options per quarter to four of the Company's officers and directors under the agreements. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00.

In June 2004, employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. At the quarter ended March 31, 2006, according to the employment agreements as amended, the Company granted a total of 10,127 stock options to four of the Company's officers and directors under the agreements.

        The following table summarizes the stock option activity:

                                                                Weighted Average
                                                     Activity    Exercise Price
                                                     ---------    -----------
Outstanding as of January 1, 2006 .................     68,924    $      2.00
      Granted during first quarter of 2006 ........     10,127    $      2.00
      Exercised during first quarter of 2006 ......         --             --
      Cancelled during first quarter of 2006 ......         --             --
                                                     ---------    -----------
Outstanding as of March 31, 2006 ..................     79,051    $      2.00
                                                     =========    ===========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The following table summarizes information about stock options outstanding as of March 31, 2006:

                               Options Outstanding                  Options Exercisable
                  ----------------------------------------------- ------------------------
                               Weighted        Weighted Average                Weighted
Range of Exercise  Number of   Average      Remaining Contractual Number of    Average
      Prices        Shares   Exercise Price    Life (in years)     Shares   Exercise Price
----------------- ---------- -------------- --------------------- --------- --------------

      $2.00          79,051      $2.00               3.73           79,051       $2.00
                  ----------                                      ---------
                     79,051                                         79,051
                  ==========                                      =========

        The weighted average fair value per share of the 79,051 options issued under the Plan is $3.15 per share.

C. Common Stock to be Issued for Services
-----------------------------------------

In the quarter ended March 31, 2006, the Company accrued general and administrative expenses of $42,802 for stock compensation in connection with the services rendered by three of the Company's independent directors. The 8,295 shares related to such services were not issued as of March 31, 2006. An aggregate number of 40,278 shares were to be issued to our independent directors as of March 31, 2006.

NOTE 8 - CONTINGENCY AND COMMITMENT

Capital Commitment
------------------

The Company entered into an unconditional purchase commitment during 2005 for construction of manufacturing facilities in Harbin, China. The Company disbursed $281,261 of construction costs during the first quarter of 2006 relating to this commitment. As of March 31, 2006, the future obligations of the Company under this commitment are as follows:

                2006                         $ 217,874
                Thereafter                          --
                                             ----------
                Total                        $ 217,874
                                             ==========

Purchase Commitment
-------------------

In 2005, the Company entered into an unconditional purchase commitment for raw materials and packing materials. The future obligations of the Company under this commitment are as follows:


                2006                         $    1,589,133
                Thereafter                               --
                                             ---------------
                Total                        $    1,589,133
                                             ---------------

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Consulting Agreement
--------------------

On April 25, 2006, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered and to be rendered in 2006. The agreement was originally entered into in December 2005 and amended in April 2006. According to the agreement, the Company pays to the consulting firm a $2,500 retainer per month, 30,000 shares of restricted common stock and an initial retainer of $10,000. The agreement also includes the payment of fees if certain investment banking services are provided. The Company recorded deferred consulting expenses of $142,200 in connection with the issuance of the 30,000 shares of restricted common stock, which will be amortized over a one-year service period. At March 31, 2006, the Company also accrued the retainers to be paid and recognized $35,500 in consulting expenses for the three months ended March 31, 2006.

NOTE 9 - REPORTING SEGMENTS


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

PBPs are composed of the leaves and roots of one or more plants and do not use synthetic chemicals. Each PBP has a certain medicinal function and treats one or more illnesses or symptoms of illnesses. Most of our PBPs are prescription-based and all PBPs require the approval of China's State Food and Drug Administration before they may be sold.

PBNs, also frequently referred to as "dietary supplements" or "nutritional supplements", are essentially prophylactic or preventive. PBNs are also composed of the leaves and roots of one or more plants. All PBNs are available over-the-counter, without a prescription and, in China, they require approval from only the local government before they may be sold.

For the three months ended March 31, 2006, and 2005, the Company's sales revenue from PBP products and PBN products are as follows:

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                             Three months ended March 31,
                                            ------------------------------
                Product                          2006             2005
                ----------------------      ---------------   ------------

                PBP products                $    12,180,157      6,005,099
                PBN products                      6,906,744      3,647,683

                                            ---------------   ------------
                TOTAL                       $    19,086,901      9,652,782
                                            ===============   ============
NOTE 10 -  LETTER OF INTENT


On May 1, 2005, the Company signed a legally-binding letter of intent ("Letter of Intent") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a Chinese distributor of pharmaceuticals. The Company plans to use $4 million to acquire approximately $4.5 million (unaudited) worth of HQPL's net assets, a HQPL pharmaceutical wholesale and retail network that covers the entire country of China, a HQPL pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which was GSP certified as well as certified by the Chinese government. As of the date of the filing of this Form 10-Q, the Company has not entered into any definitive agreement with HQPL and the acquisition has not been completed.

NOTE 11 -  SUBSEQUENT EVENTS

On April 18, 2006, the Company announced that it had acquired Guangxi Lingfeng Pharmaceutical Company Limited (GLP), a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines. That transaction was a triangular merger with Yield Chance Investments, Inc., a British Virgin Island corporation. Yield Chance Investments, Inc. is an inactive company. GLP, based in Hezhou City, Guangxi, China, was founded in 1975 and over the past thirty yearshas developed a product portfolio for the treatment of digestive and respiratory system illnesses and in the areas of pediatrics and gynecopathy.

Pursuant to the acquisition agreement, in consideration for all the outstanding capital stock of GLP, the sole stockholder of GLP is entitled to receive from us an aggregate purchase price equal to 2.5 times GLP's total revenues for 2005. Payment consists of 1.2 million shares of the Company's common stock, or approximately 1.9% of the Company's common stock outstanding prior to the transaction, and cash in the aggregate amount of approximately $20 million. The Company will pay

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the cash component of the purchase price, with the exception of $2.5 million to be retained by the Company pending the completion of an audit of GLP's financial statements for 2005. To the extent GLP's audited revenues for 2005 are less than $10 million, there will be a reduction in the cash component of the purchase price, in an amount to be agreed upon by the Company and GLP at such time. Any reduction in the cash component of the purchase price will be deducted from the $2.5 million retained amount prior to releasing it upon conclusion of the audit. On January 3, 2006, the Company paid $5,160,957 to GLP as a refundable payment to facilitate the due diligence process with this potential acquisition. This amount is included in Other Receivables in the Condensed Consolidated Balance Sheet as of March 31, 2006.

The following unaudited pro forma combined condensed statement of income for the three months ended March 31, 2006 was prepared with the financial statements of GLP under Chinese Generally Accepted Accounting Principles and as if the acquisition had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

                                                              Pro Forma Combined
                                                                 (Unaudited)
                                                              ------------------
                REVENUES                                      $      21,897,052

                GROSS PROFIT                                  $      14,375,078

                INCOME FROM OPERATIONS                        $       7,417,935

                NET INCOME                                    $       5,752,412

                NET INCOME PER SHARE
                      BASIC                                   $            0.09
                      DILUTED                                 $            0.09


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and (2) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005. Readers should carefully review the risk factors disclosed in Form 10-KSB for the year ended December 31, 2005 and other documents filed by the Company with the SEC.

As used in this report, the terms "Company", "we", "our", "us" and "AOBO" refer to American Oriental Bioengineering, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AOBO believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our annual report for 2005 filed with the SEC on form 10-KSB.

         ESTIMATES AFFECTING ACCOUNTS RECEIVABLE AND INVENTORIES

         The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company's accounts receivable and inventories.

         At March 31, 2006, the Company provided a $155,978 reserve against accounts receivable pertaining to the operations of its subsidiary Heilongjiang Songhuajiang Pharmaceutical Limited (HSPL). Management's estimation of the appropriate reserve on accounts receivable at March 31, 2006 was based on the aged nature of some of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

         At March 31, 2006, the Company provided an allowance against its inventories amounting to $842,112, of which $107,364 was provided against the inventories of its subsidiary Harbin Bioengineering and $734,748 was provided against the inventories of HSPL. Management's estimation that this allowance is needed is based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

         While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

         POLICY AFFECTING RECOGNITION OF REVENUE

         Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

              1.   Persuasive evidence of an arrangement exists;
              2.   Delivery has occurred or services have been rendered;
              3.   The seller's price to the buyer is fixed or determinable; and
              4.   Collectibility is reasonably assured.

         The majority of the Company's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

         In August 2005, we established a subsidiary in Hong Kong with a specialty store to sell some of our products. Our subsidiary in Hong Kong also sells certain products to certain customers on consignment. We record revenue from consignment transactions when the consignee sells the product to the end user.

REPORTING CHANGE
----------------

         Effective September 1, 2005, the Company is no longer eligible to file reports with the SEC as a small business reporter on Form 10-QSB under Regulation S-B but is subject to the reporting requirements of Form 10-Q under Regulation S-K.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE
------------------------------------------------------------------------------
MONTHS ENDED MARCH 31, 2005
---------------------------

         The following table sets forth selected statement of income data as a percentage of revenues for the years indicated.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2006          2005
                                                         ---------     ---------
         Revenues                                         100.00%       100.00%
         Cost of Goods Sold                                34.10%        37.58%
         Gross Profit                                      65.90%        62.42%
         Selling and Distribution Expenses                  8.91%         6.79%
         Advertising                                       11.66%         8.44%
         General and Administrative Expenses                9.85%        12.69%
         Depreciation and Amortization                      2.03%         3.16%
         Interest Income (Expenses), Net                    0.43%        -0.95%
         Income Taxes                                       8.11%         7.77%
         Net Income                                        25.76%        22.62%


Revenues, Cost of Goods Sold and Gross Profit
---------------------------------------------

         Revenues for the three months ended March 31, 2006 were $19,086,901, an increase of $9,434,119 from $9,652,782 for the three months ended March 31, 2005. The increases in sales of our two main categories of products were as follows:


                                  Three months ended March 31,        Increase /
Product                             2006              2005           (Decrease)
---------------------------      -----------       -----------       -----------
PBP products                     $12,180,157         6,005,099         6,175,058
PBN products                       6,906,744         3,647,683         3,259,061
                                 -----------       -----------       -----------
TOTAL                            $19,086,901         9,652,782         9,434,119
                                 ===========       ===========       ===========

         In the first quarter of 2006, the sales of our Plant Based Pharmaceutical (PBP) products increased by $6,175,058, or 103%, as compared to the same period of 2005. This was mainly due to an increase in our sales of the Cease Enuresis Soft Gel by 144% from $1,696,749 in the first quarter of 2005 to $4,132,647 in the same period of 2006. The increase in sales of this product was due primarily to our continuous marketing efforts on the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market. The sales of our Shuanghuanglian Injection Powder increased from $2,742,788 in the three months ended March 31, 2005 to $5,530,654 in the corresponding period of 2006, or 102%. This increase is due to the full integration of HSPL into our company, including full access to our sales channels, since the first quarter of 2005, when HSPL was a newly acquired subsidiary, as well as our continuous marketing efforts since that time. Sales revenue from our UrinStopper Patch, a new product in 2005, also increased from $326,147 in the first quarter of 2005 to $680,180 in the same quarter of 2006, or 109%. This was attributable to improved recognition of our new product supported by our marketing campaigns. Sales revenues from other PBP products in the same period also increased by $597,262, or 48%, due primarily to the increased sales of our Double Ginseng Yishen Grain product.The sales revenue from our Plant Based Neutracentral (PBN) products increased to $6,906,744 in the first quarter of 2006 from $3,647,683 in the same period of 2005, representing a growth of 89%. During the first quarter of 2006, sales of our Protein Peptide series of products increased by 123%, from $2,511,668 in the three months ended March 31, 2005 to $5,610,492 in the same period of 2006. This increase was mainly attributable to increased sales of two products, peptide coffee and peptide tablets, of $348,358 and $2,721,150, respectively, in the quarter ended March 31, 2006 as compared to the same quarter 2005. Sales of our Compound Bio-functional beverage series decreased from $758,203 in the first quarter of 2005 to $576,588 in the same quarter 2006, representing an decrease of 24%. Management believes that this decrease resulted from reduced marketing efforts made for this product during the period. Other PBN products recorded an increase in sales from $377,812 in the first quarter of 2005 to $719,664 in the same period of 2006, or an increase of 90% due primarily to increased sales of our Vitalmate nutritional oral liquid product.

         Cost of goods sold for the quarter ended March 31, 2006 were $6,509,411, an increase of $2,881,847 from $3,627,564 for the same period 2005.
The increases by product categories were as follows:

                                  Three months ended March 31,        Increase /
       Product                       2006              2005           (Decrease)
       ---------------------      ----------        ----------        ----------
       PBP products               $4,197,859         2,337,904         1,859,955
       PBN products                2,311,552         1,289,660         1,021,892
                                  ----------        ----------        ----------
       TOTAL                      $6,509,411         3,627,564         2,881,847
                                  ==========        ==========        ==========

         The cost of goods sold as to PBP products increased by $1,859,955, or 80%, in the three months ended March 31, 2006 compared to the same quarter of 2005. This increase resulted from our increase in sales (reflected in a 103% increase in sales revenue) from our PBP products in the first quarter of 2006 compared to the first quarter of 2005, described above.

         The cost of goods sold as to PBN products increased by $1,021,892, or 79%, in the first quarter of 2006 compared to the same period of 2005. This increase resulted from our increase in sales (reflected in an 89% increase in sales revenue) of our PBN products in the first quarter of 2006 compared to the first quarter of 2005, described above.

         Our overall gross profit margin increased from 62.4% in the quarter ended March 31, 2005 to 65.9% in the same period of 2006. This was mainly due to the improved gross profit margin of HSPL from 54.6% in the first quarter of 2005 to 61.2% in the same period of 2006. The improved gross profit margin of HSPL was due primarily to improved operational efficiency after one year of integration of HSPL.

Selling and Distribution Expenses
---------------------------------

         Selling and distribution expenses, including marketing expenses, increased from $655,375 in the three months ended March 31, 2005 to $1,701,280 in the same quarter of 2006, representing a 160% increase. The details of our sales and distribution expenses were as follows:

                                           3 Months ended March 31,
                                                                      Increase/
                                              2006          2005      (Decrease)
                                           -----------    ---------   ----------
         Payroll                           $   194,292      183,864       6%
         Transportation                        434,731      198,698     119%
         Promotional materials and fees        346,683       94,090     268%
         Offices and sundries                  143,234       67,172     113%
         AOBO Hong Kong marketing               23,638        2,923     709%
         AOBO US marketing                           0           53    (100%)
         Other                                 558,702      108,575     415%
                                           -----------    ---------
               TOTAL                       $ 1,701,280      655,375     160%
                                           ===========    =========

         Our increase in selling and distribution expenses in the quarter ended March 31,2006 against the same quarter of 2005 was as a result of increased selling and distribution expenses in our AOBO Hong Kong, Harbin Bioengineering and HSPL operations.

         AOBO HONG KONG OPERATIONS

         In the first quarter of 2006, our sales and distribution expenses for AOBO Hong Kong increased by 709%. This was because AOBO Hong Kong opened a specialty store in August 2005, and introduced products into many chain stores owned by chain pharmacies. To support the sales of these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities during the first quarter of 2006; we engaged in no such activities in the first quarter of 2005.

         HARBIN BIOENGINEERING AND HSPL OPERATIONS

         The details of our sales and distribution expenses incurred in Harbin Bioengineering and HSPL are as follows:

                                            Three Months ended March 31,
                                            ------------------------------------
                                                                      Increase/
         PAYROLL                               2006         2005      (Decrease)
                                            ----------    ---------   ----------
             Harbin Bioengineering          $  176,737      168,453      5%
             HSPL                               17,555       15,412     14%
                                            ----------    ---------
         TOTAL                              $  194,292      183,865      6%
                                            ==========    =========

         In the quarter ended March 31,2006, our payroll expenses for Harbin Bioengineering increased by 5%. Payroll expenses for HSPL increased by 14% compared with the same quarter of 2005 due to an increase in the number of employees working in marketing and distribution from 110 in the first quarter of 2005 to 152 in the same period of 2006.

Transportation, Promotional and Office Expenses
-----------------------------------------------

         The details of our transportation, promotional and office expenses incurred in Harbin Bioengineering and HSPL are as follows:

                                          Three Months ended March 31,
                                                                      Increase/
                                                2006         2005     (Decrease)
                                            ------------  ---------
         Transportation
               Harbin Bioengineering         $    177,051    181,576        (2%)
               HSPL                               257,680     17,122      1405%
         Promotional materials and fees
               Harbin Bioengineering              346,683     94,090       268%
               HSPL                                     0          0         0%
         Offices and sundries
               Harbin Bioengineering                8,775     64,419       (86%)
               HSPL                               134,459      2,753      4784%

         Other
               Harbin Bioengineering              424,808     67,883       526%
               HSPL                               133,894     40,691       229%
                                             ------------  ---------
         TOTAL non payroll                   $  1,483,350    468,534       217%
                                             ============  =========

         Transportation expenses for Harbin Bioengineering decreased by 2% in the first quarter of 2006 against the same period of 2005. This was a result of improved efficiency in our delivery system. However, transportation expenses for HSPL increased by 1,405%. This increase resulted primarily from the growth in sales reflected in the increase in our sales revenue.

         Harbin Bioengineering increased its promotional materials and fees expenses by 268% in the quarter ended March 31, 2006 compared to the same quarter of 2005. This increase represented increased spending in marketing communications to increase market awareness of our brand and products. The increase in percentage terms occurred as revenues grew at a faster rate than expenses.

         Harbin Bioengineering reduced its offices and sundries expenses by 86% in 2005 compared to 2004. This was because in 2005 our spending on office sundries covered a portion of our requirements in 2006 and as a result, our spending in the first quarter of 2006 was reduced as compared to the same quarter of 2005. HSPL, however, increased its expenses in office sundries by 4,784% in the first quarter of 2006 as compared to the same period of 2005. The increase resulted primarily from the cost related to continued development and implementation of HSPL's branding and marketing campaigns.

         As a result of the increase in selling and distribution expenses in HSPL, our overall selling and distribution expenses increased by 217% in the first quarter of 2006 as compared to the same quarter of 2005.

Advertising Expenses
--------------------

         Advertising expenses increased by $1,410,454, from $814,733 in the first quarter of 2005 to $2,225,187 in the same quarter of 2006. The increase in advertising expenses resulted from an increase in advertising and promotional efforts in the first quarter of 2006 to promote the Company's Shuanghuanlian Injection powder and Protein Peptide product series as well as our new products the Urinstopper Capsule and UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the first quarter of 2006 compared to the first quarter of 2005.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased from $1,225,393 in the first quarter of 2005 to $1,880,964 in the same quarter this year, or a 53% increase. The details of general and administrative expenses were as follows:

                                                     Three Months ended March 31,
                                                                                   Increase/
                                                         2006           2005       (Decrease)
                                                     ------------   ------------  -----------

               Payroll                               $    277,836        202,364         37%
               Directors' remuneration                    114,250         91,750         25%
               Stock compensation - directors              78,450              0        100%
               Stock compensation - consultants           245,258        257,308         (5%)
               Office rental                               93,669         11,177        738%
               Professional fees                          480,143        235,759        104%
               Office sundries                            146,634         61,428        139%
               Transportation                               4,287            594        622%
               Vehicles                                    21,701         49,445        (56%)
               Utilities                                   57,433         38,317         50%
               Research                                   172,895         95,594         81%
               Entertainment                               69,505         40,537         71%
               Recovery of bad debts                     (115,082)            --       (100%)
               Miscellaneous                              233,985        141,120         66%
                                                     ------------   ------------
         TOTAL                                       $  1,880,964      1,225,393         53%
                                                     ============   ============

         Our increase in general and administrative expenses in the quarter ended March 31, 2006 against the same quarter of 2005 was as a result of increased general and administrative expenses in our AOBO US, AOBO Hong Kong, Harbin Bioengineering and HSPL operations, as described below.

           AOBO US AND AOBO HONG KONG OPERATIONS

         For the quarter ended March 31, 2006, the details of our general and administrative expenses incurred in the AOBO US and AOBO Hong Kong offices were as follows:

                                                      Three Months ended March 31,
                                                                                  Increase/
                                                         2006         2005       (Decrease)
                                                      ----------   --------

         AOBO Hong Kong                               $
               Payroll                                    46,587     39,423          18%
               Office rental                              64,577      3,677        1656%
               Professional fees                          20,033      1,077        1760%
               Office sundries                             4,366      3,355          30%
               Other                                      18,899     13,253          43%
                                                      ----------   --------
               TOTAL AOBO Hong Kong                   $  154,462     60,785         154%
                                                      ==========   ========





         AOBO US
               Payroll                                $   42,000     19,000         121%
               Directors remuneration                    114,250     91,750          25%
               Stock compensation - directors             78,450         --         100%
               Stock compensation - consultants          245,258    257,308          (5%)
               Office rental                              29,092      7,500         288%
               Professional fees                         460,110    234,682          96%
               Office sundries                               505        183         176%
               Other                                      24,539     13,345          84%
                                                      ----------   --------
               TOTAL AOBO US                          $  994,204    623,768          59%
                                                      ==========   ========

         For the quarter ended March 31, 2006, general and administrative expenses incurred in the AOBO Hong Kong office increased by 154% as compared to the same quarter of 2005. The increase resulted primarily from additional personnel and facility expenses as well as fees paid for professional services related to our growth.

         For the quarter ended March 31, 2006, general and administrative expenses incurred in the AOBO US office increased by 59% as compared to the same period last year. In the second half of 2005, we increased the number of employees in AOB US from three to five, and we increased the number of offices occupied by AOBO US from one to two. As a result, there were increases in expenses in the payroll, office rental, office sundries and other expense categories in the first three months of 2006 as compared to the same period of 2005. Director remuneration increased by 25% as a result of the appointment of a new independent director in the second quarter of 2005, and stock-based compensation for directors was also initiated during that time. Stock-based compensation for consultants, however, decreased by 5% because some of the expenses for consultants were fully amortized earlier and as a result, such expenses did not recur in the first quarter of 2006. Professional fees for the first quarter of 2006 increased by 96% as compared to the same quarter of 2005 as a result of an increase in our use of audit and consultancy services in connection with the listing of our stock on the American Stock Exchange and a $60.0 million private placement in December 2005.

         HARBIN BIOENGINEERING AND HSPL OPERATIONS

         For the quarter ended March 31,2006, the details of our general and administrative expenses incurred in Harbin Bioengineering and HSPL were as follows:

                                          Three Months ended March 31,
                                                                       Increase/
                                               2006         2005      (Decrease)
                                            ----------   ----------   ----------
         Payroll
               Harbin Bioengineering        $  127,771   $  110,560       16%
               HSPL                             61,478       33,381       84%
                                            ----------   ----------   ----------
         Payroll Total                      $  189,249   $  143,941       31%
                                            ==========   ==========   ==========
         Non-Payroll
            Research
                  Harbin Bioengineering     $  171,154       92,757       85%
                  HSPL                           1,741        2,837      (39%)
                                            ----------   ----------
            Research Total                  $  172,895       95,594       81%
                                            ==========   ==========   ==========

            Office sundries
                  Harbin Bioengineering     $  100,370       56,691       77%
                  HSPL                          41,393        1,199     3354%
                                            ----------   ----------
            Office Sundries Total           $  141,763       57,890      145%
                                            ==========   ==========   ==========
            Recovery of bad debts
                  Harbin Bioengineering     $       --   $       --       --
                  HSPL                        (115,082)          --     (100%)
                                            ----------   ----------   ----------
            Recovery of bad debts Total     $ (115,082)  $       --     (100%)
                                            ==========   ==========   ==========
            Other
                  Harbin Bioengineering     $  299,832      213,012       41%
                  HSPL                          43,641       30,403       44%
                                            ----------   ----------   ----------
            Other Total                     $  343,473      243,415       41%
                                            ==========   ==========   ==========

         In the first quarter of 2006, payroll expenses at Harbin Bioengineering increased by 16% compared with the first quarter of 2005, as a result of an increased number of employees. Our payroll expenses in HSPL increased by 84% during that time, due to the additional employees and an increase in average salaries in HSPL.

         In the quarter ended March 31, 2006, research expenses at Harbin Bioengineering increased by 85% compared with the first quarter of 2005, reflecting the devotion of additional resources to research on new product development. In the same period, research expenses at HSPL decreased by 39%, mainly because its major product, Shuanghuanglian Injection Powder, was already a mature product, which did not require further investment in research.

         In the first quarter of 2006, expenses for office sundries at Harbin Bioengineering increased by 77% compared with the first quarter of 2005, as a result of increased general and administrative activities to support our sales growth. In the same period, expenses for office sundries at HSPL increased by $40,194, or 3,354%. This increase is due to the fact that during the first quarter of 2005, expenses for office sundries at HSPL were especially low because HSPL was then a newly-acquired subsidiary in the process of becoming integrated into our Company. The increased expenses for the first quarter of 2006 reflect HSPL's operation as a fully-integrated part of the Company.

         In 2005, HSPL established a provision for bad debts in the amount of $266,248, based on the age of some of its accounts receivable. During the first quarter of 2006, many of these aged accounts receivable were recovered. Based on this recovery, management has reassessed the bad debt provision and decided to reduce the amount by $115,082. As of March 31, 2006, the provision for bad debts was $155,978.

         Other expenses at Harbin Bioengineering increased by 41% in the first quarter of 2006 compared with the first quarter of 2005. This increase was due to increases in traveling expenses and utility expenses by 253% and 50%, respectively, as a result of increase in business activities, and an increase in entertainment expenses by 71% to support our rapid growth. These increases were partially offset by a decrease in miscellaneous other expenses of 6% during the period, due to tighter control on those expenses.

         Other expenses at HSPL increased by 44% in the first quarter of 2006 compared with the first quarter of 2005. The increase was primarily due to increased general and administrative activities in HSPL.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization of plant and equipment increased $81,965, or 27%, in the quarter ended March 31, 2006 compared to the same quarter of 2005. The increase was mainly due to the increase in the assets of Harbin Bioengineering as a result of the transfer onto its books of $517,650 worth of assets relating to construction in progress for a protein peptide manufacturing facility in Harbin, China.

Income Taxes
------------

         Income tax expense for the quarter ended March 31, 2006 was $1,547,251 as compared to $749,871 for the quarter ended March 31, 2005. The increase was due to the increase in pre-tax income of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB Hong Kong and AOB US operations.

         During the first quarter of 2006, income tax was provided for at 15% of pre-tax income for Harbin Bioengineering and 33% of pre-tax income for HSPL under applicable Chinese law. The Company's effective tax rate during that period was 25%, reflecting the fact that some operating expenses incurred by the Company itself, as well as by AOB HK and AOB US, were not eligible for favorable tax treatment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

         Our cash balance at March 31, 2006, was $80,915,067, representing an increase of $23,383,018, or 40.6%, compared with our cash balance of $57,532,049 at December 31, 2005. The increase was mainly attributable to the receipt of the second tranche of our private placement funding with net proceeds of $24,983,722. By way of comparison, our cash balance at March 31, 2005, was $12,176,330, representing an increase of 6.8% compared with our cash balance of $11,404,149 at December 31, 2004.

         Cash flow from operations during the first quarter of 2006 amounted to $3,930,072, representing an increase of approximately 210% compared with cash flow from operations of $1,269,117 in the first quarter of 2005. The increased cash flow was due primarily to the increase of our net income by 125%, to $4,916,534 in the first quarter of 2006, compared with net income of $2,183,189 in the first quarter of 2005. The increased cash flow was also due in part to an increase in accounts payable and other payables by $491,312 during the first quarter of 2006, due to the expansion in our scale of operations during the period. These increases were partly offset by an increase in our accounts receivable of $1,212,162 and an increase in our inventories of $3,169,537 during the first quarter of 2006, both of which increases resulting from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital. Our cash flow used in investing activities amounted to $5,658,459 in the first quarter of 2006. During that period, we used $5,160,957 as refundable payment to Guangxi Lingfeng Pharmaceutical Ltd. (GLP) to facilitate the due diligence process. On April 18,

2006, we announced the closing of this acquisition. During the first quarter of 2006, we also used $218,261 for the construction of new protein peptide facilities, which are expected to be completed in mid 2006. Compared to the first quarter of 2005, our cash flow used in investing activities increased by $5,258,747, which resulted primarily from the refundable payment

         Our cash flow from financing activities amounted to $24,981,222 in the first quarter of 2006. We entered into a $60 million private placement in 2005 and the private placement was divided into two tranches. The first tranche was completed on December 8, 2005 and the second tranche was completed on January 23, 2006. Net cash proceeds of $31,470,487 were received from the first tranche of the private placement. On January 23, 2006, we received net proceeds of $24,938,722 in connection with the second tranche of the private placement.

Working Capital
---------------

         Our working capital increased by $30,083,296 to $96,896,805 at March 31, 2006, as compared to $66,813,509 at December 31, 2005, primarily due to our increase in cash of $23,383,018, accounts receivable of $1,325,837 and inventories of $3,169,537, and partly offset by a decrease of $2,229,640 in advances to suppliers. The increases in accounts receivable and inventories were primarily due to our increased production capacity and volume of sales. The decrease in advances to suppliers was due primarily to the fact that many of our contracts with suppliers reached the end of their term during the first quarter of 2006.

         We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of March 31, 2006, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         We believe that the implementation of this new pronouncement will not have any effect on our 2006 consolidated financial statements.

ISSUANCE OF COMMON STOCK
------------------------

         See PART II Item 2 for issuance of common stock for the quarter ended March 31, 2006.

INFLATION
---------

         Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS
------------------------------

         All of the Company's revenues and a majority of its expenses in the quarter ended March 31, 2006 were denominated in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 8.0436 to
1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $1,688,904 during the first quarter of 2006. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 4 - CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of Chinese auditing standards and applicable U.S. rules. The Company has an audit group, which consists of the Chief Executive Officer, Chief Financial Officer, one member of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission. The audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, or any of our subsidiaries, or against our Company's or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2005, the Company had received net proceeds of $31,470,487 and issued 6,973,400 shares in connection with the first tranche of the November 28, 2005 private placement discussed in Note 7 to our condensed consolidated financial statements above. On January 23, 2006, the Company received net proceeds of $24,938,722 and issued a total of 5,526,600 shares in connection with the second tranche of the private placement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A preliminary and a definitive information statement pursuant to
Section 14C of the Securities Exchange Act of 1934, as amended, were filed with the SEC on December 7, 2005 and December 30, 2005, respectively. The information statements disclosed the written consent of the holders of 51.6% of our outstanding voting stock, in lieu of a meeting of stockholders, to approve an amendment to our Articles of Incorporation (1) increasing the number of authorized shares of common stock from 60,000,000 to 150,000,000 shares and (2) authorizing the issuance in a private placement transaction, at below market price, of a number of shares of our common stock greater than 19.99% of the total number of our then-outstanding shares of common stock. The private placement was completed on January 23, 2006.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

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



AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 12, 2006



/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: May 12, 2006