Form 10-Q
period 2006-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2006-08-14
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes [X]     No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer       Accelerated filer        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date is stated below:

Title of each class of Common Stock              Outstanding as of June 30, 2006
Preferred Stock, $0.001 par value                            1,000,000
Common Stock, $0.001 par value                              62,665,788

                                TABLE OF CONTENTS


                                                                            PAGE

PART I -    FINANCIAL INFORMATION............................................3
   ITEM 1 - FINANCIAL STATEMENTS.............................................3
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................18
   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......35
   ITEM 4 - CONTROLS AND PROCEDURES.........................................35

PART II -   OTHER INFORMATION...............................................36
   ITEM 1 - LEGAL PROCEEDINGS...............................................36
   ITEM 1A -RISK FACTORS....................................................36
   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....36
   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................36
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............36
   ITEM 5 - OTHER INFORMATION...............................................37
   ITEM 6 - EXHIBITS........................................................38

PART I -    FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS

                      AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                              ------

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2006             2005
                                                                    ------------     ------------
                                                                     UNAUDITED
CURRENT ASSETS
   Cash and cash equivalents                                        $ 70,342,537     $ 57,532,049
   Accounts receivable, net of reserve of $216,891 and $266,248
     at June 30, 2006 and December 31, 2005, respectively              8,702,038        8,168,420
   Inventories, net of $860,838 and $842,112  provision for
     obsolete inventories at June 30, 2006 and December 31,
     2005, respectively                                               10,373,263        4,916,500
   Advances to suppliers                                               2,690,070        3,494,320
   Other receivables                                                   1,079,105          102,611
   Marketable securities                                                   3,593                -
   Due from employees                                                    954,724          409,159
   Deferred consulting expenses                                          404,300          752,620
                                                                    ------------     ------------
             Total Current Assets                                     94,549,630       75,375,679

PLANT AND EQUIPMENT, NET                                              23,280,626       13,386,439
LAND USE RIGHTS, NET                                                  32,546,914        7,925,763
CONSTRUCTION IN PROGRESS                                               1,724,613        1,655,349
DEFERRED TAX ASSETS                                                    1,677,565          614,336
LICENSE, NET                                                             422,107          464,673
GOODWILL                                                               2,197,553                -
LONG TERM INVESTMENT AND ADVANCE                                         204,182                -
                                                                    ------------     ------------

   TOTAL ASSETS                                                     $156,603,190     $ 99,422,239
                                                                    ============     ============

    See accompanying notes to the condensed consolidated financial statements




             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

                                                      JUNE 30,       DECEMBER 31,
                                                        2006            2005
                                                    ------------     ------------
                                                     UNAUDITED
CURRENT LIABILITIES
Accounts payable                                    $  2,369,356     $  1,230,767
Other payables and accrued expenses                    2,652,475        1,604,096
Taxes payable                                          1,389,134        1,485,872
Short-term bank loans                                  7,504,127        3,717,380
Current portion of long-term bank loans                  625,344                -
Customer deposits                                      1,668,602          355,975
Notes payable                                            370,940                -
Stock to be issued                                     5,868,642          141,044
Other liabilities                                        900,967           27,036
                                                    ------------     ------------
      Total current liabilities                       23,349,587        8,562,170

LONG-TERM BANK LOANS                                   1,375,757                -
DEFERRED TAX LIABILITIES                               4,698,332          232,505
OTHER LIABILITIES                                         16,098           23,018
                                                    ------------     ------------
TOTAL LIABILITIES                                     29,439,774        8,817,693
                                                    ------------     ------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000
   shares authorized; 1,000,000 shares
   issued and outstanding at June 30, 2006 and
   December 31, 2005, respectively                         1,000            1,000
Common stock, $0.001 par value; 150,000,000
   shares authorized;
   62,665,788 and 57,109,188 shares issued
   and outstanding, at June
   30, 2006 and December 31, 2005, respectively           62,666           57,109
Additional paid-in capital                            84,673,795       59,491,393
Retained earnings (the restricted portion of
   retained earnings is $4,104,115 at
   June 30, 2006 and December 31, 2005)               40,357,292       29,625,765
Accumulated other comprehensive income                 2,068,663        1,429,279
                                                    ------------     ------------
Total Shareholders' Equity                           127,163,416       90,604,546
                                                    ------------     ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $156,603,190     $ 99,422,239
                                                    ============     ============

    See accompanying notes to the condensed consolidated financial statements




                               AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                                                 COMPREHENSIVE INCOME
                                                     (UNAUDITED)


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      2006               2005             2006              2005
                                                  ------------      ------------      ------------      ------------
REVENUES                                          $ 22,761,882      $ 11,902,470      $ 41,808,826      $ 21,555,252

COST OF GOODS SOLD                                   7,678,437         4,188,755        14,173,998         7,816,319
                                                  ------------      ------------      ------------      ------------
GROSS PROFIT                                        15,083,445         7,713,715        27,634,828        13,738,933

Selling and marketing                                1,956,629           550,446         3,655,169         1,205,821
Advertising                                          3,001,974           589,350         5,222,067         1,404,084
General and administrative                           2,437,645         1,803,799         4,316,287         3,029,193
Depreciation and amortization                          681,355           303,946         1,067,548           608,927
                                                  ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                               7,005,842         4,466,174        13,373,757         7,490,908

INTEREST INCOME (EXPENSE), NET                         361,951           (65,401)          443,514          (157,075)
OTHER INCOME, NET                                       10,136             7,277             9,144             7,277
                                                  ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                           7,377,929         4,393,496        13,826,415         7,326,556

INCOME TAXES                                         1,550,708         1,037,779         3,094,888         1,787,646
                                                  ------------      ------------      ------------      ------------

NET INCOME                                           5,827,221         3,355,717        10,731,527         5,538,910
                                                  ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain                      378,670                 -           638,295                 -
Unrealized gain on marketable security                   1,089                 -             1,089                 -
                                                  ------------      ------------      ------------      ------------
Other comprehensive income before tax                  379,759                             639,384
Income tax expense related to other
    comprehensive income                              (125,320)                -          (210,997)                -
                                                  ------------      ------------      ------------      ------------

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX           254,439                 -           428,387                 -
                                                  ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME                              $  6,081,660      $  3,355,717      $ 11,159,914      $  5,538,910
                                                  ============      ============      ============      ============

NET INCOME PER SHARE
     BASIC                                        $       0.09      $       0.08      $       0.17      $       0.14
     DILUTED                                      $       0.09      $       0.08      $       0.17      $       0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     BASIC                                          62,657,876        39,927,624        61,944,618        39,837,225
     DILUTED                                        62,795,439        42,506,207        62,060,700        42,447,551

                      See accompanying notes to the condensed consolidated financial statements




                          AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------------
                                                                                2006              2005
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 10,731,527      $  5,538,910
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                1,067,548           608,927
  Loss on disposal of plant and equipment                                          1,131                 -
  Amortization of deferred consulting expenses                                   490,520           514,616
  Provision for doubtful accounts                                                (77,401)          562,620
  Provision for obsolete inventories                                             (78,990)                -
  Deferred taxes                                                                  22,077          (218,914)
  Common stock to be issued for services                                          87,598                 -
  Stock option compensation expense                                               70,802                 -
  Share of income from affiliated company                                         (5,315)                -

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
  Accounts receivable                                                           (241,073)       (1,624,133)
  Inventories                                                                 (2,933,276)       (3,612,136)
  Advances to suppliers                                                        1,172,463            45,758
  Other receivables                                                              153,022           142,570
  Due from employees and other assets                                           (328,563)          (22,458)
Increase (Decrease) In:
  Accounts payable                                                            (1,152,229)          236,524
  Other payables and accrued expenses                                           (226,397)          315,795
  Taxes payable                                                                  (96,738)          176,682
  Customer deposits                                                              (44,592)           21,597
                                                                            ------------      ------------
  Net cash provided by operating activities                                    8,612,114         2,686,358
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of construction in progress                                         (284,576)         (786,646)
  Purchases of plant and equipment                                              (367,153)          (48,902)
  Notes receivable                                                              (424,530)                -
  Purchase of subsidiary, net of cash acquired                               (18,074,186)                -
                                                                            ------------      ------------
  Net cash used in investing activities                                      (19,150,445)         (835,548)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term bank loans                                         1,250,688                 -
   Prepayments of short-term bank loans                                       (1,638,401)                -
   Repayment of notes payable                                                 (1,615,699)                -
   Repayments of capital lease                                                    (6,538)           (7,470)
   Cash proceeds from private placement, net                                  24,974,955                 -
   Proceeds from exercise of warrants                                                  -           303,876
   Advance for stock purchases                                                         -           290,048
   Due from shareholders                                                               -         1,033,357
                                                                            ------------      ------------
   Net cash provided by financing activities                                  22,965,005         1,619,811
                                                                            ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     12,426,674         3,470,621
   Effect of exchange rate changes on cash                                       383,814                 -
   Cash and cash equivalents, beginning of year                               57,532,049        11,404,149
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 70,342,537      $ 14,874,770
                                                                            ============      ============

                      See accompanying notes to the condensed consolidated financial statements


                                                          6

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
NOTE 1 -   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

NOTE 3 -   STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be sued at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No.
123. The adoption of SFAS No. 123R was required in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

The fair value of the stock based compensation expense for the three and six months ended June 30, 2006 was $35,154 and $70,802, respectively.

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

Basic and diluted earnings per share are calculated as follows:

                                        Three Months Ended June 30,      Six Months Ended June 30,
                                        ---------------------------     ---------------------------
                                            2006            2005           2006            2005
                                        -----------     -----------     -----------     -----------
Basic:
Income applicable to common
  shareholders                          $ 5,827,221       3,355,717     $10,731,527       5,538,910
Weighted average shares outstanding
  during the period                      62,657,876      39,927,624      61,944,618      39,837,225
                                        -----------     -----------     -----------     -----------
   Basic earnings per share             $      0.09            0.08     $      0.17            0.14
                                        ===========     ===========     ===========     ===========
Diluted:
Income applicable to common
  shareholders                          $ 5,827,221       3,355,717     $10,731,527       5,538,910
Weighted average shares outstanding
  during the period                      62,657,876      39,927,624      61,944,618      39,837,225
Effect of dilutive securities:
   Stock options                             48,687               -          45,201               -
   Warrants                                  88,876       2,578,583          70,881       2,610,326
                                        -----------     -----------     -----------     -----------
Diluted weighted common shares
  outstanding                            62,795,439      42,506,207      62,060,700      42,447,551
                                        ===========     ===========     ===========     ===========

   Diluted earnings per share           $      0.09            0.08     $      0.17            0.13
                                        ===========     ===========     ===========     ===========


                                                    8

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)


NOTE 5 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at June 30, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 6 -   FOREIGN CURRENCY CONVERSION

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People's Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the periods.

                                                           2006          2005
                                                        ---------     ---------

     Quarter end RMB : US$ exchange rate                  7.9956        8.3000
     Average  RMB : US$ exchange rate                     8.0063        8.3000

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 -      INVENTORIES

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Inventories as of June 30, 2006 and December 31, 2005 are summarized as follows:

                                      June 30, 2006      December 31, 2005
                                     --------------      -----------------
                                       Unaudited

         Raw materials               $    6,965,006      $       3,759,549
         Work in progress                   582,648                607,835
         Finished good                    2,825,609                549,116
                                     --------------      -----------------
         Total                       $   10,373,263      $       4,916,500
                                     ==============      =================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

NOTE 8 -   LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use of land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of June 30, 2006 and December 31, 2005:

                                            June 30, 2006     December 31, 2005
                                            ------------      -----------------
                                              Unaudited
         Cost of land use rights            $ 33,107,679      $       8,261,485
         Less: Accumulated amortization         (560,765)              (335,722)
                                            ------------      -----------------
         Land use rights, net               $ 32,546,914      $       7,925,763
                                            ============      =================

Amortization expenses for the three months ended June 30, 2006 and 2005 were $178,806 and $42,539, respectively. Amortization expenses for the six months ended June 30, 2006 and 2005 were $221,330 and $83,832, respectively.

NOTE 9 -  PLANT AND EQUIPMENT

Plant and equipment consist of the following as of June 30, 2006 and December 31, 2005:

                                             June 30, 2006    December 31, 2005
                                             ------------     -----------------
         At cost:                             Unaudited

           Buildings                         $ 18,062,195     $      10,309,221
           Machinery and equipment             13,278,270             8,947,241
           Motor vehicles                         810,553               534,854
           Office equipment                       799,946               633,256
                                             ------------     -----------------
                                               32,950,964            20,424,572
                                             ------------     -----------------
         Less : Accumulated depreciation
           Buildings                           (1,984,144)           (1,274,135)
           Machinery and equipment             (6,758,592)           (5,050,858)
           Motor vehicles                        (431,703)             (308,984)
           Office equipment                      (495,899)             (404,156)
                                             ------------     -----------------
                                               (9,670,338)           (7,038,133)
                                             ------------     -----------------
         Plant and equipment, net            $ 23,280,626     $      13,386,439
                                             ============     =================

Depreciation expense for the three months ended June 30, 2006 and 2005 were $479,131 and $261,407, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 were $799,534 and $479,914, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
NOTE 10 -  MARKETABLE SECURITIES

Marketable securities consist of an investment in a Chinese open-ended mutual fund that invests in Chinese corporate equity securities. The investment is classified as available-for-sale and is carried at fair market value. The unrealized gain is included in other comprehensive income.

NOTE 11 -  DEBTS

Short-term bank loans are obtained from local banks with interest rates ranging from 5.58% to 7.25% per annum. All the short-term bank loans are repayable within one year and are secured by fixed assets and land use rights owned by the Company. The Company did not obtain new bank loans during the quarter ended June 30, 2006. The increase in short-term bank loans is from the acquisition of GLP. See Note 12.

Long-term bank loans are from the acquisition of GLP. The Company did not obtain new bank loans during the quarter ended June 30, 2006. The current portion of the long-term bank loans is $625,344 and bears 6.138% interest per annum and is repayable in September 2006. The non-current portion of the long-term bank loans is $1,375,757 with interest rates ranging from 3% to 6.138% per annum and is repayable by December 2007. Long-term loans are secured by fixed assets and land use rights owned by the Company.

Notes payable are from the acquisition of GLP with interest rates ranging form 7.06% to 10.88% per annum. All notes payable are non-secured and repayable on demand.

Interest expense, which was paid quarterly, was $162,185 and $229,688 for the second quarter of 2006 and for the six months ended June 30, 2006, respectively.

NOTE 12 -  ACQUISITIONS

HQPL ACQUISITION

On July 26, 2006, subsequent to the end of the second quarter of 2006, the Company signed a legally-binding acquisition agreement ("Acquisition agreement") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a Chinese distributor of pharmaceutical products. The Company agreed to pay $4 million cash to acquire 100% ownership of HQPL. HQPL's net assets as of the agreement date were approximately $4.4 million (unaudited). HQPL owns a pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which is Good Service Practice ("GSP") certified as well as certified by the Chinese government. HQPL's pharmaceutical wholesale and retail network covers the entire country of China. The Company will utilize HQPL's network to exclusively distribute the Company's products. The pro forma effects of this acquisition are immaterial to the condensed consolidated financial statements.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

GLP ACQUISITION

On April 18, 2006, the Company acquired from Guangxi Lingfeng Pharmaceutical Company Limited ("GLP") shareholders all of the issued and outstanding shares of capital stock of GLP. GLP is a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines and is based in Hezhou City, Guangxi, China. It has developed a product portfolio for the treatment of digestive and respiratory system illnesses and in the areas of pediatrics and gynecopathy. The acquisition cost was $18,861,546 in cash (including $151,172 of transaction costs) and 1,200,000 shares of the Company's common stock valued at the five day average closing share prices from April 7 to April 13, 2006, or, $4.70 per share for a total stock value of $5,640,000. The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

         Land use right                                     $24,702,995
         Deferred taxation assets                             1,027,735
         Long term investment                                    86,067
         Construction in progress                               323,222
         Fixed assets                                         9,661,731
         Cash                                                   787,360
         Accounts receivable                                    215,143
         Inventories                                          2,444,495
         Other receivables and prepayments                      439,884
         Notes receivable                                       597,568
         Other current assets                                   152,082
                                                            -----------
         Total assets purchased                              40,438,282
                                                            -----------

         Short-term loan                                      4,128,726
         Accounts payables                                    2,290,818
         Advances from customers                              1,357,219
         Notes payable                                        1,986,639
         Other payables and accrued expense                     902,002
         Current portion of long-term loans                     623,675
         Payable to suppliers                                   449,931
         Long term bank loans                                 1,372,084
         Deferred tax payables                                4,408,256
         Other current liabilities                              614,939
                                                            -----------
         Total liabilities assumed                           18,134,289
                                                            -----------

         Net assets acquired                                 22,303,993
         Total consideration paid                            24,501,546
                                                            -----------

         Goodwill                                           $ 2,197,553
                                                            -----------

The results of operations for GLP for the period are included in the consolidated results of operations commencing April 19, 2006.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

The following unaudited pro forma combined condensed statements of income for the period ended June 30, 2006 and 2005 have been prepared as if the acquisition had occurred on January 1, 2006 and 2005. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                    Pro Forma Combined
                                                 Six Months Ended June 30,
                                               2006                   2005
                                            -------------        --------------

     REVENUES                               $  44,501,229        $   25,951,381

     GROSS PROFIT                              29,301,130            16,585,373

     INCOME FROM OPERATIONS                    13,476,156             7,455,138

     NET INCOME                             $  10,669,878        $    5,245,831

     NET INCOME PER SHARE
              BASIC                         $        0.17        $         0.13
              DILUTED                       $        0.17        $         0.12

              BASIC                            63,144,618            41,037,225
              DILUTED                          63,260,700            43,647,551

NOTE 13 -  LONG TERM INVESTMENT AND ADVANCE

Long-term investment and advance represents GLP's investment in Hezhou QiLi Color Printing Co., Ltd. ("QiLi"). GLP owns a 40% equity interest of QiLi and accounts for the investment using the equity accounting method. The carrying value of this long-term investment was $91,620 as of June 30, 2006, which included $5,315 of equity income during the second quarter of 2006. GLP also advanced $112,562 to QiLi as of June 30, 2006.

NOTE 14 -  SHAREHOLDER'S EQUITY

A. Issuance of Restricted Common Stock In November 28, 2005 Private Placement
-----------------------------------------------------------------------------

On November 28, 2005, the Company entered into a stock purchase and warrant agreement, ("Purchase Agreement"), with thirty-one (31) accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units, each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant, at a purchase price of $4.80 per unit. The units were issued in two tranches. The first tranche consisted of 6,973,400 units issued on December 8, 2005. The second tranche consisted of 5,526,600 units issued on January 23, 2006, following the expiration of the waiting period under Rule 14c-2 of the Exchange Act and the amendment of our articles of incorporation. The Company had received net proceeds of $31,470,487 and $24,974,955, respectively, in connection with the first and second tranche of the private placement.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

With the warrants attached to the units sold in the private placement, the investors are entitled to purchase an aggregate of 3,750,000 shares of common stock at an exercise price of $6.50 per share. Among which 2,092,020 warrants were issued on December 8, 2005 and 1,657,980 warrants were issued on January 23, 2006. All these warrants expire on December 8, 2008.

Upon completion of the placement, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company's common stock at an exercise price of $4.80 per share. 634,579 warrants were issued on December 8, 2005 and 502,921 warrants were issued on January 23, 2006. All these warrants also expire on December 8, 2008.

        The following tables summarize the movement of the two categories of outstanding warrants:


Investor Warrants                             No. of Warrants     Exercise Price
-----------------                             --------------      --------------
Outstanding January 1, 2006 .............          2,092,020      $         6.50
      Granted ...........................          1,657,980      $         6.50
      Exercised .........................                 --                  --
      Cancelled .........................                 --                  --
                                              --------------      --------------
Outstanding as of June 30, 2006 .........          3,750,000      $         6.50
                                              ==============      ==============

Placement Agent Warrants                     No. of Warrants     Exercise Price
------------------------                      --------------      --------------
Outstanding January 1, 2006 .............            634,579      $         4.80
      Granted ...........................            502,921      $         4.80
      Exercised .........................                 --                  --
      Cancelled .........................                 --                  --
                                              --------------      --------------
Outstanding as of June 30, 2006 .........          1,137,500      $         4.80
                                              ==============      ==============

B. Issuance of Restricted Common Stock for Consulting Services
--------------------------------------------------------------

On April 25, 2006, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered and to be rendered in 2006. The agreement was originally entered into in December 2005 and amended in April 2006. According to the agreement, the Company pays to the consulting firm a $2,500 retainer per month, and upon retention, delivered to such firm 30,000 shares of restricted common stock and paid an initial retainer of $10,000. The agreement also includes the payment of fees if certain investment banking services are provided. The Company recorded deferred consulting expenses of $142,200 in connection with the issuance of the 30,000 shares of restricted common stock, which will be amortized over a one-year service period. The Company recognized $71,100 in consulting expenses for the six months ended June 30, 2006 and the deferred consulting expenses were $71,100 as of June 30, 2006.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

C. Stock Options
----------------

In March 2004, the Company's Board of Directors formally adopted a stock option plan (the "Plan"). The Plan provides for the grant of options to employees, officers, directors and consultants. The Plan is presently administered directly by the Company's board of directors. Subject to the provisions of the Plan, the Company's board of directors determines who receives stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of the exercise of the options and exercise prices, as well as any other pertinent terms of the options.

The Company entered into employment agreements with four of the Company's executives, officers and directors in March 2004 that were effective as of October 1, 2003. Under the four employment agreements, the Company shall pay an aggregate of $32,000 of intrinsic value of stock options per quarter to four of the Company's officers and directors under the agreements. The stock options issued are exercisable within 5 years from date of grant and with an exercise price of $2.00 per share.

In June 2004, the employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. For six months ended June 30, 2006, according to the employment agreements as amended, the Company granted a total of 19,191 stock options to four of the Company's officers and directors under the agreements.

        The following table summarizes the stock option activity:

                                                               Weighted Average
                                                   Activity     Exercise Price
                                                   --------    ----------------
Outstanding as of January 1, 2006.............      68,925     $           2.00
      Granted ................................      19,191     $           2.00
      Exercised ..............................          --                   --
      Cancelled ..............................          --                   --
                                                   --------    ----------------
Outstanding as of June 30, 2006...............      88,116     $           2.00
                                                   ========    ================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

        The following table summarizes information about stock options outstanding as of June 30, 2006:

                                          Options Outstanding                         Options Exercisable
----------------------------------------------------------------------------------------------------------------
 Range of Exercise     Number of    Weighted Average
       Prices           Shares       Exercise Price         Weighted Average      Number of     Weighted Average
                                    Life (in years)      Remaining Contractual     Shares        Exercise Price
----------------------------------------------------------------------------------------------------------------
       $2.00            88,116           $2.00                    3.63             88,116             $2.00
                      ---------                                                  --------
                        88,116                                                     88,116
                      =========                                                  ========

        The weighted average fair value per share of the 88,116 options issued under the Plan is $3.22 per share.

D. Common Stock to be Issued
----------------------------

For six months ended June 30, 2006, the Company accrued general and administrative expenses of $87,598 for stock compensation in connection with the services rendered by three of the Company's independent directors. 16,395 shares of common stock related to such services were not issued as of June 30, 2006. An aggregate number of 48,378 shares were to be issued to our independent directors as of June 30, 2006.

The Company also accrued $5,640,000 for common stock to be issued in connection with the acquisition of Guangxi Lingfeng Pharmaceutical Company Limited ("GLP"). Pursuant to an acquisition agreement with GLP, the Company agreed to issue an aggregate of 1,200,000 shares to the shareholder of GLP as part of the considerations for the acquisition. The shares were not issued as of June 30, 2006. For details of the acquisition refer to Note 12.

NOTE 15 -  CONTINGENCY AND COMMITMENTS

Capital Commitment
------------------

The Company entered into an unconditional purchase commitment during 2005 for construction of manufacturing facilities in Harbin, China. As of June 30, 2006, the future obligations of the Company under this commitment are as follows:

               2006                              $      194,672
               Thereafter                                     -
                                                 --------------
               Total                             $      194,672
                                                 --------------

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

Purchase Commitment
-------------------

In 2005, the Company entered into an unconditional purchase commitment for raw materials and packing materials. The future obligations of the Company under this commitment are as follows:

               2006                                   $   1,468,308
               Thereafter                                         -
                                                      -------------
               Total                                  $   1,468,308
                                                      -------------

NOTE 16 -  REPORTING SEGMENTS

The Company operates in two business segments: the development, production, and sale of plant based pharmaceutical ("PBP") products and plant based nutraceutical ("PBN") products.

PBPs are composed of the leaves and roots of one or more plants and do not use synthetic chemicals. Each PBP has a certain medicinal function and treats one or more illnesses or symptoms of illnesses. Most of our PBPs are prescription-based and all PBPs require approval from the China's State Food and Drug Administration before they may be sold.

PBNs, also frequently referred to as "dietary supplements" or "nutritional supplements", are essentially prophylactic or preventive. PBNs are also composed of the leaves and roots of one or more plants. All PBNs are available over-the-counter, without a prescription and, in China, they require approval from only the local government before they may be sold.

For the three and six months ended June 30, 2006, and 2005, the Company's sales revenue from PBP products and PBN products are as follows:

         Product                  Three Months Ended June 30,         Six Months Ended June 30,
                                ------------------------------      ------------------------------
                                    2006              2005              2006              2005
                                ------------      ------------      ------------      ------------
         PBP products           $ 15,845,371         7,420,609      $ 27,999,263        13,425,707
         PBN products              6,916,511         4,481,861        13,809,563         8,129,545
                                ------------      ------------      ------------      ------------
         TOTAL                  $ 22,761,882        11,902,470      $ 41,808,826        21,555,252
                                ============      ============      ============      ============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
NOTE 17 -  SUBSEQUENT EVENTS

On July 1, the Company signed independent director agreements with all independent directors, which superseded the services agreements between the Company and each of the independent directors, dated June 28, 2005 and amended on March 8, 2006. Pursuant to the new agreements, the Company agrees to pay each independent director the following fees for services to be rendered: (1) a fee in cash of $30,000 for the year ending December 31, 2006; and (2) a fee in cash of $30,000 per annum for each year subsequent to 2006. The fees in cash shall be payable to each independent director monthly in equal installments. In addition, during the term of the independent directors' service as a director or member of any board committee of the Company and starting from January 1, 2007, each independent director shall be entitled to receive each year shares of common stock of the Company with an aggregate value of $30,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including January 1 of such year.

Also see Note 12 for subsequent event.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and (2) the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005. Readers should carefully review the risk factors disclosed in Form 10-KSB for the year ended December 31, 2005 and other documents filed by the Company with the SEC.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-KSB, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

         At June 30, 2006, the Company provided a $216,891 reserve against accounts receivable. Management's estimate of the appropriate reserve on accounts receivable at June 30, 2006 was based on the aged nature of some of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

         At June 30, 2006, the Company provided an allowance against its inventories amounting to $860,838. Management determination that this allowance is needed is based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2005
--------------------------

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended June 30, 2006 and 2005:

                                                  Three Months             Three Months
                                                 Ended June 30,           Ended June 30,
                                          --------------------------    -------------------
                                              2006           2005         2006       2005
                                          -----------    -----------    --------   --------
REVENUES                                  $22,761,882    $11,902,470         100%       100%
COST OF GOODS SOLD                          7,678,437      4,188,755       33.73      35.19
                                          -----------    -----------    --------   --------
GROSS PROFIT                               15,083,445      7,713,715       66.27      64.81
     Selling and marketing                  1,956,629        550,446        8.60       4.62
     Advertising                            3,001,974        589,350       13.19       4.95
     General and administrative             2,437,645      1,803,799       10.71      15.15
     Depreciation and amortization            681,355        303,946        2.99       2.55
                                          -----------    -----------    --------   --------
INCOME FROM OPERATIONS                      7,005,842      4,466,174       30.78      37.52
     Interest income (expense), net           361,951       (65,401)        1.59       0.55
     Other income(expenses), net               10,136          7,277        0.04       0.06
                                          -----------    -----------    --------   --------
INCOME BEFORE INCOME TAXES                  7,377,929      4,393,496       32.41      36.91
     Income taxes                          (1,550,708)    (1,037,779)       6.81       8.72
                                          -----------    -----------    --------   --------
NET INCOME                                $ 5,827,221    $ 3,355,717       25.60%     28.19%
                                          ===========    ===========    ========   ========
NET INCOME PER SHARE
     BASIC                                $      0.09    $      0.08
                                          ===========    ===========
     DILUTED                              $      0.09    $      0.08
                                          ===========    ===========


Revenue

Revenues for the second quarter of 2006 were $22,761,882, an increase of $10,859,412 over revenues for the second quarter of 2005. Revenues by business segment were as follows:

Product                         Three Months Ended June 30,        Increase/
                                  2006               2005         (Decrease)
-------------------------------------------------------------------------------
PBP products                $    15,845,371   $     7,420,609   $     8,424,762
PBN products                      6,916,511         4,481,861         2,434,650
                            ---------------   ---------------   ---------------
TOTAL                       $    22,761,882   $    11,902,470   $    10,859,412
                            ===============   ===============   ===============

Sales of our Plant Based Pharmaceutical (PBP) products increased by $8,424,762, or 114%, as compared to the same period during 2005 primarily due to the following factors:

o The increase in our sales of the Cease Enuresis Soft Gel by 119% from $1,919,802 in the second quarter of 2005 to $4,205,609 in the same period during 2006. The increase in sales of this product was due primarily to our continuous marketing efforts with respect to the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market;

o The sales of our Shuanghuanglian Injection Powder increased from $3,909,917 in the three months ended June 30, 2005 to $5,734,186 in the corresponding period during 2006, or 47%. This increase is due to the full integration of HSPL into our company after the acquisition, including full access to our sales channels as well as our continuous marketing efforts since that time;

o The sales revenue from our UrinStopper Patch, a new product launched in 2005, also increased from $351,830 in the second quarter of 2005 to $1,219,783 in the same quarter during 2006, or 247%. This was attributable to improved recognition of our new product supported by our marketing campaigns;

o Sales revenues from other PBP products in the same period also increased by $432,722, or 35%, due primarily to the increased sales of our Double Ginseng Yishen Grain product; and

o Our newly acquired Guangxi Lingfeng Pharmaceutical Co. Ltd. (GLP) has also contributed $3,014,011 to our revenue for the three month ended June 30, 2006. GLP was not a subsidiary during the same period last year.

Sales from our Plant Based Nutraceutical (PBN) products increased to $6,916,511 in the second quarter of 2006 from $4,481,861 in the same period during 2005, representing a growth of 54% and it is primarily due to the following factors:

o Sales of our Protein Peptide series of products which increased by 84%, from $3,190,033 during the three months ended June 30, 2005 to $5,876,848 in the same period of 2006. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder;

o Increase in sales of PBN products was partially offset by the decrease in sales of our Compound Bio-functional beverage series from $935,020 in the second quarter of 2005 to $506,455 in the same quarter during 2006, representing an decrease of 46%. The decrease mainly resulted from reduced marketing efforts made for this product during the period; and

o Sales of other PBN products increased from $356,807 in the second quarter of 2005 to $533,208 in the same period during 2006, or an increase of 49%, due primarily to increased sales of our Vitamate nutritional oral liquid product.

Cost of Goods Sold and Gross Profit
-----------------------------------

Cost of goods sold was $7,678,437 for the three months ended June 30, 2006, compared to $4,188,755 for the three months ended June 30, 2005. Expressed as a percentage of revenues, cost of goods sold was 33.73% for the three months ended June 30, 2006, compared to 35.19% for the three months ended June 30, 2005. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

Cost of goods sold for the quarters ended June 30, 2006 and 2005 by product categories were as follows:

                                 Three Months Ended June 30,       Increase/
     Product                         2006            2005         (Decrease)
     ------------------------  ------------    --------------   ---------------
     PBP products              $  5,301,094    $    2,647,978   $     2,653,116
     PBN products                 2,377,343         1,540,777           836,566
                               ------------    --------------   ---------------
     TOTAL                     $  7,678,437    $    4,188,755   $     3,489,682
                               ============    ==============   ===============

The cost of goods sold of PBP and PBN products increased by 100% and 54%, respectively, in the three months ended June 30, 2006 compared to the same quarter of 2005. These increases are attributed to our increase in sales.

Gross profit increased $7,369,730, or 96%, for the three months ended June 30, 2006 over the three months ended June 30, 2005. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP and PBN businesses.

Gross profit as a percentage of net revenues increased from 64.81% in the comparable period of the prior year to 66.27% due to the reductions in cost of goods sold as a percentage of revenues discussed above and improved operational efficiency.

Selling and Marketing
---------------------

         Selling and marketing expenses, including distribution expenses, increased from $550,446 in the three months ended June 30, 2005 to $1,956,629 in the same period of 2006, representing a 255% increase. The details of our sales and marketing expenses were as follows:

                                      Three Months Ended June 30,      Increase/
                                         2006           2005          (Decrease)
                                      ----------     ----------       ----------
Payroll                               $  379,249        185,667            104%
Transportation                           514,179        151,823            239%
Promotional materials and fees           502,194         35,431          1,317%
Offices and sundries                     117,600         32,692            260%
AOBO Hong Kong marketing                  53,313          5,308            905%
AOBO US marketing                              -          5,651           (100%)
Other                                    390,094        133,874            191%

                                      ----------     ----------
      TOTAL                           $1,956,629        550,446            255%
                                      ==========     ==========

         Our increase in selling and marketing expenses in the quarter ended June 30, 2006 compared to the same quarter during 2005 was primarily due to the following factors:

o        An increase in our payroll expenses for Harbin Bioengineering by 59%.
         Payroll expenses for HSPL increased by 137% compared with the same quarter during 2005 due to an increase in the number of employees and average salaries for people working in marketing and distribution. GLP, our newly acquired subsidiary, has also incurred $66,239 of payroll expenses during the second quarter of 2006.

o Transportation expenses for Harbin Bioengineering increased by 56% in the second quarter of 2006 compared to the same period during 2005. Transportation expenses for HSPL increased by $219,994. These increases resulted primarily from the growth in sales reflected in the increase in our sales revenue. GLP also added $57,806 of transportation expenses in the second quarter of 2006. GLP was not a subsidiary during the same period of 2005.

o Harbin Bioengineering increased its promotional materials and fees expenses by $329,745 in the quarter ended June 30, 2006 compared to the same quarter during 2005. This increase reflects increased spending in marketing communications to increase market awareness of our brand and products. We launched more marketing campaigns in more cities in the second quarter of 2006 compared to the same quarter of 2005. GLP spent $137,019 on its promotional materials and fees during the second quarter of 2006, which contributed 27% to this category of expenses.

o Harbin Bioengineering's office and sundries expenses increased by 135% in the second quarter of 2006 compared to the same period during 2005 due to increased support of our marketing activities. HSPL's office sundries expenses also increased by $35,679, or 416%, in the second quarter of 2006 as compared to the same period during 2005. The increase resulted primarily from the cost related to continued development and implementation of HSPL's branding and marketing campaigns. In addition, GLP incurred $16,566 in its office and sundries expenses.

o Marketing expenses increased also as a result of the opening of our AOBO Hong Kong specialty store in August 2005 and introducing products into many chain stores owned by chain pharmacies. To support the sales at these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities during the second quarter of 2006.

o As a result of the increase in selling and distribution expenses by both HSPL and Harbin Bioengineering, as well as the integration of GLP, our overall selling and marketing expenses increased by 255% in the second quarter of 2006 as compared to the same quarter during 2005.

Advertising
-----------

         Advertising expenses increased by $2,412,624, from $589,350 in the second quarter of 2005 to $3,001,974 in the same quarter of 2006. The increase in advertising expenses resulted from an increase in advertising and promotional efforts in the second quarter of 2006 to promote the Company's Shuanghuanlian Injection powder and Protein Peptide product series as well as our new products the Urinstopper Capsule and UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the second quarter of 2006 compared to the second quarter of 2005. GLP, our new acquired subsidiary, incurred $521,666 in advertising expenses during the second quarter of 2006. GLP was not a subsidiary in the second quarter of 2005.

General and Administrative
--------------------------

         General and administrative expenses increased from $1,803,799 in the second quarter of 2005 to $2,437,645 in the same quarter of 2006, or a 35% increase. The details of general and administrative expenses were as follows:

                                      Three Months Ended June 30,      Increase/
                                          2006          2005           Decrease)
                                       ----------     ---------        ---------
  Payroll                              $  342,517     $  247,141            39%
  Directors' remuneration                 114,250         91,750            25%
  Stock compensation - directors           79,950              -           100%
  Stock compensation - consultants        245,262        257,308            (5%)
  Office rental                            96,889         26,562           265%
  Professional fees                       368,243        288,902            27%
  Office sundries                         179,835         31,451           472%
  Transportation                           10,246            703         1,357%
  Vehicles                                 21,642         10,313           110%
  Utilities                                55,478         42,437            31%
  Research                                198,097        125,209            58%
  Business entertainment                  132,302          4,638         2,753%
  Provision for bad debts                  38,033        562,620           (93%)
  Miscellaneous                           554,901        114,765           384%
                                       ----------     ----------
  TOTAL                                $2,437,645     $1,803,799            35%
                                       ==========     ==========

         Our increase in general and administrative expenses in the three months ended June 30, 2006 compared to the same period during 2005 was primarily due to the following factors:

o An increase in general and administrative expenses incurred in the AOBO Hong Kong office of 160% as compared to the same period during 2005. The increase resulted primarily from additional personnel and facility expenses as well as fees paid for professional services.

o An increase in general and administrative expenses incurred in the AOBO US office of 28% as compared to the same period last year. In the second half of 2005, we increased the number of employees in AOB US from three to five, and we increased the number of offices occupied by AOBO US from one to two. As a result, there were increases in expenses in the payroll, office rental, office sundries and other expense categories in the second quarter of 2006 as compared to the same period during 2005. Director remuneration increased by 25% as a result of the appointment of a new independent director in the late second quarter of 2005, and stock-based compensation for directors was also initiated during that time. Stock-based compensation for consultants, however, decreased by 5% because some of the expenses for consultants were fully amortized earlier and as a result, such expenses did not recur in the second quarter of 2006. Professional fees for the second quarter of 2006 increased by 27% as compared to the same quarter during 2005 as a result of an increase in our use of audit and consultancy services in connection with the listing of our stock on the American Stock Exchange and a $60.0 million private placement in December 2005.

o Payroll expenses at Harbin Bioengineering increased by 6% compared with the second quarter during 2005, as a result of an increased number of employees. Our payroll expenses in HSPL decreased by 34% during that time, due to reduced number of employees in administrative departments of HSPL. Payroll expenses at GLP, our newly acquired subsidiary, were $56,934 for the second quarter of 2006.

o Research expenses at Harbin Bioengineering increased by 36% compared with the second quarter during2005, reflecting the devotion of additional resources to research on new product development. In the same period, research expenses at HSPL increased by 40%, due to investment in research of potential new products. GLP has also spent $28,021 in research expenses for the quarter ended June 30, 2006.

o Expenses for office sundries at Harbin Bioengineering increased by $109,318, or 447% compared with the same quarter of 2005, as a result of increased general and administrative activities to support our sales growth. In the same period, expenses for office sundries at HSPL increased by $5,656. This increase is due to the fact that during the second quarter of 2005, expenses for office sundries at HSPL were especially low because HSPL was then a newly-acquired subsidiary in the process of becoming integrated into our Company. The increased expenses for the second quarter of 2006 reflect HSPL's operation as a fully-integrated part of the Company. In addition, GLP contributed $29,787 in office sundries during the second quarter of 2006.

o In 2005, HSPL established a provision for bad debts in the amount of $266,248, based on the age of some of its accounts receivable. However, some of these bad debts have been recovered since then. Management does a reassessment at the end of each quarter and determines the appropriate amount of bad debt provision. For the second quarter of 2006, management reassessed and decided to increase the amount by $60,414. As of June 30, 2006, the provision for bad debts was $216,891 for HSPL.

o Other expenses at Harbin Bioengineering increased by $144,174, or 356% in the second quarter of 2006 compared with the same quarter during 2005. This increase was due to increases in maintenance expenses and telecommunication expenses of $55,184 and $21,390, respectively, as a result of increase in business activities to support our rapid growth. Other expenses at HSPL also increased by $34,225, or 152% in the second quarter of 2006 against the same quarter of 2005 due primarily to the $12,441 increase in repair and maintenance costs. Other expenses at GLP for the second quarter this year were $240,942, consisted mainly of insurance cost and quality control expenses. GLP's other expenses accounted for 43% of the total cost in this category.

Depreciation and Amortization
-----------------------------

      Depreciation and amortization expenses increased by $377,409, or 124%, in the quarter ended June 30, 2006 compared to the same quarter during 2005. The increase was mainly due to the integration of GLP with the net book value of $9,620,614 in fixed assets and $24,632,932 in intangible assets. The depreciation and amortization expenses at GLP amounted to $296,477 for the second quarter of 2006.

Interest Income (Expense), Net
------------------------------

      Net interest income was $361,951 for the three months ended June 30, 2006, compared to net interest expense of $65,401 for the three months ended June 30, 2005. There were no significant fluctuations in interest expense incurred by us. The increase in interest income was the result of a higher level of excess cash reinvestment from the proceeds of our private placement in December 2005.

Other Income (Expense), Net
---------------------------

      Other income (expense), net, was a net income of $10,136 for the three months ended June 30, 2006, compared to a net expense of $7,277 for the three months ended June 30, 2005. This was resulted primarily from our investment income of $5,315 and a government subsidy granted during the second quarter of 2006 that was not granted during the same quarter of 2005.

Income Taxes
------------

         Income tax expense for the quarter ended June 30, 2006 was $1,550,708 as compared to $1,037,779 for the quarter ended June 30, 2005. The increase was due to the increase in pre-tax income of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB Hong Kong and AOB US operations.

         During the second quarter of 2006, income tax was provided for at 15% of pre-tax income for Harbin Bioengineering and 33% of pre-tax income for HSPL under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws. The Company's effective tax rate during that period was 21%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS
--------------------------------------------------------------------------------
ENDED JUNE 30, 2005
-------------------

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2006 and 2005:


                                          Six Months Ended June 30,        Six Months Ended June 30,
                                        ------------------------------     -------------------------
                                            2006              2005           2006             2005
                                        ------------      ------------     --------         --------
REVENUES                                $ 41,808,826      $ 21,555,252          100%             100%
COST OF GOODS SOLD                        14,173,998         7,816,319        33.90            36.26
                                        ------------      ------------     --------         --------
GROSS PROFIT                              27,634,828        13,738,933        66.10            63.74
     Selling and marketing                 3,655,169         1,205,821         8.74             5.59
     Advertising                           5,222,067         1,404,084        12.49             6.51
     General and administrative            4,316,287         3,029,193        10.32            14.05
     Depreciation and amortization         1,067,548           608,927         2.55             2.83
                                        ------------      ------------     --------         --------
INCOME FROM OPERATIONS                    13,373,757         7,490,908        31.99            34.75
     Interest income (expense), net          443,514          (157,075)        1.06            (0.73)
     Other income (expenses), net              9,144             7,277         0.02             0.03
                                        ------------      ------------     --------         --------
INCOME BEFORE INCOME TAXES                13,826,415         7,326,556        33.07            33.99
     Income taxes                         (3,094,888)       (1,787,646)        7.40             8.29
                                        ------------      ------------     --------         --------
NET INCOME                              $ 10,731,527      $  5,538,910        25.67%           25.70%
                                        ============      ============     ========         ========
NET INCOME PER SHARE
     BASIC                                      0.17              0.14
                                        ============      ============
     DILUTED                                    0.17              0.13
                                        ============      ============

Revenues

Revenues for the first six months of 2006 were $41,808,826, an increase of $20,253,574 over revenues for the same period of 2005. Revenues by business segment were as follows:

     Product                           Six Months Ended June 30,     Increase/
                                        2006            2005         (Decrease)
     ------------------------------  ------------   ------------   ------------
     PBP products                    $ 27,999,263   $ 13,425,707   $ 14,573,556
     PBN products                      13,809,563      8,129,545      5,680,018
                                     ------------   ------------   ------------
     TOTAL                           $ 41,808,826   $ 21,555,252   $ 20,253,574
                                     ============   ============   ============

Sales of our Plant Based Pharmaceutical (PBP) products increased by $14,573,556, or 109%, as compared to the same period during 2005 primary due to the following factors:

o The increase in our sales of the Cease Enuresis Soft Gel by 130% from $3,616,551 in the first six months of 2005 to $8,329,834 in the same period during 2006. The increase in sales of this product was due primarily to our continuous marketing efforts with respect to the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market.

o The sales of our Shuanghuanglian Injection Powder increased from $6,652,705 in the six months ended June 30, 2005 to $11,253,219 in the corresponding period during 2006, or 69%. This increase is due to the full integration of HSPL into our company after the acquisition, including full access to our sales channels as well as our continuous marketing efforts since that time;

o The sales revenue from our UrinStopper Patch, a new product in 2005, also increased from $677,977 in the first six months of 2005 to $1,896,830 in the same period during 2006, or 180%. This was attributable to improved recognition of our new product supported by our marketing campaigns;

o Sales revenues from other PBP products in the same period also increased by $1,026,894, or 41%, due primarily to the increased sales of our Double Ginseng Yishen Grain product; and

o Our newly acquired Guangxi Lingfeng Pharmaceutical Ltd. (GLP) has also contributed $3,014,011 to our revenue for the six months ended June 30, 2006. GLP was not a subsidiary during the same period last year.

Sales from our Plant Based Nutraceutical (PBN) products increased to $13,809,563 in the first six months of 2006 from $8,129,545 in the same period during 2005, representing a growth of 70% and it is primarily due to the following factors:

o Sales of our Protein Peptide series of products, which increased by 101%, from $5,701,701 during the six months ended June 30, 2005 to $11,475,353 in the same period of 2006. This increase was mainly attributable to increased sales of two products, peptide coffee and peptide tablets, of $594,517 and $4,887,698, respectively, in the first six months ended June 30, 2006 as compared to the same quarters of 2005;

o Increase in sales of PBN products was partially offset by the decrease in sales of our Compound Bio-functional beverage series which decreased from $1,693,223 in the first six months of 2005 to $1,082,134 in the same period during 2006, representing an decrease of 36%. The decrease mainly resulted from reduced marketing efforts made for this product during the period; and

o Sales of other PBN products increase from $734,620 in the first six months of 2005 to $1,252,076 in the same period during 2006, or an increase of 70%, due primarily to increased sales of our Vitamate nutritional oral liquid product.

Cost of Goods Sold and Gross Profit
-----------------------------------

Cost of goods sold was $14,173,998 for the six months ended June 30, 2006, compared to $7,816,319 for the six months ended June 30, 2005. Expressed as a percentage of revenues, cost of goods sold was 33.9% for the six months ended June 30, 2006, compared to 36.26% for the six months ended June 30, 2005. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

Cost of goods sold for the six months ended June 30, 2006 and 2005 by product categories were as follows:

                                    Six Months Ended June 30,         Increase/
     Product                        2006               2005          (Decrease)
     --------------------------  -------------     ------------     ------------
     PBP products                $   9,485,440     $  4,985,882        4,499,558
     PBN products                    4,688,558        2,830,437        1,858,121
                                 -------------     ------------     ------------
     TOTAL                       $  14,173,998     $  7,816,319        6,357,679
                                 =============     ============     ============

The cost of goods sold of PBP and PBN products increased by 90% and 66%, respectively, in the six months ended June 30, 2006 compared to the same period of 2005. These increases are attributed to our increase in sales.

Gross profit increased $13,895,895, or 101%, for the six months ended June 30, 2006 over the six months ended June 30, 2005. This increase reflected higher sales, improved margins and operating efficiencies generally across our PBP and PBN businesses.

Gross profit as a percentage of revenues increased from 63.74% in the comparable period of the prior year to 66.1% due to the reductions in cost of goods sold as a percentage of revenues discussed above and improved operational efficiency.

Selling and Marketing
---------------------

         Selling and marketing expenses, including distribution expenses, increased from $1,205,821 in the six months ended June 30, 2005 to $3,655,169 in the same period of 2006, representing a 203% increase. The details of our sales and marketing expenses were as follows:

                                       Six Months Ended June 30,    Increase/
                                         2006            2005      (Decrease)
                                     ------------   ------------   -----------
Payroll                              $    572,763   $    369,531          55%
Transportation                            947,978        350,522         170%
Promotional materials and fees            848,130        169,843         399%
Offices and sundries                      190,066         46,289         311%
AOBO Hong Kong marketing                   76,964          8,231         835%
AOBO US marketing                               -          5,705        (100%)
Other                                   1,019,268        255,700         299%
                                     ------------   ------------
      TOTAL                          $  3,655,169   $  1,205,821         203%
                                     ============   ============

         Our increase in selling and marketing expenses in the six months ended June 30, 2006 compared to the same period during 2005 was primarily due to the following factors:

o        An increase in payroll expenses for Harbin Bioengineering by 31%.
         Payroll expenses for HSPL increased by 87% compared with the same period of the prior year. These increases were primarily due to an increase in the number of employees working in marketing and distribution in the first six months of 2006 compared to the same period during 2005. Our new subsidiary, GLP has also incurred $66,239 of payroll expenses during the second quarter of 2006.

o Transportation expenses for Harbin Bioengineering increased by 24% in the six months of 2006 compared to the same period during 2005. This increase resulted primarily from the growth in sales reflected in the increase in our sales revenue. Transportation expenses for HSPL increased by $460,163, or 2,542%. This increase is due to the fact that during the first six months of 2005, expenses for transportation at HSPL were especially low because HSPL was then a newly-acquired subsidiary. The increased expenses for the first six months of 2006 reflect HSPL's operation as a fully-integrated part of the Company.

o Harbin Bioengineering increased its promotional materials and fees expenses by $541,269, or 319% in the six months ended June 30, 2006 compared to the same period during 2005. This increase represented increased spending in marketing communications to increase market awareness of our brand and products, especially for our peptide product series and our new products the Urinstopper Capsule and UrinStopper Patch. The promotional materials and fees at GLP were $137,019 for the six months ended June 30, 2006, which accounted for 16% of this category of expenses.

o Harbin Bioengineering's office and sundries expenses increased by 87% in the first six months of 2006 compared to the same period during 2005 due to increased support to its marketing activities. HSPL's office and sundries expenses also increased by $96,792, or 855%, in the first six months of 2006 as compared to the same period during 2005. The increase resulted primarily from the cost related to continued development and implementation of HSPL's branding and marketing campaigns. In addition, GLP incurred $16,566 in office and sundries since its acquisition.

o In the first six months of 2006, our selling and marketing expenses for AOBO Hong Kong increased by 835%. This was because AOBO Hong Kong opened a specialty store in August 2005, and introduced products into many chain stores owned by chain pharmacies. To support the sales at these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities during the first six months of 2006; we engaged in no such activities in the same period of 2005.

o As a result of the increase in selling and marketing expenses by both Harbin Bioengineering and HSPL as well as the integration of GLP, our overall selling and marketing expenses increased by 203% in the first six months of 2006 as compared to the same period during 2005.

Advertising
-----------

         Advertising expenses increased by $3,817,983, from $1,404,084 in the first six months of 2005 to $5,222,067 in the same period during 2006. The increase in advertising expenses resulted from an increase in advertising and promotional efforts in the first six months of 2006 to promote the Company's Shuanghuanlian Injection powder and Protein Peptide product series as well as our new products the Urinstopper Capsule and UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the first six months of 2006 compared to the same period during 2005. GLP, our newly acquired subsidiary in April 2006, incurred $521,666 in advertising expenses during the second quarter of 2006,and GLP was not a subsidiary in the second quarter of 2005.

General and Administrative
--------------------------

         General and administrative expenses increased from $3,029,193 in the six months ended June 30, 2005 to $4,316,287 in the same period of 2006, or a 42% increase. The details of general and administrative expenses were as follows:


                                           Six Months Ended June 30,  Increase/
                                               2006         2005      (Decrease)
                                           ----------    ----------   ---------

      Payroll                              $  620,006    $  411,506         51%
      Directors' remuneration                 228,500       221,500          3%
      Stock compensation - directors          158,400             -        100%
      Stock compensation - consultants        490,520       514,616         (5%)
      Office rental                           190,559        37,739        405%
      Professional fees                       829,615       524,661         58%
      Office sundries                         326,190        92,878        251%
      Transportation                           14,520         1,297      1,020%
      Vehicles                                 43,301        59,758        (28%)
      Utilities                               112,804        80,755         40%
      Research                                370,660       220,803         68%
      Business entertainment                  201,503        45,175        346%
      Provision for bad debts                (77,402)       562,331       (114%)
      Miscellaneous                           807,111       256,174        215%
                                           ----------    ----------
      TOTAL                                $4,316,287    $3,029,193         42%
                                           ==========    ==========

         Our increase in general and administrative expenses in the six months ended June 30, 2006 compared to the same period during 2005 was primarily due to the following factors:

o An increase in general and administrative expenses incurred in the AOBO Hong Kong office of 158% as compared to the same period during 2005. The increase resulted primarily from additional personnel and facility expenses as well as fees paid for professional services related to our growth.

o An increase in general and administrative expenses incurred in the AOBO US office of 43% as compared to the same period last year. In the second half of 2005, we increased the number of employees in AOB US from three to five, and we increased the number of offices occupied by AOBO US from one to two. As a result, there were increases in expenses in the payroll, office rental, office sundries and other expense categories in the first six months of 2006 as compared to the same period during 2005. Director remuneration increased by 3% as a result of the appointment of a new independent director in the late second quarter of 2005, and stock-based compensation for directors was also initiated during that time. Stock-based compensation for consultants, however, decreased by 5% because some of the expenses for consultants were fully amortized earlier and as a result, such expenses did not recur in the first six months of 2006. Professional fees for the first six months of 2006 increased by 58% as compared to the same period during 2005 as a result of an increase in our use of audit and consultancy services in connection with the listing of our stock on the American Stock Exchange and a $60.0 million private placement in December 2005.

o Payroll expenses at Harbin Bioengineering increased by 10% compared with the same six months during 2005, as a result of an increased number of employees. Our payroll expenses in HSPL increased by 7% during that time, due to the additional employees in HSPL. Our newly acquired subsidiary in April, GLP, also incurred $56,934 in payroll expenses during the second quarter of 2006.

o Research expenses at Harbin Bioengineering increased by 57% compared with the first six months during 2005, reflecting the devotion of additional resources to research on new product development. In the same period, research expenses at HSPL increased by 3%, mainly due to further investment in research of potential new products. GLP also spent $28,021 in research expenses for its existing products.

o Expenses for office sundries at Harbin Bioengineering increased by $152,687, or 188% compared with the first six months of 2005, as a result of increased general and administrative activities to support our sales growth. In the same period, expenses for office sundries at HSPL increased by $45,881, or 1,503%. This increase is due to the fact that during the first six months of 2005, expenses for office sundries at HSPL were especially low because HSPL was then a newly acquired subsidiary in the process of becoming integrated into our Company. The increased expenses for the first six months of 2006 reflected HSPL's operation as a fully-integrated part of the Company.

o In 2005, HSPL established a provision for bad debts in the amount of $266,248, based on the age of some of its accounts receivable. During the first six months of 2006, some of these aged accounts receivable were recovered. Based on this recovery, management has reassessed the bad debt provision and decided to reduce the amount by $55,021. As of June 30, 2006, the provision for bad debts was $216,891 for HSPL.

o Other expenses at Harbin Bioengineering increased by $210,900, or 167% in the first six months of 2006 compared with the same period during 2005. This increase was due to increases in maintenance fee and traveling expenses of $55,037 and $51,064, respectively, as a result of increase in business activities to support our rapid growth. Other expenses at HSPL increased by 83% in the first six months of 2006 compared with the same period of 2005. The increase was primarily due to increased general and administrative activities in HSPL. Other expenses at GLP for the six months ended June 30, 2006 were $240,942, consisted mainly of insurance cost and quality control expenses. GLP's other expenses accounted for 30% of the total cost in this category.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased by $458,621, or 75%, in the six months ended June 30, 2006 compared to the same period during 2005. The increase was mainly due to the increase in the assets of Harbin Bioengineering as a result of the transfer onto its books of $517,650 worth of assets relating to construction in progress for a protein peptide manufacturing facility in Harbin, China and the integration of GLP with the net book value of $9,620,614 in fixed assets and $24,632,932 in intangible assets. The depreciation and amortization expenses at GLP amounted to $296,477 for the six month ended June 30, 2006.

Interest Income (Expense), Net
------------------------------

      Net interest income was $443,514 for the six months ended June 30, 2006, compared to $157,075 in net interest expense for the six months ended June 30, 2005. There were no significant fluctuations in interest expense incurred by us. The increase was the result of a higher level of excess cash reinvestment from the proceeds of our private placement in December 2005.

Other Income (Expense), Net
---------------------------

      Other income (expense), net, was a net income of $9,144 for the six months ended June 30, 2006, compared to a net expense of $7,277 for the three months ended June 30, 2005. This was resulted primarily from our investment income of $5,315 and a government subsidy granted during the first six months of 2006 that was not granted during the same period of 2005.

Income Taxes
------------

      Income tax expense for the six months ended June 30, 2006 was $3,094,888 as compared to $1,787,646 for the six months ended June 30, 2005. The increase was due to the increase in pre-tax income of Harbin Bioengineering and the contribution of profit from HSPL, which could not be offset against the losses of AOB Hong Kong and AOB US operations.

         During the first six months of 2006, income tax was provided for at 15% of pre-tax income for Harbin Bioengineering and 33% of pre-tax income for HSPL under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws. The Company's effective tax rate during that period was 22%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

         Our cash balance at June 30, 2006, was $70,342,537, representing an increase of $12,810,488, or 22.3%, compared with our cash balance of $57,532,049 at December 31, 2005. The increase was mainly attributable to the receipt of the second tranche of our private placement funding with net proceeds of $24,974,955 and net cash provided by operating activities of $8,612,114, net of cash used to acquire our GLP subsidiary of $18,074,186.

Cash Flow
---------

         Cash flows from operations during the first six months of 2006 amounted to $8,612,114, representing an increase of approximately 221% compared with cash flows from operations of $2,686,358 in the first six months of 2005. The increased cash flow was due primarily to the increase of our net income by 94%, to $10,731,527 in the first six months of 2006, compared with net income of $5,538,910 in the same period of 2005. The increased cash flow was also due in part to a decrease in advance to suppliers and prepaid expenses by $1,172,463 during the first six months of 2006, due to our better control over payment to our suppliers. These increases were partly offset by a decrease in our accounts payable of $1,152,229 and an increase in our inventories of $2,933,276 during the first six months of 2006, both of which resulted from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital.

         Our cash flows used in investing activities amounted to $19,150,445 in the six months ended June 30, 2006. During that period, we paid $18,074,186 for the acquisition of Guangxi Lingfeng Pharmaceutical Ltd. (GLP). We also used $284,576 for the construction of new protein peptide facilities, which are expected to be completed in the third quarter of 2006. Compared to the first six months of 2005, our cash flows used in investing activities increased by $18,887,055, which resulted primarily from the acquisition payment.

         Our cash flows from financing activities amounted to $22,965,005 in the first six months of 2006. We entered into a $60 million private placement in 2005 and the private placement was divided into two tranches. The first tranche was completed on December 8, 2005 and the second tranche was completed on January 23, 2006. Net cash proceeds of $31,470,487 were received from the first tranche of the private placement. On January 23, 2006, we received net proceeds of $24,974,955 in connection with the second tranche of the private placement.

Working Capital
---------------

         Our working capital increased by $4,386,534 to $71,200,043 at June 30, 2006, as compared to $66,813,509 at December 31, 2005, primarily due to our increase in cash of $12,810,488, other receivable of $976,494 and inventories of $5,456,763, and partly offset by an increase of $5,727,598 in stock to be issued and an increase of $3,786,747 in short-term bank loans. The increases in other receivable and inventories were primarily due to our increased production capacity and volume of sales. The increase in stock to be issued was due primarily to the fact that we had not issued the 1.2 million common stocks for the acquisition of GLP as of June 30, 2006. The increase in short-term bank loans was the result of integration of GLP in April 2006.

         We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of June 30, 2006, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

ISSUANCE OF COMMON STOCK
------------------------

         See PART II Item 2 for issuance of common stock for the quarter ended June 30, 2006.

INFLATION
---------

         Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS
------------------------------

         All of the Company's revenues and a majority of its expenses in the quarter ended June 30, 2006 were denominated in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 8.0063 to
1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $378,670 during the second quarter of 2006. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

         The Company anticipates that it will be fully compliant with section 404 of the Sarbanes-Oxley Act of 2002 by the required date and it is in the process of reviewing its internal control systems in order to be compliant with
Section 404 of the Sarbanes Oxley Act. There were no changes to our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to affect materially, our internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 6. Management Discussion and Analysis" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of equity securities during the period covered by this report.

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5 -   OTHER INFORMATION

Not applicable.

ITEM 6 -   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.         Description
-----------         -----------

10.1 Acquisition Agreement, dated April 18, 2006, by and among American Oriental Bioengineering Inc. and Guangxi Lingfeng Pharmaceutical Company Limited (1)

10.8(A) Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering Inc. and Cosimo J. Patti

10.8(B) Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering Inc. and Xianmin Wang

10.8(C) Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering Inc. and Eileen Brody

31.1 Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------

(1) Incorporated by reference from the Current Report on Form 8-K filed on April 24, 2006

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 14, 2006



/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: August 14, 2006