Form 10-Q
period 2006-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2006-11-14
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

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
                                 Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date is stated below:

Title of each class of Common Stock       Outstanding as of September 30, 2006
-----------------------------------       ------------------------------------
Preferred Stock, $0.001 par value                        1,000,000
Common Stock, $0.001 par value                          63,865,788

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE

PART I -          FINANCIAL INFORMATION........................................3
         ITEM 1 -    FINANCIAL STATEMENTS......................................3
         ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................22
         ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK.....................................................39
         ITEM 4 -    CONTROLS AND PROCEDURES..................................39

PART II -         OTHER INFORMATION...........................................40
         ITEM 1 -    LEGAL PROCEEDINGS........................................40
         ITEM 1A -   RISK FACTORS.............................................40
         ITEM 2 -    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                     PROCEEDS.................................................40
         ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES..........................40
         ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......40
         ITEM 5 -    OTHER INFORMATION........................................40
         ITEM 6 -    EXHIBITS.................................................40


PART I - FINANCIAL INFORMATION

NOTE 17 - FINANCIAL STATEMENTS

                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                               ------
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2006              2005
                                                                      ------------      ------------
                                                                       UNAUDITED
CURRENT ASSETS
Cash and cash equivalents                                             $ 71,864,421      $ 57,532,049
Accounts  receivable, net of reserve of $40,428 and $266,248 at
   September 30, 2006 and December 31, 2005, respectively                9,556,783         8,168,420
Inventories, net of $870,297 and $842,112 provision for
   obsolete  inventories  at September 30, 2006 and December 31,
   2005, respectively                                                   12,590,684         4,916,500
Advances to suppliers and prepaid expenses                               2,475,692         3,494,320
Other receivables                                                          716,055           102,611
Due from employees                                                         857,440           409,159
Deferred consulting expenses                                               285,450           752,620
                                                                      ------------      ------------
           Total Current Assets                                         98,346,525        75,375,679
                                                                      ------------      ------------

LONG-TERM ASSETS
Plant and equipment, net                                                29,985,832        13,386,439
Land use rights, net                                                    32,739,015         7,925,763
Construction in progress                                                 1,635,041         1,655,349
Deferred tax assets                                                      1,712,047           614,336
License, net                                                               403,037           464,673
Goodwill                                                                 2,197,553                --
Long-term investment and advance                                           208,131                --
                                                                      ------------      ------------
           Total Long-Term Assets                                       68,880,656        24,046,560
                                                                      ------------      ------------

   TOTAL ASSETS                                                       $167,227,181      $ 99,422,239
                                                                      ============      ============

              See accompanying notes to the condensed consolidated financial statements




                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS



                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           2006              2005
                                                                       ------------      ------------
                                                                         UNAUDITED
CURRENT LIABILITIES
Accounts payable                                                       $  2,025,538      $  1,230,767
Other payables and accrued expenses                                       2,844,270         1,604,096
Taxes payable                                                             1,738,312         1,485,872
Short-term bank loans                                                     8,218,797         3,717,380
Current portion of long-term bank loans                                   1,307,577                --
Customer deposits                                                         1,754,576           355,975
Notes payable                                                               379,947                --
Stock to be issued                                                          228,642           141,044
Other liabilities                                                         1,455,471            27,036
                                                                       ------------      ------------
            Total Current Liabilities                                    19,953,130         8,562,170
                                                                       ------------      ------------

LONG-TERM LIABILITIES
Long-term bank loans                                                      1,052,290                --
Deferred tax liabilities                                                  4,980,999           232,505
Other liabilities                                                            12,642            23,018
                                                                       ------------      ------------
            Total Long-Term Liabilities                                   6,045,931           255,523
                                                                       ------------      ------------

   TOTAL LIABILITIES                                                     25,999,061         8,817,693
                                                                       ------------      ------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   1,000,000 shares issued and outstanding at September 30, 2006
   and December 31, 2005, respectively                                        1,000             1,000
Common stock, $0.001 par value; 150,000,000 shares authorized;
   63,865,788 and 57,109,188 shares issued and outstanding, at
   September 30, 2006 and December 31, 2005, respectively                    63,866            57,109
Additional paid-in capital                                               90,346,948        59,491,393
Retained earnings (the restricted portion of retained earnings is
   $4,104,115 at September 30, 2006 and December 31, 2005)               48,037,695        29,625,765
Accumulated other comprehensive income                                    2,778,611         1,429,279
                                                                       ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                              141,228,120        90,604,546
                                                                       ------------      ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $167,227,181      $ 99,422,239
                                                                       ============      ============

              See accompanying notes to the condensed consolidated financial statements




                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                                                  COMPREHENSIVE INCOME
                                                       (UNAUDITED)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                   -------------------------------       -------------------------------
                                                       2006               2005                2006               2005
                                                   ------------       ------------       ------------       ------------
REVENUES                                           $ 27,075,059       $ 13,407,237       $ 69,238,089       $ 34,962,489
COST OF GOODS SOLD                                    8,975,986          4,911,990         23,190,350         12,728,309
                                                   ------------       ------------       ------------       ------------
GROSS PROFIT                                         18,099,073          8,495,247         46,047,739         22,234,180

Selling and marketing                                 2,230,490            850,167          5,896,617          2,055,988
Advertising                                           3,607,212            756,541          8,844,564          2,160,625
General and administrative                            2,223,335          1,939,514          6,781,231          4,968,708
Depreciation and amortization                           685,329            310,267          1,756,574            919,195
                                                   ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                                9,352,707          4,638,758         22,768,753         12,129,664

INTEREST INCOME (EXPENSE), NET                          106,804            197,150            550,057             40,074
OTHER INCOME, NET                                         6,379                577             15,540             (6,700)
                                                   ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                            9,465,890          4,836,485         23,334,350         12,163,038

INCOME TAXES                                          1,915,266          1,126,721          4,922,419          2,914,367
                                                   ------------       ------------       ------------       ------------

NET INCOME                                            7,550,624          3,709,764         18,411,931          9,248,671
                                                   ------------       ------------       ------------       ------------

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain                       949,154          1,004,774          1,587,449          1,004,774
Income tax expense related to other
    comprehensive income                               (142,373)          (150,716)          (238,117)          (150,716)
                                                   ------------       ------------       ------------       ------------

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX            806,781            854,058          1,349,332            854,058
                                                   ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME                               $  8,357,405       $  4,563,822       $ 19,761,263       $ 10,102,729
                                                   ============       ============       ============       ============

NET INCOME PER SHARE
     BASIC                                         $       0.12       $       0.08       $       0.30       $       0.22
     DILUTED                                       $       0.12       $       0.08       $       0.30       $       0.22

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     BASIC                                           62,704,918         44,000,009         62,200,836         41,239,172
     DILUTED                                         62,849,767         44,076,235         62,328,290         41,267,329

                        See accompanying notes to the condensed consolidated financial statements




                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (UNAUDITED)

                                                                                   NINE MONTHS ENED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                      2006               2005
                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 18,411,931       $  9,248,671
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                      1,756,574            919,195
  Loss on disposal of plant and equipment                                                1,138                 --
  Gain on sale of marketable securities                                                   (843)                --
  Amortization of deferred consulting expenses                                         609,370            724,324
  Provision for doubtful accounts                                                     (226,360)           307,106
  Provision for obsolete inventories                                                    28,185            606,927
  Deferred taxes                                                                        32,146           (317,586)
  Common stock to be issued for services                                                87,598                 --
  Stock option compensation expense                                                    105,154             32,000
  Share of income from affiliated company                                               (8,133)                --

Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) Decrease In:
  Accounts receivable                                                                 (946,589)        (3,261,335)
  Inventories                                                                       (5,257,872)        (5,440,748)
  Advances to suppliers and prepaid expenses                                         1,386,841           (140,694)
  Other receivables                                                                     77,567            141,852
  Due from employees                                                                  (259,626)          (228,709)
Increase (Decrease) In:
  Accounts payable                                                                  (1,496,046)           620,502
  Other payables and accrued expenses                                                  (44,426)           369,620
  Taxes payable                                                                        252,440            134,712
  Customer deposits                                                                     41,381            141,550
  Other liabilities                                                                    593,912                 --
                                                                                  ------------       ------------
  Net cash provided by operating activities                                         15,144,342          3,857,387
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of construction in progress                                             (1,340,348)        (4,633,459)
  Purchases of plant and equipment                                                  (2,023,521)          (651,081)
  Purchase of land use right                                                           (15,492)                --
  Notes receivable                                                                      13,975                 --
  Purchase of subsidiary - GLP, net of cash acquired                               (18,074,187)                --
  Purchase of subsidiary - HQPL, net of cash acquired                               (3,986,501)                --
  Proceeds from sales of marketable securities                                           3,611                 --
                                                                                  ------------       ------------
  Net cash used in investing activities                                            (25,422,463)        (5,284,540)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term bank loans                                                1,882,903                 --
  Prepayments of short-term bank loans                                              (1,638,401)        (1,352,876)
  Proceeds from long-term bank loans                                                   968,994                 --
  Prepayments of long-term bank loans                                                 (604,886)                --
  Repayment of notes payable                                                        (1,606,692)                --
  Repayments of capital lease                                                           (9,726)           (10,395)
  Cash proceeds from private placement, net                                         24,974,955                 --
  Proceeds from exercise of warrants                                                        --         11,011,000
  Repayments to officers                                                                    --         (1,404,522)
                                                                                  ------------       ------------
  Net cash provided by financing activities                                         23,967,147          8,243,207
                                                                                  ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           13,689,026          6,816,054
  Effect of exchange rate changes on cash                                              643,346            854,058
  Cash and cash equivalents, beginning of year                                      57,532,049         11,404,149
                                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 71,864,421       $ 19,074,261
                                                                                  ============       ============

                     See accompanying notes to the condensed consolidated financial statements

                                                       -6-

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 -   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

NOTE 3 -   SIGNIFICANT ACCOUNTING POLICIES AND NEW PRONOUNCEMENT

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES - Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

REVENUE RECOGNITION - The Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to customers is fixed and collectibility is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from customer, product delivery is evidenced by warehouse shipping log as well as bill of lading from the trucking company and no product return is allowed.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

STOCK BASED COMPENSATION - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after September 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No.
123. The adoption of SFAS No. 123R was required in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

The fair value of the stock based compensation expense for the three and nine months ended September 30, 2006 was $34,352 and $105,154, respectively.

NEW ACCOUNTING PRONOUNCEMENT - SFAS No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provision of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
NOTE 4 -   EARNINGS PER SHARE

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

Basic and diluted earnings per share are calculated as follows:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                   2006              2005            2006             2005
                                                -----------      -----------      -----------      -----------
Basic:
Income applicable to common shareholders        $ 7,550,624        3,709,764      $18,411,931        9,248,671
Weighted average shares outstanding
during the period                                62,704,918       44,000,009       62,200,836       41,239,172
                                                -----------      -----------      -----------      -----------
   Basic earnings per share                     $      0.12             0.08      $      0.30             0.22
                                                ===========      ===========      ===========      ===========
Diluted:
Income applicable to common shareholders        $ 7,550,624        3,709,764      $18,411,931        9,248,671
Weighted average shares outstanding
during the period                                62,704,918       44,000,009       62,200,836       41,239,172
Effect of dilutive securities:
   Stock options                                     48,892           16,077           48,312               --
   Warrants                                          95,957           60,149           79,142           28,157
                                                -----------      -----------      -----------      -----------
Diluted weighted common shares outstanding       62,849,767       44,076,235       62,328,290       41,267,329
                                                ===========      ===========      ===========      ===========

   Diluted earnings per share                   $      0.12             0.08      $      0.30             0.22
                                                ===========      ===========      ===========      ===========

NOTE 5 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at September 30, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 6 -   FOREIGN CURRENCY CONVERSION

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People's Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the periods.

                                                     2006               2005
                                                 ------------      -------------
Quarter end RMB : US$ exchange rate                 7.9087             8.0920
Average  RMB : US$ exchange rate                    7.9522             8.1843

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 -   INVENTORIES

The Company maintained a higher inventory level at the beginning of its last fiscal quarter and acquired more raw materials prior to the winter season. Included in September 30, 2006 inventories were also $2,986,210 from GLP, a new subsidiary acquired in April 2006.

Inventories as of September 30, 2006 and December 31, 2005 are summarized as follows:

                                 September 30, 2006       December 31, 2005
                                --------------------     --------------------
                                     Unaudited
Raw materials                   $         9,754,055      $         3,759,549
Work in progress                          1,274,192                  607,835
Finished goods                            1,562,437                  549,116
                                --------------------     --------------------
Total                           $        12,590,684      $         4,916,500
                                ====================     ====================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 8 -   LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of September 30, 2006 and December 31, 2005:

                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
                                              Unaudited
         Cost of land use rights             $ 33,486,954        $  8,261,485
         Less: Accumulated amortization          (747,939)           (335,722)
                                             ------------        ------------
         Land use rights, net                $ 32,739,015        $  7,925,763
                                             ============        ============

Amortization expenses for the three months ended September 30, 2006 and 2005 were $180,023 and $41,877, respectively. Amortization expenses for the nine months ended September 30, 2006 and 2005 were $402,184 and $125,674, respectively.

NOTE 9 -   PLANT AND EQUIPMENT

Plant and equipment consist of the following as of September 30, 2006 and December 31, 2005:

                                           September 30, 2006  December 31, 2005
                                           ------------------  -----------------
         At cost:                               Unaudited
           Buildings                          $ 24,990,897       $ 10,309,221
           Machinery and equipment              13,617,477          8,947,241
           Motor vehicles                          818,194            534,854
           Office equipment                        818,874            633,256
                                              ------------       ------------
                                                40,245,442         20,424,572
                                              ------------       ------------
         Less : Accumulated depreciation
           Buildings                            (2,140,341)        (1,274,135)
           Machinery and equipment              (7,128,205)        (5,050,858)
           Motor vehicles                         (468,461)          (308,984)
           Office equipment                       (522,603)          (404,156)
                                              ------------       ------------
                                               (10,259,610)        (7,038,133)
                                              ------------       ------------
         Plant and equipment, net             $ 29,985,832       $ 13,386,439
                                              ============       ============

Depreciation expense for the three months ended September 30, 2006 and 2005 were $481,727 and $245,480, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 were $1,283,985 and $725,396, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 10 -  DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 5.58% to 7.25% per annum. All the short-term bank loans are repayable within one year and are secured by fixed assets and land use rights owned by the Company. The increase in short-term bank loans is mainly from the acquisition of GLP. See Note 11.

Long-term bank loans include a mortgage obtained during this quarter for the expansion of our Hong Kong office and also loans from the acquisition of GLP. The mortgage loan bears 5.5% interest per annum and is repayable over 15 years. The current portion of the long-term bank loans is mainly from GLP and bears 6.138% interest per annum. The non-current portion of the long-term bank loans from GLP with interest rates ranging from 3% to 6.138% per annum and is repayable by December 2007. Long-term loans are secured by fixed assets and land use rights owned by the Company.

Notes payable are from the acquisition of GLP with interest rates ranging form 7.06% to 10.88% per annum. All notes payable are non-secured and repayable on demand.

Interest expense, which was paid quarterly, was $193,382 and $430,120 for the third quarter of 2006 and for the nine months ended September 30, 2006, respectively.

NOTE 11 -  ACQUISITIONS

HQPL ACQUISITION

On July 26, 2006, the Company signed a legally-binding acquisition agreement ("Acquisition agreement") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a Chinese distributor of pharmaceutical products. The Company paid $4 million cash to acquire 100% ownership of HQPL. HQPL owns a pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which is Good Service Practice ("GSP") certified as well as certified by the Chinese government. HQPL's pharmaceutical wholesale and retail network covers the entire country of China, and the Company is utilizing HQPL's network to exclusively distribute the Company's products.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)


At the closing, HQPL had no liabilities but had $16,693 in cash and $4,532,391 of fixed assets valued at fair value. With the total acquisition cost of $4,000,000, negative goodwill exists after the initial assignment of values to all assets acquired and liabilities assumed. The entire negative goodwill was subsequently used to decrease the values assigned to fixed assets. The pro forma effects of this acquisition are immaterial to the condensed consolidated financial statements. The following table shows the allocation of acquisition cost to the net assets acquired based on their fair values:

           Total cash consideration                          $        4,000,000
           Total assets acquired                                     (4,549,084)
           Fair value of liabilities assumed                             -
                                                             ------------------
           Negative goodwill                                 $         (549,084)
                                                             ------------------

           Fair value of fixed assets acquired               $        4,532,391
           Negative goodwill applied to fixed assets                   (549,084)
                                                             ------------------
           Adjusted basis of fixed assets                    $        3,983,307
                                                             ------------------

GLP ACQUISITION

On April 18, 2006, the Company acquired from the Guangxi Lingfeng Pharmaceutical Company Limited ("GLP") shareholder all of the issued and outstanding shares of capital stock of GLP. GLP is a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines and is based in Hezhou City, Guangxi, China. It has developed a product portfolio for the treatment of digestive and respiratory system illnesses and in the areas of pediatrics and gynecopathy. The acquisition cost was $18,861,546 in cash (including $151,172 of transaction costs) and 1,200,000 shares of the Company's common stock valued at the five day average closing share prices from April 7 to April 13, 2006, or, $4.70 per share for a total stock value of $5,640,000. The 1,200,000 shares were issued to the former shareholder of GLP on September 28, 2006. The results of operations for GLP for the period are included in the consolidated results of operations commencing April 19, 2006.

The accompanying condensed consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

The following represents the allocation of the acquisition cost to the net assets acquired based on their respective fair values:


           Land use right                             $     24,702,995
           Deferred taxation assets                          1,027,735
           Long term investment                                 86,067
           Construction in progress                            323,222
           Fixed assets                                      9,661,731
           Cash                                                787,360
           Accounts receivable                                 215,143
           Inventories                                       2,444,495
           Other receivables and prepayments                   439,884
           Notes receivable                                    597,568
           Other current assets                                152,082
                                                      -----------------
           Total assets purchased                           40,438,282
                                                      -----------------

           Short-term loan                                   4,128,726
           Accounts payables                                 2,290,818
           Advances from customers                           1,357,219
           Notes payable                                     1,986,639
           Other payables and accrued expense                  902,002
           Current portion of long-term loans                  623,675
           Payable to suppliers                                449,931
           Long term bank loans                              1,372,084
           Deferred tax payables                             4,408,256
           Other current liabilities                           614,939
                                                      -----------------
           Total liabilities assumed                        18,134,289
                                                      -----------------

           Net assets acquired                              22,303,993
           Total consideration paid                         24,501,546
                                                      -----------------

           Goodwill                                   $      2,197,553
                                                      -----------------

The following unaudited pro forma combined condensed statements of income for the period ended September 30, 2006 and 2005 have been prepared as if the acquisition had occurred on January 1, 2006 and 2005. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                            Pro Forma Combined
                                       Nine Months Ended September 30,
                                           2006             2005
                                       -----------      -----------
           REVENUES                    $71,576,288      $42,016,019

           GROSS PROFIT                 47,400,203       26,942,553

           INCOME FROM OPERATIONS       22,828,863       13,004,697

           NET INCOME                  $18,220,502      $ 9,615,747

           NET INCOME PER SHARE
                    BASIC              $      0.29      $      0.23
                    DILUTED            $      0.29      $      0.23

                    BASIC               63,387,650       42,439,172
                    DILUTED             63,515,103       42,467,329


NOTE 12 -  LONG-TERM INVESTMENT AND ADVANCE

Long-term investment and advance represents GLP's investment in Hezhou QiLi Color Printing Co., Ltd. ("QiLi"). GLP owns a 40% equity interest of QiLi and accounts for the investment using the equity accounting method. The carrying value of this long-term investment was $94,332 as of September 30, 2006, which included $1,706 of equity income during the third quarter of 2006. GLP also advanced $113,799 to QiLi as of September 30, 2006.

NOTE 13 -  SHAREHOLDERS' EQUITY

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

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

        The following tables summarize the movement of the two categories of outstanding warrants:

Investor Warrants                        No. of Warrants     Exercise Price
-----------------                        ---------------     --------------
Outstanding January 1, 2006 ..........      2,092,020          $   6.50
      Granted ........................      1,657,980          $   6.50
      Exercised ......................             --             --
      Cancelled ......................             --             --
                                            ---------          ---------
Outstanding as of September 30, 2006..      3,750,000          $   6.50
                                            =========          =========

Placement Agent Warrants                 No. of Warrants     Exercise Price
------------------------                 ---------------     --------------
Outstanding January 1, 2006 ..........        634,579          $   4.80
      Granted ........................        502,921          $   4.80
      Exercised ......................             --             --
      Cancelled ......................             --             --
                                            ---------          ---------
Outstanding as of September 30, 2006..      1,137,500          $   4.80
                                            =========          =========

Also see Note 17 on subsequent events related to the exercise of warrants.

B. Issuance of Restricted Common Stock
--------------------------------------

On April 25, 2006, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered and to be rendered in 2006. The agreement was originally entered into in December 2005 and amended in April 2006. According to the agreement, the Company pays to the consulting firm a $2,500 retainer per month, 30,000 shares of restricted common stock and an initial retainer of $10,000. The agreement also includes the payment of fees if certain investment banking services are provided. The Company recorded deferred consulting expenses of $142,200 in connection with the issuance of the 30,000 shares of restricted common stock, which will be amortized over a one-year service period. The Company recognized $106,650 in consulting expenses for the nine months ended September 30, 2006 and the deferred consulting expenses were $35,550 as of September 30, 2006.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

On September 28, the Company issued 1,200,000 shares of restricted common stock to the former sole shareholder of GLP. The shares issued were part of the total consideration for the acquisition of GLP. See Note 11.

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

In September 2004, the employment agreements for certain executive employees of the Company were amended to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the employees would not be entitled to their quarterly stock options. For nine months ended September 30, 2006, according to the employment agreements as amended, the Company granted a total of 27,035 stock options to four of the Company's officers and directors under the agreements.

        The following table summarizes the stock option activity:

                                                         Weighted Average
                                           Activity       Exercise Price
                                          ----------      --------------
Outstanding as of January 1, 2006 ....      68,925          $   2.00
      Granted ........................      27,035          $   2.00
      Exercised ......................          --             --
      Cancelled ......................          --             --
                                          --------          --------
Outstanding as of September 30, 2006..      95,960          $   2.00
                                          ========          ========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

        The following table summarizes information about stock options outstanding as of September 30, 2006:

                                          Options Outstanding                             Options Exercisable
                      ------------------------------------------------------------ -----------------------------------
                                                            Weighted Average
Range of Exercise     Number of    Weighted Average      Remaining Contractual        Number of     Weighted Average
       Prices           Shares       Exercise Price         Life (in years)            Shares        Exercise Price
----------------------------------------------------------------------------------------------------------------------
       $2.00            95,960           $2.00                    3.52                 95,960             $2.00
                      ------------                                                 --------------
                        95,960                                                         95,960
                      ============                                                 ==============

         The weighted average fair value per share of the 95,960 options issued under the Plan is $3.32 per share.

D. Common Stock to be Issued
----------------------------

For nine months ended September 30, 2006, the Company recorded general and administrative expenses of $87,598 for stock compensation in connection with the services rendered by three of the Company's independent directors. The total accrual through September 30, 2006 for such services was $ 228,642 and included in the amount was $141,044 relating to stock compensation prior to 2006. An aggregate number of 48,378 shares were to be issued to our independent directors as of September 30, 2006. All common stock to be issued is expected to be issued before year end of 2006.

NOTE 14 -  CONTINGENCY AND COMMITMENTS

Capital Commitment
------------------

The Company entered into an unconditional purchase commitment for construction of manufacturing facilities in Harbin and Guangxi, China. As of September 30, 2006, the future obligations of the Company under this commitment are as follows:

         Within one year                        $      112,094
         Thereafter                                          -
                                                ---------------
         Total                                  $      112,094
                                                ---------------

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

Purchase Commitment
-------------------

The Company entered into an unconditional purchase commitment for raw materials and packing materials. As of September 30, 2006, the future obligations of the Company under this commitment are as follows:


Within one year                                 $     1,232,061
Thereafter                                                    -
                                                ----------------
Total                                           $     1,232,061
                                                ----------------

NOTE 15 -  REPORTING SEGMENTS

The Company operates in two business segments: the development, production, and sale of plant based pharmaceutical ("PBP") products and plant based nutraceutical ("PBN") products.

PBPs are composed of the leaves and roots of one or more plants and do not use synthetic chemicals. Each PBP has a certain medicinal function and treats one or more illnesses or symptoms of illnesses. Our PBPs are both prescription-based and over-the-counter. All PBPs require approval from the China's State Food and Drug Administration before they may be sold.

PBNs, also frequently referred to as "dietary supplements" or "nutritional supplements", are essentially prophylactic or preventive. PBNs are also composed of the leaves and roots of one or more plants. All PBNs are available over-the-counter, without a prescription and, in China, they require approval from only the local government before they may be sold.

For the three and nine months ended September 30, 2006, and 2005, the Company's sales revenue from PBP products and PBN products are as follows:

  Product     Three Months Ended September 30,   Nine Months Ended September 30,
                ----------------------------      ----------------------------
                   2006              2005            2006              2005
                -----------      -----------      -----------      -----------
PBP products    $19,888,356      $ 8,626,712      $48,200,312      $22,052,419
PBN products      7,186,703        4,780,525       21,037,777       12,910,070
                -----------      -----------      -----------      -----------

TOTAL           $27,075,059      $13,407,237      $69,238,089      $34,962,489
                ===========      ===========      ===========      ===========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
NOTE 16 -   INCOME TAX

The Company has not recorded a provision for federal income tax for the period ended September 30, 2006 due to the net operating loss carry forward in the United States. In accordance with the relevant tax laws and regulations of the People's Republic of China ("PRC"), the Corporate Income Tax rate ("CIT") applicable to our subsidiaries in the PRC range from 0% to 33%. The newly acquired GLP is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Harbin Bioengineering, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is being considered a high technology company by the Chinese government. HSPL does not qualify for any tax concession and has a 33% tax rate. The effective tax rate is approximately 20% for the quarter ended September 30, 2006.

The Company's tax expense differs from the "expected" tax expense for the three and nine months ended September 30, 2006 and 2005 as follows:

                               Three Months Ended September 30,     Nine Months Ended September 30,
                                 -----------------------------       -----------------------------
                                     2006              2005              2006             2005
                                 -----------       -----------       -----------       -----------
Computed "expected" expense      $ 1,904,773       $ 1,126,721       $ 5,007,565       $ 2,902,416
Permanent difference                 (10,493)               --           (85,146)           11,951
                                 -----------       -----------       -----------       -----------
Income tax expense               $ 1,915,266       $ 1,126,721       $ 4,922,419       $ 2,914,367
                                 ===========       ===========       ===========       ===========


The provisions for income taxes for each of the three and nine months ended
September 30, 2006 and 2005 are summarized as follows:

                               Three Months Ended September 30,     Nine Months Ended September 30,
                                 -----------------------------       -----------------------------
                                     2006              2005              2006             2005
                                 -----------       -----------       -----------       -----------
Current                          $ 1,904,773       $ 1,225,393       $ 4,890,273       $ 3,231,953
Deferred                             (10,493)          (98,672)           32,146          (317,586)
                                 -----------       -----------       -----------       -----------
Total                            $ 1,915,266       $ 1,126,721       $ 4,922,419       $ 2,914,367
                                 ===========       ===========       ===========       ===========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of September 30, 2006 and December 31, 2005 are as follows:

                                              September 30,     December 31,
                                                  2006              2005
                                              -----------       -----------
Deferred taxation assets
  Bad debt                                    $   247,834       $   137,043
  Amortization                                     78,223            26,583
  Other costs                                     702,248            81,917
  Stock provision                                 511,089           261,878
  Depreciation                                    172,653           106,915
  Net operating loss c/f                               --           133,649
                                              -----------       -----------
                                                1,712,047           747,985
  Valuation allowance                                  --          (133,649)
                                              -----------       -----------
  Total deferred taxation assets                1,712,047           614,336

Deferred taxation liabilities
  Over accrual of welfare                        (138,747)          (98,638)
  Amortization                                   (156,563)          (95,814)
  Depreciation                                    (43,271)          (38,053)
  Government grant                               (820,898)               --
  GLP acquisition                              (3,540,046)               --
  Others                                         (281,474)               --
                                              -----------       -----------
  Total deferred taxation liabilities          (4,980,999)         (232,505)
                                              -----------       -----------
Net deferred taxation assets/liabilities      $(3,268,952)      $   381,831
                                              ===========       ===========


NOTE 17 -  SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company received a total of $347,112 in association with the exercise of warrants to purchase 61,248 shares of our common stock. The number of warrants outstanding as of the date of this report is 4,826,252.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and (2) the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. Readers should carefully review the risk factors disclosed in Form 10-KSB for the year ended December 31, 2005 and other documents filed by the Company with the SEC.

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

         At September 30, 2006, the Company provided a $40,428 reserve against accounts receivable. Management's estimate of the appropriate reserve on accounts receivable at September 30, 2006 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

         At September 30, 2006, the Company provided an allowance against its inventories amounting to $870,297. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

         FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements although SFAS No. 157 applies to and amends the provision of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for, SFAS No. 123 (R), share-based payment and related pronouncements, the practicability expectations to fair value determinations allowed by various other authoritative pronouncements, and AICPA statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO
----------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2006 and 2005:

                                              Three Months Ended                      Three Months Ended
                                                 September 30,                           September 30,
                                        -------------------------------       -----------------------------------
                                            2006               2005               2006                  2005
                                        ------------       ------------       --------------       --------------
REVENUES                                $ 27,075,059       $ 13,407,237              100   %              100   %
COST OF GOODS SOLD                         8,975,986          4,911,990            33.15                36.64
                                        ------------       ------------       --------------       --------------
GROSS PROFIT                              18,099,073          8,495,247            66.85                63.36
     Selling and marketing                 2,230,490            850,167             8.24                 6.34
     Advertising                           3,607,212            756,541            13.32                 5.64
     General and administrative            2,223,335          1,939,514             8.21                14.47
     Depreciation and amortization           685,329            310,267             2.53                 2.31
                                        ------------       ------------       --------------       --------------
INCOME FROM OPERATIONS                     9,352,707          4,638,758            34.54                 34.6
     Interest income, net                    106,804            197,150             0.39                 1.47
     Other income, net                         6,379                577             0.02                 0.00
                                        ------------       ------------       --------------       --------------
INCOME BEFORE INCOME TAXES                 9,465,890          4,836,485            34.96                36.07
     Income taxes                         (1,915,266)        (1,126,721)            7.07                 8.40
                                        ------------       ------------       --------------       --------------
NET INCOME                              $  7,550,624       $  3,709,764            27.89   %            27.67   %
                                        ============       ============       ==============       ==============

NET INCOME PER SHARE
     BASIC                              $       0.12       $       0.08
                                        ============       ============
     DILUTED                            $       0.12       $       0.08
                                        ============       ============

Revenue
-------

Revenues for the third quarter of 2006 were $27,075,059, an increase of $13,667,822 over revenues for the third quarter of 2005. Revenues by business segment were as follows:


                Three Months Ended September 30,     Increase/       Increase/
Product              2006            2005           (Decrease)      (Decrease)
------------     -----------      -----------      -----------      -----------
PBP products     $19,888,356      $ 8,626,712      $11,261,644              131%
PBN products       7,186,703        4,780,525        2,406,178               50%
                 -----------      -----------      -----------      -----------
TOTAL            $27,075,059      $13,407,237      $13,667,822              102%
                 ===========      ===========      ===========      ===========

Sales of our Plant Based Pharmaceutical (PBP) products increased by $11,261,644, or 131%, as compared to the same period during 2005 primarily due to the following factors:

         o The sales of our Shuanghuanglian Injection Powder increased from $4,280,866 in the three months ended September 30, 2005 to $6,485,877 in the corresponding period during 2006, or 52%. This increase is due to our continuous marketing efforts, effective pricing strategy as well as expanding coverage to the previously unaddressed rural market;
         o The sales of our Cease Enuresis Soft Gel by increased 74% from $2,526,620 in the third quarter of 2005 to $4,401,595 in the same period during 2006. The increase in sales of this product was due primarily to our continuous marketing efforts with respect to the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market;
         o The sales revenue from our UrinStopper Patch, a new product launched in 2005, also increased from $508,654 in the third quarter of 2005 to $2,208,402 in the same quarter during 2006, or 334%. This was attributable to improved recognition of our new product supported by our marketing campaigns;
         o Sales revenues from other PBP products in the same period also increased by $295,860, or 23%, due primarily to the increased sales of our Double Ginseng Yishen Grain product; and
         o        Our newly acquired Guangxi Lingfeng Pharmaceutical Co. Ltd.
                  (GLP) has also contributed $5,186,049 to our revenue for the three month ended September 30, 2006. It represents an increase of 70% as compared to the sales recorded in last quarter. GLP was not a subsidiary during the same period last year.

Sales from our Plant Based Nutraceutical (PBN) products increased to $7,186,703 in the third quarter of 2006 from $4,780,525 in the same period during 2005, representing a growth of 50% and it is primarily due to the following factors:

         o Sales of our Protein Peptide series of products increased by 82%, from $3,497,270 during the three months ended September 30, 2005 to $6,379,852 in the same period of 2006. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder;
         o Sales of other PBN products increased from $357,959 in the third quarter of 2005 to $398,078 in the same period during 2006, or an increase of 11%, due primarily to increased sales of our Vitamate nutritional oral liquid product; and
         o Increase in sales of PBN products was partially offset by the decrease in sales of our Compound Bio-functional beverage series from $925,295 in the third quarter of 2005 to $408,773 in the same quarter during 2006, representing a decrease of 56%. The decrease mainly resulted from reduced marketing efforts made for this product during the period.

Cost of Goods Sold and Gross Profit
-----------------------------------

Cost of goods sold was $8,975,986 for the three months ended September 30, 2006, compared to $4,911,990 for the three months ended September 30, 2005. Expressed as a percentage of revenues, cost of goods sold was 33.15% for the three months ended September 30, 2006, compared to 36.64% for the three months ended September 30, 2005. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

Cost of goods sold for the quarters ended September 30, 2006 and 2005 by product categories were as follows:


                Three Months Ended September 30,   Increase/       Increase/
Product              2006            2005         (Decrease)      (Decrease)
-------------     ----------      ----------      ----------      ----------
PBP products      $6,460,070      $3,198,873      $3,261,197            102%
PBN products       2,515,916       1,713,117         802,799             47%
                  ----------      ----------      ----------      ----------
TOTAL             $8,975,986      $4,911,990      $4,063,996             83%
                  ==========      ==========      ==========      ==========

The cost of goods sold of PBP and PBN products increased by 102% and 47%, respectively, in the three months ended September 30, 2006 compared to the same quarter of 2005. These increases are attributed to our increase in sales.

Gross profit increased $9,603,826, or 113%, for the three months ended September 30, 2006 over the three months ended September 30, 2005. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP and PBN businesses.

Gross profit as a percentage of net revenues increased from 63.36% in the comparable period of the prior year to 66.85% due to the reductions in cost of goods sold as a percentage of revenues discussed above and improved operational efficiency.

Selling and Marketing
---------------------

         Selling and marketing expenses, including distribution expenses, increased from $850,167 in the three months ended September 30, 2005 to $2,230,490 in the same period of 2006, representing a 162% increase. The details of our sales and marketing expenses were as follows:


                                            Three Months Ended September 30,            Increase/   Increase/
                                                2006                  2005             (Decrease)  (Decrease)
                                           ---------------     --------------------  ---------------------------
Payroll                                    $     437,780               204,708             233,072     114%
Transportation                                   487,702               180,623             307,079     170%
Promotional materials and fees                   659,237               120,638             538,599     446%
Offices and sundries                             113,897                27,358              86,539     316%
AOBO Hong Kong marketing                          49,551                 3,319              46,232   1,393%
AOBO US marketing                                      -                 3,484              (3,484)   (100%)
Other                                            482,323               310,037             172,286      56%
                                           ---------------     --------------------  ---------------------------
      TOTAL                                $   2,230,490               850,167           1,380,323     162%
                                           ===============     ====================  ===========================

         Our increase in selling and marketing expenses in the quarter ended September 30, 2006 compared to the same quarter during 2005 was primarily due to the following factors:

         o An increase in our payroll expenses for Harbin Bioengineering by 104% due to an increase in the number of employees and average salaries for people working in marketing and distribution. Payroll expenses for HSPL increased by 11% compared with the same quarter during 2005. GLP, our newly acquired subsidiary, has also incurred $61,137 of payroll expenses during the third quarter of 2006.

         o Transportation expenses for Harbin Bioengineering increased by 77% in the third quarter of 2006 compared to the same period during 2005. Transportation expenses for HSPL increased by $119,263, or 256%. These increases resulted primarily from the growth in sales reflected in the increase in our sales revenue. GLP also added $44,250 of transportation expenses in the third quarter of 2006. GLP was not a subsidiary during the same period of 2005.

         o Harbin Bioengineering increased its promotional materials and fees expenses by $178,211, or 148% in the quarter ended September 30, 2006 compared to the same quarter during 2005. This increase reflects increased spending in marketing communications to increase market awareness of our brand and products. We launched more marketing campaigns in more cities in the third quarter of 2006 compared to the same quarter of 2005. GLP spent $360,388 on its promotional materials and fees during the third quarter of 2006, which contributed 55% to this category of expenses.

         o Harbin Bioengineering's office and sundries expenses decreased by 23% in the third quarter of 2006 compared to the same period during 2005 due to increased control on the administrative expenses. However, HSPL's office sundries expenses increased by $90,782, or 1,919%, in the third quarter of 2006 as compared to the same period during 2005. The increase resulted primarily from the cost related to continued development and implementation of HSPL's branding and marketing campaigns that was not implemented during the same period of 2005. In addition, GLP incurred $876 in its office and sundries expenses.

         o Marketing expenses increased also as a result of the opening of our AOBO Hong Kong specialty store in August 2005 and introducing products into many chain stores owned by chain pharmacies. To support the sales at these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities during the third quarter of 2006.

         o As a result of the increase in selling and distribution expenses by both HSPL and Harbin Bioengineering, as well as the integration of GLP, our overall selling and marketing expenses increased by 162% in the third quarter of 2006 as compared to the same quarter during 2005.

Advertising
-----------

         Advertising expenses increased by $2,850,671, from $756,541 in the third quarter of 2005 to $3,607,212 in the same quarter of 2006. The increase in advertising expenses resulted from an increase in promotional efforts in the third quarter of 2006 to promote the Company's Shuanghuanlian Injection powder and Cease Enuresis Soft Gel and media advertisement in Protein Peptide product series as well as our UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the third quarter of 2006 compared to the third quarter of 2005. GLP, our new acquired subsidiary, incurred $1,226,080 in advertising expenses during the third quarter of 2006. GLP was not a subsidiary in the third quarter of 2005.

General and Administrative
--------------------------

         General and administrative expenses increased from $1,939,514 in the third quarter of 2005 to $2,223,335 in the same quarter of 2006, or a 15% increase. The details of general and administrative expenses were as follows:


                                       Three Months Ended September 30,        Increase/    Increase/
                                            2006             2005             (Decrease)   (Decrease)
                                        -----------       -----------       ------------------------
  Payroll                               $   384,440       $   201,192           183,248         91%
  Directors' remuneration                   143,417            91,750            51,667         56%
  Stock compensation - directors             34,352            32,000             2,352          7%
  Stock compensation - consultants           83,300           209,708          (126,408)       (60%)
  Office rental                              94,180            67,910            26,270         39%
  Professional fees                         446,739           595,691          (148,952)       (25%)
  Office sundries                           124,484            25,846            98,638        382%
  Transportation                             19,961             1,521            18,440      1,212%
  Vehicles                                   28,448            16,871            11,577         69%
  Utilities                                  57,595            44,821            12,774         29%
  Research                                  200,306           116,816            83,490         71%
  Business entertainment                     94,106            66,672            27,434         41%
  Provision for bad debts                  (187,988)         (266,280)           78,292        (29%)
  Miscellaneous                             699,995           734,996           (35,001)        (5%)
                                        -----------       -----------       -----------
TOTAL                                   $ 2,223,335       $ 1,939,514           283,821         15%
                                        ===========       ===========       ===========

         Our increase in general and administrative expenses in the three months ended September 30, 2006 compared to the same period during 2005 was primarily due to the following factors:

         o An increase in general and administrative expenses incurred in the AOBO Hong Kong office of 78% as compared to the same period during 2005. The increase resulted primarily from additional personnel and facility expenses as well as fees paid for professional services.

         o Payroll expenses at Harbin Bioengineering increased by 42% compared with the third quarter during 2005, as a result of an increased number of employees. Our payroll expenses in HSPL increased by 79% compared to the third quarter of 2005 due to increased number of employees in administrative departments of HSPL. Payroll expenses at GLP, our newly acquired subsidiary, were $62,940 for the third quarter of 2006.

         o Research expenses at Harbin Bioengineering increased by 71% compared with the third quarter during 2005, reflecting the devotion of additional resources to research on new product development. In the same period, research expenses at HSPL increased by 27%, due to investment in research of improving our existing products. GLP has also spent $4,271 in research expenses for the quarter ended September 30, 2006.

         o Expenses for office sundries at Harbin Bioengineering increased by $72,734, or 390% compared with the same quarter of 2005, as a result of increased general and administrative activities to support our sales growth. In the same period, expenses for office sundries at HSPL increased by $4,259. In addition, GLP contributed $20,481 in office sundries during the third quarter of 2006.

         o The company made general provision for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts . The company reversed $177,869 provision for bad debts during the quarter based on the improved aging analysis.

         o Other expenses at Harbin Bioengineering increased by $65,692, or 44% in the third quarter of 2006 compared with the same quarter during 2005. This increase was due to increases in maintenance expenses and traveling expenses of $49,520 and $38,090, respectively, as a result of increase in business activities to support our rapid growth. However, other expenses at HSPL decreased by $381,957, or 74% in the third quarter of 2006 against the same quarter of 2005 due primarily to the $475,376 stock provision provided during the third quarter of 2005 that did not recur during the same period of 2006. Other expenses at GLP for the third quarter this year were $174,089, consisted mainly of insurance cost and consumable amortization expenses. GLP's other expenses accounted for 25% of the total cost in this category.

         o The increase in general and administrative expenses in other subsidiaries was offset by that in the AOBO US office of 32% as compared to the same period last year. During the third quarter of 2005, stock-based compensation for consultants decreased by 60% because some of the expenses for consultants were fully amortized earlier and as a result, such expenses did not recur in the third quarter of 2006. Professional fees for the third quarter of 2006 also decreased by 43% as compared to the same quarter during 2005 as a result of an increase in our use of audit and consultancy services in connection with the listing of our stock on the American Stock Exchange and a $60.0 million private placement in December 2005, such additional services were not used during the third quarter of 2006.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expenses increased by $375,062, or 121%, in the quarter ended September 30, 2006 compared to the same quarter during 2005. The increase was mainly due to the integration of GLP with the net book value of $9,620,614 in fixed assets and $24,632,932 in intangible assets. The depreciation and amortization expenses at GLP amounted to $300,459 for the third quarter of 2006.

Interest Income, Net
--------------------

         Net interest income was $106,804 for the three months ended September 30, 2006, compared to net interest income of $197,150 for the three months ended September 30, 2005. There were no significant fluctuations in interest expense incurred by us. The decrease in interest income was the result of some cash being used for HQPL acquisition during the third quarter of 2006.

Other Income, Net
-----------------

         Other income, net, was a net income of $6,379 for the three months ended September 30, 2006, compared to a net income of $577 for the three months ended September 30, 2005. This was resulted primarily from our investment income of $2,792 and a sundry income of $2,387 during the third quarter of 2006 that was not incurred during the same quarter of 2005.

Income Taxes
------------

         Income tax expense for the quarter ended September 30, 2006 was $1,915,266 as compared to $1,126,721 for the quarter ended September 30, 2005. The increase was due to the increase in pre-tax income of Harbin Bioengineering and HSPL. The Company's effective tax rate for this quarter was 20%.During this period, income tax was provided for at 15% of pre-tax income for Harbin Bioengineering and 33% of pre-tax income for HSPL under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE
--------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended September 30, 2006 and 2005:

                                              Nine months Ended                  Nine months Ended
                                                 September 30,                      September 30,
                                        -------------------------------       -------------------------
                                            2006               2005              2006          2005
                                        ------------       ------------       -----------   -----------
REVENUES                                $ 69,238,089       $ 34,962,489             100%          100%
COST OF GOODS SOLD                      $ 23,190,350       $ 12,728,309            33.49         36.41
                                        ------------       ------------       -----------   -----------
GROSS PROFIT                              46,047,739         22,234,180            66.51         63.59
     Selling and marketing                 5,896,617          2,055,988             8.52          5.88
     Advertising                           8,844,564          2,160,625            12.77          6.18
     General and administrative            6,781,231          4,968,708             9.79         14.21
     Depreciation and amortization         1,756,574            919,195             2.54          2.63
                                        ------------       ------------       -----------   -----------
INCOME FROM OPERATIONS                    22,768,753         12,129,664            32.88         34.69
     Interest income, net                    550,057             40,074             0.79          0.11
     Other income (expense), net              15,540             (6,700)            0.02         (0.02)
                                        ------------       ------------       -----------   -----------
INCOME BEFORE INCOME TAXES                23,334,350         12,163,038            33.70         34.79
     Income taxes                         (4,922,419)        (2,914,367)            7.11          8.34
                                        ------------       ------------       -----------   -----------
NET INCOME                              $ 18,411,931       $  9,248,671            26.59%        26.45%
                                        ============       ============       ===========   ===========

NET INCOME PER SHARE
     BASIC                              $       0.30       $       0.22
                                        ============       ============
     DILUTED                            $       0.30       $       0.22
                                        ============       ============

Revenues
--------

Revenues for the first nine months of 2006 were $69,238,089, an increase of $34,275,600 over revenues for the same period of 2005. Revenues by business segment were as follows:

                 Nine months Ended September 30,      Increase/      Increase/
Product               2006            2005           (Decrease)     (Decrease)
------------      -----------      -----------      -----------    -----------
PBP products      $48,200,312      $22,050,721      $26,149,591           119%
PBN products       21,037,777       12,911,768        8,126,009            63%
                  -----------      -----------      -----------    -----------
TOTAL             $69,238,089      $34,962,489      $34,275,600            98%
                  ===========      ===========      ===========    ===========

Sales of our Plant Based Pharmaceutical (PBP) products increased by $26,149,591, or 119%, as compared to the same period during 2005 primary due to the following factors:

         o The sales of our Shuanghuanglian Injection Powder increased from $10,933,570 in the nine months ended September 30, 2005 to $17,979,578 in the corresponding period during 2006, or 64%. This increase is due to our continuous marketing efforts, effective pricing strategy as well as expanding coverage to the previously unaddressed rural market;

         o The sales of our Cease Enuresis Soft Gel increased by 108% from $6,140,472 in the first nine months of 2005 to $12,756,181 in the same period during 2006. The increase in sales of this product was due primarily to our continuous marketing efforts with respect to the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market;
         o The sales revenue from our UrinStopper Patch, a new product in 2005, also increased from $1,185,821 in the first nine months of 2005 to $4,105,238 in the same period during 2006, or 246%. This was attributable to improved recognition of our new product supported by our marketing campaigns;
         o Sales revenues from other PBP products in the same period also increased by $1,332,508, or 35%, due primarily to the increased sales of our Double Ginseng Yishen Grain product; and
         o Our newly acquired Guangxi Lingfeng Pharmaceutical Ltd. (GLP) has also contributed $8,235,950 to our revenue for the nine months ended September 30, 2006. The Company started consolidating GLP's results in May 2006. GLP was not a subsidiary during the same period last year.

Sales from our Plant Based Nutraceutical (PBN) products increased to $21,037,777 in the first nine months of 2006 from $12,911,768 in the same period during 2005, representing a growth of 63% and it is primarily due to the following factors:

         o Sales of our Protein Peptide series of products, increased by 93%, from $9,246,166 during the nine months ended September 30, 2005 to $17,887,827 in the same period of 2006. This increase was mainly attributable to increased sales of two products, peptide coffee and peptide tablets, of $867,917 and $7,107,222, respectively, in the nine months ended September 30, 2006 as compared to the same period of 2005;
         o Sales of other PBN products increase from $1,046,107 in the first nine months of 2005 to $1,655,066 in the same period during 2006, or an increase of 58%, due primarily to increased sales of our Vitamate nutritional oral liquid product; and
         o Increase in sales of PBN products was partially offset by the decrease in sales of our Compound Bio-functional beverage series which decreased from $2,619,495 in the first nine months of 2005 to $1,494,884 in the same period during 2006, representing a decrease of 43%. The decrease mainly resulted from reduced marketing efforts made for this product during the period.

Cost of Goods Sold and Gross Profit
-----------------------------------

Cost of goods sold was $23,190,350 for the nine months ended September 30, 2006, compared to $12,728,309 for the nine months ended September 30, 2005. Expressed as a percentage of revenues, cost of goods sold was 33.49% for the nine months ended September 30, 2006, compared to 36.41% for the nine months ended September 30, 2005. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

Cost of goods sold for the nine months ended September 30, 2006 and 2005 by product categories were as follows:


                     Nine months Ended September, 30,         Increase/       Increase/
Product                2006                  2005            (Decrease)      (Decrease)
-------------     ----------------     ----------------     ---------------------------
PBP products      $    16,036,858      $     8,184,755         7,852,103           96%
PBN products            7,153,492            4,543,554         2,609,938           57%
                  ----------------     ----------------     ---------------------------
TOTAL             $    23,190,350      $    12,728,309        10,462,041           82%
                  ================     =================     ===========================

The cost of goods sold of PBP and PBN products increased by 96% and 57%, respectively, in the nine months ended September 30, 2006 compared to the same period of 2005. These increases are attributed to our increase in sales.

Gross profit increased $23,813,559, or 107%, for the nine months ended September
30, 2006 over the nine months ended September 30, 2005. This increase reflected higher sales, improved margins and operating efficiencies generally across our PBP and PBN businesses.

Gross profit as a percentage of revenues increased from 63.59% in the comparable period of the prior year to 66.51% due to the reductions in cost of goods sold as a percentage of revenues discussed above and improved operational efficiency.

Selling and Marketing
---------------------

         Selling and marketing expenses, including distribution expenses, increased from $2,055,988 in the nine months ended September 30, 2005 to $5,896,617 in the same period of 2006, representing a 187% increase. The details of our sales and marketing expenses were as follows:

                                  Nine months Ended September 30,     Increase/       Increase/
                                       2006            2005          (Decrease)      (Decrease)
                                    ----------      ----------       ----------      ----------
Payroll                             $1,011,823      $  574,200         437,623             76%
Transportation                       1,397,918         538,512         859,406            160%
Promotional materials and fees       1,510,118         249,509       1,260,609            505%
Offices and sundries                   304,469         127,454         177,015            139%
AOBO Hong Kong marketing               126,443          11,550         114,893            995%
AOBO US marketing                           --           9,188          (9,188)          (100%)
Other                                1,545,846         545,575       1,000,271            183%
                                    ----------      ----------       ---------
      TOTAL                         $5,896,617      $2,055,988       3,840,629            187%
                                    ==========      ==========       =========

         Our increase in selling and marketing expenses in the nine months ended September 30, 2006 compared to the same period during 2005 was primarily due to the following factors:

         o An increase in payroll expenses for Harbin Bioengineering by 55%. Payroll expenses for HSPL increased by 46% compared with the same period of the prior year. These increases were primarily due to an increase in the number of employees working in marketing and distribution in the first nine months of 2006 compared to the same period during 2005. Our new subsidiary, GLP has also incurred $127,659 of payroll expenses during the second and the third quarter of 2006.

         o Transportation expenses for Harbin Bioengineering increased by 39% in the nine months of 2006 compared to the same period during 2005. This increase resulted primarily from the growth in sales reflected in the increase in our sales revenue. Transportation expenses for HSPL increased by $573,948, or 797%. This increase is due to the fact that during the first nine months of 2005, expenses for transportation at HSPL were especially low because HSPL was then a newly-acquired subsidiary. The increased expenses for the first nine months of 2006 reflect HSPL's operation as a fully-integrated part of the Company. Our new subsidiary, GLP also incurred $102,316 transportation expenses since its acquisition in the second quarter of 2006.

         o Harbin Bioengineering increased its promotional materials and fees expenses by $762,924, or 306% in the nine months ended September 30, 2006 compared to the same period during 2005. This increase represented increased spending in marketing communications to increase market awareness of our brand and products, especially for our peptide product series and our new products the Urinstopper Capsule and UrinStopper Patch. The promotional materials and fees at GLP were $497,686 for the nine months ended September 30, 2006, which accounted for 33% of this category of expenses.

         o Harbin Bioengineering's office and sundries expenses decreased by 25% in the first nine months of 2006 compared to the same period during 2005 due to increased control on the administrative expenses. However, HSPL's office and sundries expenses increased by $187,630, or 1,162%, in the first nine months of 2006 as compared to the same period during 2005. The increase resulted primarily from the cost related to continued development and implementation of HSPL's branding and marketing campaigns. In addition, GLP incurred $17,532 in office and sundries since its acquisition.

         o In the first nine months of 2006, our selling and marketing expenses for AOBO Hong Kong increased by 995%. This was because AOBO Hong Kong opened a specialty store in August 2005, and introduced products into many chain stores owned by chain pharmacies. To support the sales at these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities during the first nine months of 2006; we engaged in no such activities in the same period of 2005.

         o As a result of the increase in selling and marketing expenses by both Harbin Bioengineering and HSPL as well as the integration of GLP, our overall selling and marketing expenses increased by 187% in the first nine months of 2006 as compared to the same period during 2005.

Advertising
-----------

         Advertising expenses increased by $6,683,939, from $2,160,625 in the first nine months of 2005 to $8,844,564 in the same period during 2006. The increase in advertising expenses resulted from an increase in promotional efforts in the first nine months of 2006 to promote the Company's Shuanghuanlian Injection powder and Cease Enuresis Soft Gel and media advertisement on Protein Peptide product series as well as our UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the first nine months of 2006 compared to the same period during 2005. GLP, our newly acquired subsidiary in April 2006, incurred $1,749,000 in advertising expenses during the third quarter of 2006, and GLP was not a subsidiary in the third quarter of 2005.

General and Administrative
--------------------------

         General and administrative expenses increased from $4,968,708 in the nine months ended September 30, 2005 to $6,781,231 in the same period of 2006, or a 36% increase. The details of general and administrative expenses were as follows:

                                       Nine months Ended September 30,       Increase/      Increase/
                                           2006             2005            (Decrease)     (Decrease)
                                        -----------      -----------       -------------------------
  Payroll                               $ 1,005,561       $   651,055          354,506         54%
  Directors' remuneration                   371,917           301,750           70,167         23%
  Stock compensation - directors            192,752            32,000          160,752        502%
  Stock compensation - consultants          573,820           724,324         (150,504)       (21%)
  Office rental                             284,598           105,648          178,950        169%
  Professional fees                       1,276,005         1,120,352          155,653         14%
  Office sundries                           451,885           155,212          296,673        191%
  Transportation                             34,471             2,813           31,658      1,125%
  Vehicles                                   71,851            76,792           (4,941)        (6%)
  Utilities                                 170,744           125,601           45,143         36%
  Research                                  572,062           337,729          234,333         69%
  Business entertainment                    296,294           111,475          184,819        166%
  Provision for bad debts                  (264,928)          301,038         (565,966)      (188%)
  Miscellaneous                           1,744,199           922,919          821,280         89%
                                        -----------       -----------      -----------
TOTAL                                   $ 6,781,231       $ 4,968,708        1,812,523         36%
                                        ===========       ===========      ===========

         Our increase in general and administrative expenses in the nine months ended September 30, 2006 compared to the same period during 2005 was primarily due to the following factors:

         o An increase in general and administrative expenses incurred in the AOBO Hong Kong office of 121% as compared to the same period during 2005. The increase resulted primarily from additional personnel and facility expenses as well as fees paid for professional services related to our growth.

         o An increase in general and administrative expenses incurred in the AOBO US office of 11% as compared to the same period last year. In the second half of 2005, we increased the number of employees in AOBO US from three to five, and we increased the number of offices occupied by AOBO US from one to two. As a result, there were increases in expenses in the payroll, office rental, office sundries and other expense categories in the first nine months of 2006 as compared to the same period during 2005. Director remuneration increased by 23% as a result of the appointment of two new independent directors in the late third quarter of 2005 and during the third quarter of 2006, respectively. Stock-based compensation for directors was also initiated during that time. Stock-based compensation for consultants, however, decreased by 21% because some of the expenses for consultants were fully amortized earlier and as a result, such expenses did not recur in the first nine months of 2006. Professional fees for the first nine months of 2006 increased by 4% as compared to the same period during 2005 as a result of an increase in our use of professional services during the first nine months of 2006 as compared to the same period of 2005.

         o Payroll expenses at Harbin Bioengineering increased by 21% compared with the same nine months during 2005, as a result of an increased number of employees. Our payroll expenses in HSPL increased by 22% during that time, due to the additional employees in HSPL. Our newly acquired subsidiary in April, GLP, also incurred $120,104 in payroll expenses during the second and the third quarter of 2006. Our other recently acquired subsidiary, HQPL, also incurred $3,343 in payroll expenses during the third quarter of 2006.

         o Research expenses at Harbin Bioengineering increased by 62% compared with the first nine months during 2005, reflecting the devotion of additional resources to research on new product development. In the same period, research expenses at HSPL increased by 18%, mainly due to further investment in research of improving our exiting products. GLP also spent $32,440 in research expenses for its existing products.

         o Expenses for office sundries at Harbin Bioengineering increased by $226,006, or 226% compared with the first nine months of 2005, as a result of increased general and administrative activities to support our sales growth. In the same period, expenses for office sundries at HSPL increased by $50,382, or 1,051%. This increase is due to the fact that during the first nine months of 2005, expenses for office sundries at HSPL were especially low because HSPL was then a newly acquired subsidiary in the process of becoming integrated into our Company. The increased expenses for the first nine months of 2006 reflected HSPL's operation as a fully-integrated part of the Company. GLP has also incurred $50,405 in office sundries since its acquisition in April.

         o The company made general provision for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts . The company reversed $226,360 provision for bad debts for the nine months ended September 30, 2006 based on the improved aging analysis.

         o Other expenses at Harbin Bioengineering increased by $278,083, or 101% in the first nine months of 2006 compared with the same period during 2005. This increase was due to increases in maintenance fee and traveling expenses of $104,581 and $89,284, respectively, as a result of increase in business activities to support our rapid growth. However, other expenses at HSPL decreased by 59% in the first nine months of 2006 compared with the same period of 2005. The was primarily due to stock provision of $470,744 provided during the first nine months of 2005 that did not recur in the same period of 2006. Other expenses at GLP for the nine months ended September 30, 2006 were $416,125, consisted mainly of insurance cost and consumables amortization expenses. GLP's other expenses accounted for 24% of the total cost in this category.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased by $837,379, or 91%, in the nine months ended September 30, 2006 compared to the same period during 2005. The increase was mainly due to the increase in the assets of Harbin Bioengineering as a result of the transfer onto its books of $1,786,640 worth of assets relating to construction in progress for a protein peptide manufacturing facility in Harbin, China and the integration of GLP with the net book value of $9,620,614 in fixed assets and $24,632,932 in intangible assets. The depreciation and amortization expenses at GLP amounted to $598,170 for the six month ended September 30, 2006.

Interest Income, Net
--------------------

         Net interest income was $550,057 for the nine months ended September 30, 2006, compared to $40,074 in net interest income for the nine months ended September 30, 2005. There were no significant fluctuations in interest expense incurred by us. The increase of interest income was the result of a higher level of excess cash reinvestment from the proceeds of our private placement in December 2005.

Other Income (Expense), Net
---------------------------

         Other income (expense), net, was a net income of $15,540 for the nine months ended September 30, 2006, compared to a net expense of $6,700 for the three months ended September 30, 2005. This was resulted primarily from our investment income of $8,133 and a government subsidy granted during the first nine months of 2006 that was not granted during the same period of 2005.

Income Taxes
------------

         Income tax expense for the nine months ended September 30, 2006 was $4,922,419 as compared to $2,914,367 for the nine months ended September 30, 2005. The increase was due to the increase in pre-tax income of Harbin Bioengineering and HSPL. The Company's effective tax rate during the nine month ended September 30, 2006 was 24%. During this period, income tax was provided for at 15% of pre-tax income for Harbin Bioengineering and 33% of pre-tax income for HSPL under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

         Our cash balance at September 30, 2006, was $71,864,421, representing an increase of $14,332,372, or 25%, compared with our cash balance of $57,532,049 at December 31, 2005. The increase was mainly attributable to the receipt of the second tranche of our private placement funding with net proceeds of $24,974,955 and net cash provided by operating activities of $15,144,342, net of cash used to acquire our GLP subsidiary of $18,074,187.

Cash Flow
---------

         Cash flows from operations during the first nine months of 2006 amounted to $15,144,342, representing an increase of approximately 293% compared with cash flows from operations of $3,857,387 in the first nine months of 2005. The increased cash flow was due primarily to the increase of our net income by 99%, to $18,411,931 in the first nine months of 2006, compared with net income of $9,248,671 in the same period of 2005. The increased cash flow was also due in part to a decrease in advance to suppliers and prepaid expenses by $1,386,841 during the first nine months of 2006, due to our better control over payment to our suppliers. These increases were partly offset by a decrease in our accounts payable of $1,496,046 and an increase in our inventories of $5,257,872 during the first nine months of 2006, both of which resulted from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital.

         Our cash flows used in investing activities amounted to $25,422,463 in the nine months ended September 30, 2006. During that period, we paid $18,074,187 for the acquisition of Guangxi Lingfeng Pharmaceutical Ltd. (GLP) and $3,986,501 for the acquisition of Heilongjiang Qitai Pharmaceutical Ltd.
(HQPL). We also used $2,023,521 for the purchase of plant and equipment including our newly completed peptide manufacturing facilities. Compared to the first nine months of 2005, our cash flows used in investing activities increased by $20,137,923, which resulted primarily from the acquisition payments.

         Our cash flows from financing activities amounted to $23,967,147 in the first nine months of 2006. We entered into a $60 million private placement in 2005 and the private placement was divided into two tranches. The first tranche was completed on December 8, 2005 and the second tranche was completed on January 23, 2006. Net cash proceeds of $31,470,487 were received from the first tranche of the private placement. On January 23, 2006, we received net proceeds of $24,974,955 in connection with the second tranche of the private placement.

Working Capital
---------------

         Our working capital increased by $11,579,886 to $78,393,395 at September 30, 2006, as compared to $66,813,509 at December 31, 2005, primarily due to our increase in cash of $14,332,372, other receivables of $613,444 and inventories of $7,674,184, and partly offset by an increase of $4,501,417 in short-term bank loans and an increase of $1,307,577 in current portion of long-term bank loan. The increases in other receivables were primarily due to our increased production capacity and volume of sales. The increase of inventory was because the Company usually maintained a higher inventory level at the beginning of its last fiscal quarter and acquired more raw materials prior to the winter season. Included in September 30, 2006 inventories were also $2,986,210 from GLP, a new subsidiary acquired in April 2006. The increase in short-term bank loans was the result of integration of GLP in April 2006 and the increase in current portion of long-term bank loan was due to the integration of GLP as well as a new mortgage loan obtained during the third quarter of 2006.

         During the nine months ended September 30, 2006, we received a total of $24,974,955 from the private placement in 2005. We also generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of September 30, 2006, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

ISSUANCE OF COMMON STOCK
------------------------

         See PART II Item 2 for issuance of common stock for the quarter ended September 30, 2006.

INFLATION
---------

         Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

         All of the Company's revenues and a majority of its expenses in the quarter ended September 30, 2006 were denominated in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of
8.0063 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $949,154 during the third quarter of 2006. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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



AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Shujun Liu
---------------------------------------
SHUJUN LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 14, 2006



/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: November 14, 2006