Form 10-K
period 2006-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2007-03-13
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________
                                    FORM 10-K

    |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

    |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _____ TO __________


                           COMMISSION FILE NO. 0-29015

                     AMERICAN ORIENTAL BIOENGINEERING, INC.
                    (Name of Business Issuer in Its Charter)

              NEVADA                                    84-0605867
              ------                                    ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification  No.)
  incorporation or organization)

           NO. 4018 JINTIAN ROAD ,ANLIAN PLAZA, 12F SUITE B02 , FUTIAN
           -----------------------------------------------------------
              DISTRICT SHENZHEN PEOPLE'S REPUBLIC OF CHINA, 518026
              ----------------------------------------------------
                    (Address of principal executive offices)

                                86-451-8666-6601
                                ----------------
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE          NEW YORK STOCK EXCHANGE
----------------------------------------          -----------------------
         (Title of Class)                 (Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [ X]

The aggregate market value of the voting stock held on June 30, 2006 by non-affiliates of the registrant was $200,692,106 based on the closing price of $5.53 per share as reported on the American Stock Exchange on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

At March 9, 2007, 64,784,359 shares of the registrant's Class A Common Stock, $0.001 par value and 1,000,000 shares of the registrant's Preferred Stock, $0.001 par value were outstanding.


TABLE OF CONTENTS

PART I   ................................................................................................5

         ITEM 1.    Business.............................................................................5
         ITEM 1A.   Risk Factors........................................................................11
         ITEM 1B.   Unresolved Staff Comments...........................................................18
         ITEM 2.    Properties..........................................................................18
         ITEM 3.    Legal Proceedings...................................................................18
         ITEM 4.    Submission of Matters to a Vote of Security Holders.................................19

PART II  ...............................................................................................19

         ITEM 5.    Market for Common Equity and Related Stockholder Matters............................19
         ITEM 6.    Selected Financial Data.............................................................21
         ITEM 7.    Management's  Discussion and Analysis of Financial Condition and Results of
                    Operations .........................................................................23
         ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk..........................37
         ITEM 8.    Financial Statements and Supplementary Data.........................................37
         ITEM 9.    Changes in and  Disagreements  with Accountants on Accounting and Financial
                    Disclosures.........................................................................37
         ITEM 9A.   Controls and Procedures.............................................................37
         ITEM 9B.   Other Information...................................................................39

PART III ...............................................................................................40

         ITEM 10.   Directors and Executive Officers of the Registrant..................................40
         ITEM 11.   Executive Compensation..............................................................43
         ITEM 12.   Security Ownership of Certain Beneficial Owners and Management......................50
         ITEM 13.   Certain Relationships and Related Transaction.......................................51
         ITEM 14.   Principal Accounting Fees and Services..............................................51


PART IV  ...............................................................................................53

         ITEM 15.   Exhibits and Financial Statement Schedules..........................................53

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. "Business", Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

         Certain financial information included in this Annual Report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this Annual Report, conversion rates of US$1.00 to RMB 7.8175 and RMB 8.0702 were utilized to convert dollar amounts included in the financial statements at December 2006 and 2005. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW OF BUSINESS

         American Oriental Bioengineering Inc. ("AOBO", the "Company", or as used in the context of "we", "us" or "our"), together with its wholly owned subsidiaries, is a leading pharmaceutical and Traditional Chinese Medicine ("TCM") company which develops, manufactures and commercializes both plant-based pharmaceutical ("PBP") and plant-based nutraceutical ("PBN") products with a mission to improve people's health.

         PBPs are based on non-synthetic medicinal compounds that are extracted from leaves and roots of one or more plants. Each PBP has certain medicinal functions and proven efficacy in the treatment of at least one or more illnesses or symptoms of illnesses. Our PBP products are approved by the Chinese State Food and Drug Administration (the "SFDA") and are being sold both as prescriptions and over-the-counter medicine. PBNs, also frequently referred to as "dietary supplements" or "nutritional supplements", are prophylactic or preventive, in contrast to our PBP products which are used to treat an illness or symptoms of an illness. PBNs represent a different approach to medicine as they are supplementary to nutrition taken from a normal diet and help improve health or wellness of the whole body. Our PBN products are approved by local government agencies to be labeled as nutraceutical products.

         We currently offer over 20 PBP and PBN products in China. Our core products include Shuanghuanlian Lyophilized Injection Powder, a leading anti-viral injection effective in treating respiratory diseases, Cease Enuresis Soft Gel and Patch, a prescription medicine specially formulated to help alleviate bed-wetting and incontinence and other over-the-counter drugs, such as Jinji Capsule to treat gynecological inflammations and pre-menstrual symptoms. Our PBN products include a line of health supplements including soybean peptide products and nutritional beverages.. All of our core products enjoy branded market leadership in China in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them in our target markets.

         We have built our business by executing a four-part growth strategy:

         o        promoting existing core brands;
         o        developing new products and important product line extensions;
         o        expanding distribution networks; and
         o        acquiring complementary products, technologies and businesses.

         Our philosophy is to cultivate a formidable and tangible presence in the nutritional, pharmaceutical and TCM sectors by leveraging our PBP and PBN products across our widespread distribution network and through our well defined acquisition strategy. Our goal is to provide high quality and affordable pharmaceutical and nutraceutical products that are accessible to everyone.

OUR HISTORY

         Our company was found in 1970 in the State of Nevada. In June 2002, through a share exchange, Harbin Three Happiness Bioengineering Co., Ltd. ("Three Happiness"), a company organized under the laws of the People's Republic of China, merged with us and our company then changed its name to American Oriental Bioengineering, Inc.

         In February 2003, we acquired a soybean protein peptide biochemical engineering project (the "Project"). The Project focus on derivatives and extractions of soybean protein peptides, substances derived from soybeans, through a biochemical engineering process, which involves cutting, decomposing, converting and synthesizing of soybean proteins that can be absorbed by the body.

         In November 2004, we acquired Heilongjiang Songhuajiang Pharmaceutical Limited, ("HSPL"), a Chinese state-owned pharmaceutical company. HSPL manufactures and commercializes an anti-viral injection power, which is a prescription PBP product.

         On July 18, 2005, our common stock commenced trading on the American Stock Exchange under the ticker symbol "AOB." On November 14, 2005, our common stock commenced trading on the Archipelago Exchange ("ArcaEx"), a facility of the Pacific Exchange.

         In April 2006, we acquired Guangxi Lingfeng Pharmaceutical Company Ltd. ("GLP"), a pharmaceutical company specializing in gynecological medicine, and in July 2006, we acquired Heilongjiang Qitai Pharmaceutical Company Ltd. ("HQPL"), a pharmaceutical distributor that owns a license to distribute pharmaceutical products in China.

         On December 18, 2006, we voluntary elected to delist our common stock from the American Stock Exchange and ArcaEx. Our common stock commenced trading on New York Stock Exchange under the ticker symbol "AOB" on the same day.

INDUSTRY OVERVIEW

         The pharmaceutical and nutraceutical market in China has experienced significant growth in the past few years. According to trade sources such as, Access Asia and National Statistics, expenditures on medicine, including western pharmaceuticals and TCM, reached approximately $36.4 billion, by the end of 2005. Expenditures on western pharmaceuticals remains higher than TCM due to the higher prices western pharmaceuticals tend to command. For the year ended December 31, 2005, expenditures on TCM reached approximately $15.3 billion representing 40.4% of total expenditures on medicine. Expenditures on nutraceutical products reached approximately $6.2 billion, in 2005 which was up considerably from 2004. Growth in sales of TCM and western medicines in the PRC outpaced growth in GDP between 2000 and 2004, with aggregate sales increasing at a Compound Average Growth Rate ("CAGR") of approximately 15.4%, which is higher than the CAGR of approximately 11.2% for GDP over the same period.

         We believe that the rapid growth of the Chinese pharmaceutical industry has primarily been driven by improving standards of living, the increase in disposable income, population growth, the aging population, the increasing participation in the State Basic Medical Insurance System, and the increase in government spending on public health care. We believe that the factors that drive growth in the nutrition industry are the general public's heightened awareness and understanding of the connection between diet and health, the aging population (particularly the baby-boomer generation, which tends to use more nutritional supplementation as it ages); rising health care costs, and the trend toward preventive health care.

         We are positive about the long-term outlook for TCM and especially PBP products in light of:

         o China's longstanding preference for TCM remedies o Consumer preference for green products
         o        Strong brands supported by a long history
         o The rapidly growing over-the-counter (OTC) market, in which TCM makes up more than half of the market
         o Relative invulnerability to regulatory risks due to policy protection

         The Chinese pharmaceutical and nutraceutical markets are highly fragmented, comprising a large number of small enterprises (over 4,000 across China). Management believes that this fragmentation provides opportunities for better managed and more financially sound companies to gain market share by using their comparatively strong technical, manufacturing and marketing abilities. Moreover, China's regulatory agencies have introduced a series of new regulations to control the standards and quality of manufacture and distribution in the pharmaceutical and nutraceutical industry. The new regulations require companies to obtain government recognized manufacturing and distributing licenses (Good Manufacture Practice, or "GMP" and Good Sales Practice, or "GSP" certificates) , which has resulted in the elimination of many small and/or poorly managed competitors. We believe that this new legislation presents consolidation opportunities and a generally more favorable competitive environment.

OPERATIONAL STRENGTH

         We have consistently shown strength in our efficient operations and in the integration of acquired companies. Our strengths include:

         o        Diverse portfolio of marketed products
         o        Nationwide China sales network
         o High-quality proprietary manufacturing processes with significant cost advantages
         o Operational efficiency and a track record of growth and profitability
         o        Experienced and market-oriented management team
         o        High level of discipline backup by corporate culture

GROWTH STRATEGY

         We have built our business by executing a four-part growth strategy which we anticipate will continue in 2007. This strategy consists of:

         o PROMOTING EXISTING CORE BRANDS. We will continue to build our core brand name and increase brand awareness. We believe that significant growth opportunities continue to exist in markets where we currently conduct business.
         o        DEVELOPING NEW PRODUCTS AND IMPORTANT PRODUCT LINE EXTENSIONS.
                  We believe we have adequate pipeline and product reserves at this time and will introduce them to the market at the right timing. Our established distribution network allows us to quickly and effectively leverage new products into new areas and markets.
         o EXPAND DISTRIBUTION NETWORKS. We will expand our distribution channels throughout China. An expanded distribution network will drive sales for both existing products and for new product launches.
         o ACQUIRING COMPLEMENTARY PRODUCTS, TECHNOLOGIES, AND BUSINESSES. We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand our product lines, enhance our manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

OUR PRODUCTS

         We categorize our existing products into two main categories, PBP products and PBN products, according to their product nature and respective target markets. The following table summarizes the approximate percentages of total product revenue for our top-selling products in each category for the last three years:

                                                                      Year Ended December 31,
                                                             ------------------------------------------
                                                                 2004          2005           2006
                                                             ------------- -------------- -------------
      Plant-based Pharmaceutical (PBP products)
          Shuanghuanglian lyophilized injection powder           16%            30%           25%
          Cease-enuresis soft gel and patch                      21%            22%           23%
          Jinji Capsule                                           -              -            19%
      Plant-based Nutraceutical (PBN products)
          Soy peptide series                                     36%            28%           25%

                                                                                                PRESCRIPTION /
     PRINCIPAL PBP PRODUCTS                INDICATION (S)                                       OTC
     ----------------------                --------------                                       ---

     Shuanghuanglian Lyophilized           Consists of chlorogenic acid and baicalin as the     Prescription
     Injection Powder                      effective ingredients.  It is a leading anti-viral
                                           injection effective against several respiratory
                                           diseases.

     Cease-enuresis Soft Gel               Composed of triterpeniod saponin specially           Prescription
                                           formulated to help alleviate bed-wetting and
                                           urination disorders.

     Cease-enuresis Patch                  Composed of Chinese herbs, this product can be       OTC
                                           used  together with  Cease- enuresis soft gel to
                                           avoid frequent urination, urinal incontinence and
                                           bed wetting.

     Jinji Capsule and Pill                To treat endometritis, annexitis and pelvic          OTC
                                           inflammations.

     Double Ginseng Yishen Grain           For people suffering from neurosis, vegetative       OTC
                                           nerve functional disturbance and hypo-immunity.





     PRINCIPAL PBN PRODUCTS                BENEFITS
      ----------------------               --------

Soy peptide series which include:     Peptides are derived from soybeans through a
                                           biochemical process involving cutting,
     -   Soy peptide tablets               decomposition, conversion and synthesis of
     -   Soy peptide powder                soybean protein.  Soybean peptides may be
     -   Soy peptide coffee                absorbed by the human body directly in the form
                                           of various tablets or powders, or as an additive
                                           in various foods.

Compound bio-functional beverage           Derived from honey products, marine plants
                                           and natural herbs. These products are rich
                                           in natural amino acids and vitamins.

DISTRIBUTION AND MARKETING

         We sell our products directly to retail stores, pharmacies, hospitals and to independent distributors who act as resellers. Currently our products are sold to end-users at over 100,000 distribution points. Distribution points consist of hospitals, clinics, pharmacies and other retail outlets. We maintain 28 regional representative offices throughout China and approximately 640 sales and marketing professionals who are primarily responsible for servicing these distribution points and monitoring the markets. During 2006, we continued to penetrate all major provinces and cities in China with our existing products. The majority of our product sales, including newly introduced products, were generated through sales by independent distributors. Where appropriate, we leveraged the synergies between complementary products and identical distribution channels to accelerate the market penetration of our new products.

         We select our distributors based on their reputation, market coverage, sales experience and the size of their sales force. We conduct credit assessments of each of our distributors or hospital customers before we enter into a sales contract. Because we do not have an exclusive distribution arrangement with any of our distributors, some of our distributors market competing brands. On an annual basis, we review the distribution agreement with each distributor which provides general terms for the distribution arrangement, such as the designated sales area, place and method for delivery, targets for annual sales volume and receivable collection. We recognize revenues at the time our products are shipped to our distributors. Our distributors take ownership of our products when they accept the products. We grant 30 days to 60 days credit terms only to major distributors with a good credit history. We generally request advance payment or cash on delivery from our other distributors.

MANUFACTURING AND QUALITY ASSURANCE

         Two of our production facilities are located in Harbin, the capital of Heilongjiang Province in Northeastern China. We added one more production facility in Hezhou city of Guangxi Province in Southwestern China. Details of our facilities are as follows:

         Facilities in Harbin
         --------------------
         o        A GMP certified pharmaceutical manufacturing plant;
         o        A GMP certified bio-food processing manufacturing plant;
         o A GMP certified soybean protein peptide product manufacturing plant;
         o GMP certified pharmaceutical manufacturing plants including pre-treatment, extraction, solid preparation and powder injection; power and water supply plant and warehouse facility.

         Facilities in Hezhou
         --------------------
         o        GMP certified pharmaceutical manufacturing plants;
         o        A GMP certified warehouse facility.

         One Harbin facility is located on 220,000 square feet of land; the other facility is located on 490,000 square feet of land. The GLP facilities are located on 1,485,000 square feet of land. According to Chinese law, the government owns all the land in China and companies or individuals are authorized use the land only through land use rights granted by the Chinese government. We have long-term leases with the Chinese government for the land where our facilities are located.

         We have our own independent quality control system and devote significant attention to quality control for designing, manufacturing and testing our products. We have established a quality control system in accordance with State Food and Drug Administration ("SFDA") regulations. Our laboratories are fully compliant with the Chinese GMP Guidelines and are staffed with highly educated and skilled technicians to ensure quality of all batches of product release.

         Our quality assurance team is also responsible for ensuring that we are in compliance with all applicable regulations, standards and internal policies. Our senior management team is actively involved in setting quality policies and managing internal and external quality performance.

RESEARCH AND DEVELOPMENT

         We currently perform most of our own research and development activities. We have our own research, development and laboratory facilities located at our Harbin location and retain our own professional research and development team. We have also entered into joint research and development agreements with outside research institutes in China.

INTELLECTUAL PROPERTY

         We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

         Pursuant to the PRC State Protection law, certain herbal medicine products which have received China State SFDA approval have automatic protected intellectual property rights for a seven year period from the date of grant of such approval. An application can subsequently be made to extend such protection for up to three consecutive seven-year periods. Once this protection period has expired, a company may apply for patent protection.

         To a large extent, the Company relies on such State Protection law to protect its intellectual property rights with respect to some of its products. In addition, as of December 31, 2006, the Company owned a total of six patents, primarily relating to its soybean peptide product series and related manufacturing techniques.

         In 2006, Three Happiness registered 24 trademarks with the Trademark Bureau of China Industrial and Commercial Administration Authority and our Hong Kong branch registered 11 trademarks with the Hong Kong Trademark Bureau. In addition, AOBO obtained two new trademarks from the acquisition of GLP in 2006.

COMPETITION

         We believe that competition and leadership in our industry are based on managerial and technological superiority, and the ability to identify and exploit commercially viable products. Other factors affecting our competitive position include time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing. We believe we are well positioned to compete in the fast-developing Chinese pharmaceutical and nutraceutical market with our strong brand, diverse product portfolio, proven R&D capabilities, established sales and marketing network and favorable cost structure.

         Our Shuanghuanglian Injection Powder primarily competes with Harbin Pharmaceutical Group No. 2 Chinese (traditional) Medicine Plant, which produces a very similar injection powder product. Our current marketing strategy with respect to this product is to focus on the rural market at a lower retail price. We believe this strategy has been successful for us against our competition.

         Our Cease Enuresis Soft Gel competes with several other products with similar functionality in the market such as Jianpizhiyi Tablet produced by Shangdong Zhiling Pharmaceutical Company, Yeniaoying produced by Tianjin Zhongxin Company, Shengjiyiniaokang produced by Shanxi Dingxing Healthcare Scientific Limited and Suoquan Pill produced by Jilin Tianguang Pharmaceutical Limited. Despite the similar products in the market, we believe our Cease Enuresis Soft Gel is the leading product as it is currently the only SFDA approved first grade medicine for bedwetting and incontinence.

          Our Jinji Capsule and Jinji Pill compete with Huahong Pill produced by Huahong Pharmaceutical Group and Qianjin Pill produced by and Qianjin Pharmaceutical Group.

          Our Soy Peptide products compete with Leneng Peptide Powder, produced by Leneng Bioengineering Company and Soybean Protein Peptide produced by Harbin High-Tech Company Limited.


REGULATORY MATTERS

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

         The governmental approval process in the PRC for a newly developed health product is as follows: a product sample is sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated by the company producing the product. A report will be issued by the clinical testing agent confirming or negating such functions. It takes approximately six months to one year for the report to be issued. This report must then be submitted to a provincial Health Management Commission for approval. A letter of approval issued by such commission will then be submitted to the Ministry of Health for the issuance of a certificate that authorizes the sale and marketing of the product in the PRC. The whole process generally takes one and a half to two years. Whereas approval for PBP products requires the approval of the SFDA, PBN products require approval from state or local governments prior to manufacturing and sales. In addition, all of our products must be manufactured in compliance with Good Manufacturing Practices (GMP).

         Because AOBO is considered to be a wholly-owned foreign enterprise in China, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiaries and their respective officers and directors. Additionally, we are also subject to varying degrees of regulations and a permit system by the Chinese government.

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

EMPLOYEES

         We had 1,981 employees as of December 31, 2006. The following table sets forth the number of our employees categorized by function:


Manufacturing and services                                    884
General and administration                                    361
Marketing and sales                                           736
                                                    ----------------
 Total                                                      1,981
                                                    ================

         We plan to hire additional employees for marketing and sales, customer service and manufacturing and assembly as we grow our business. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

ADDITIONAL AVAILABLE INFORMATION

         We can make available free of charge on or through our Internet website, www.bioaobo.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also can make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

RISKS RELATING TO OUR COMPANY

TO MAXIMIZE OUR POTENTIAL FOR FUTURE GROWTH AND ACHIEVE OUR EXPECTED REVENUES, WE NEED TO MANAGE GROWTH IN OUR CURRENT OPERATIONS.

         In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. This expansion will place a significant strain on our management and on our operational, accounting, and information systems. We expect that as we continue to grow we will need to improve our financial controls, operating procedures, and management information systems to handle increased operations. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL.

         One of our growth strategies is to grow organically by increasing the distribution and sales of our products in new markets outside of China. However, many obstacles to entering new markets exist, such as the costs associated with entering into new markets, developing and implementing effective marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to successfully implement our organic growth strategy may have a negative impact on our growth strategy and on our future financial condition, results of operations or cash flows.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL.

         In addition to our organic growth strategy we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to our existing product lines. We may not be able to locate suitable acquisition candidates at prices that we successfully consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition on terms that are satisfactory to us or, if the acquisition occurs successfully, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES TO ACHIEVE OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

         Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

         As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

         o        reduce our investments in research and development;
         o        limit our marketing efforts; and
         o        decrease or eliminate capital expenditures.

Such reductions could have a material adverse affect our business and our ability to compete.

         Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT.

         We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements to protect our proprietary rights. Certain of our products have received trademark and patent protection in the People's Republic of China and Hong Kong. No assurance can be given that such patents and licenses will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

         Presently we sell our products mainly in China, including Hong Kong. China will remain our primary market for the foreseeable future. We are studying the market in the United States, but we do not have immediate plans to market our product in the United States or enter into any other countries or regions. To date, no trademark or patent filings have been made other than in China and Hong Kong.

         The measures we take to protect our proprietary rights may be inadequate, and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

A DISPROPORTIONATE AMOUNT OF OUR SALES REVENUE IS DERIVED FROM FOUR OF OUR PRODUCT LINES AND A DISRUPTION IN, OR COMPROMISE OF, OUR MANUFACTURING OR SALES OPERATIONS, OR DISTRIBUTION CHANNELS RELATED TO ANY OF THESE FOUR PRODUCT LINES COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our top four product lines (Shuanghuanglian lyophilized injection powder, Cease-enuresis soft gel, Jinji Series of products and Soybean peptide) constituted more than approximately 93% of our total sales in fiscal 2006. A disruption in, or compromise of, our manufacturing or sales operations, or distribution channels, relating to any of these four product lines could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchases prices, any of which could have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON THIRD PARTIES TO SUPPLY RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH SUPPLY OR THE COSTS OF RAW MATERIALS MAY ADVERSELY AFFECT OUR OPERATIONS.

         We currently obtain all of our raw materials from third parties and through various farms. Due to the nature of the raw materials, mainly plants, the supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in China, which may, in turn, result in increased costs to purchase these raw materials.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

WE DO NOT HAVE PRODUCT LIABILITY INSURANCE AND OUR PRODUCTS AND THE PROCESSES COULD EXPOSE US TO SUBSTANTIAL LIABILITY.

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

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         We place substantial reliance upon the efforts and abilities of our executive officers, Tony Liu, our Chairman and Chief Executive Officer; Yanchun Li, our acting Chief Financial Officer, Chief Operations Officer and Secretary, Min Jun, our vice president and director; and Li Binsheng our Chief Accounting Officer and director. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

WE MAY NEVER PAY ANY DIVIDENDS TO OUR SHAREHOLDERS.

         We did not declare any dividends for the year ended December 31, 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR INTERNATIONAL OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF U.S. AND INTERNATIONAL REGULATIONS.

         We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

         We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the New York Stock Exchange. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY OF OUR SHARES OF COMMON STOCK.

         If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain equity financing through debt and equity or other means. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us.

WE MAY HAVE DIFFICULTY IN ATTRACTING TALENT IN FOREIGN COUNTRIES.

         Outside China, we currently have an office and conduct sales in Hong Kong. We have a representative office in the United States for investor relations and market study. In the future, we may explore expanding our operations in the United States, as well as other countries in Asia. However, upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede our opportunities for international expansion.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.

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

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO PRC COULD ADVERSELY AFFECT OUR COMPANY.

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

         AOBO's wholly owned subsidiaries Three Happiness, HSPL and GLP are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

         Between 1994 and 2004, the exchange rate for Renminbi against the United States dollars remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

         As our operations are presently based in China and our officers and certain of our directors reside in China, service of process on our company and our officers and certain directors may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

ANY FUTURE OUTBREAK OF AVIAN INFLUENZA, OR THE ASIAN BIRD FLU, OR ANY OTHER EPIDEMIC IN CHINA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since mid-December 2003, a growing number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in China, an outbreak of the Asian Bird Flu in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, an new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

         We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

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

THERE HAVE BEEN RECENT INCIDENTS IN WHICH PATIENTS HAVE EXPERIENCED SEVERE ADVERSE REACTIONS FOLLOWING THE USE OF PHARMACEUTICAL PRODUCTS MANUFACTURED IN CHINA.

          There have been recent incidents reported in the Chinese media of a significant number of patients experiencing severe adverse health consequences following their use of pharmaceutical products manufactured by certain pharmaceutical companies in China. A number of patients have become ill and a number of fatalities have been reported. For example, several deaths were caused by drugs sold by the Second Pharmaceutical Factory of Qiqihaer, a PRC drug manufacturer, in May 2006. Concerns over the safety of pharmaceutical products manufactured in China could have an adverse effect on the sale of such products, including products manufactured by us.

          We have not, to date, experienced any significant quality control or safety problems. If in the future we become involved in incidents of the type described above, such problems could severely and adversely impact our product sales and reputation.

ANTI-CORRUPTION MEASURES TAKEN BY THE GOVERNMENT TO CORRECT CORRUPTIVE PRACTICES IN THE PHARMACEUTICAL INDUSTRY COULD ADVERSELY AFFECT OUR SALES AND REPUTATION.

         The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors' practices, investigated. If this occurs, our sales and reputation may be materially and adversely affected.


ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Three Happiness facilities are located on 220,000 square feet of land, the HSPL facilities are located on 490,000 square feet of land and the GLP facilities are located on 1,485,000 square feet of land. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Both Three Happiness and HSPL have long term leases with the Chinese government affording them the use of this land through 2039. We own GMP certified buildings located on each of those properties which HSPL and Three Happiness each use for manufacturing, office, warehouse and staff facilities. We also own 2,450 square feet of offices in central Hong Kong.

         In addition to the above, we lease 28 sales representative offices throughout China and we lease offices in Shenzhen and New York. All leases are for a term of one year and are renewable.

         There is no lien or encumbrance on any of our properties and, we currently do not have any intention to make large scale improvements or developments with respect to these properties other than construction already in progress at our Three Happiness facilities with respect to a new production facility for our protein peptide product series.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 21, 2006, the Company held its first annual meeting of stockholders. There were three proposals presented to the stockholders at the meeting.

         Proposal 1 was the election of the following eight directors to serve for a one year term or until their respective successors have been duly elected and qualified.

           DIRECTOR NOMINEE                      FOR                   AGAINST                WITHHELD
---------------------------------------- --------------------- ------------------------- --------------------
Tony Liu                                      50,441,670                  0                    1,926,628

Yanchun Li                                    50,429,568                  0                    1,938,730

Jun Min                                       50,431,715                  0                    1,936,583

Binsheng Li                                   50,442,708                  0                    1,925,590

Cosimo Patti                                  51,930,655                  0                      437,643

Xianmin Wang                                  51,306,541                  0                    1,061,757

Eileen Brody                                  51,927,281                  0                      441,017

Lawrence S. Wizel                             51,931,470                  0                      436,828


         Proposal 2 was the ratification of the appointment of Weinberg & Company, P.A. as the Company's independent auditor for the 2006 fiscal year. There were 51,907,873 votes FOR, 298,825 votes AGAINST and 161,600 votes ABSTAINED.

         Proposal 3 was the approval of the Company's 2006 Equity Incentive Plan. There were 48,884,001 votes FOR, 4,060,303 votes AGAINST and 314,030 votes ABSTAINED.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was initially quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IGAI." From February 13, 2002 to July 17, 2005, our common stock was quoted on the OTCBB under the symbol "AOBO.OB." On July 18, 2005 and November 11, 2005, our common stock commenced trading on the American Stock Exchange and Archipelago Exchange ("ArcaEx"), respectively under the ticker symbol "AOB" On December 18, 2006, our common stock commenced trading on New York Stock Exchange ("NYSE") under the ticker symbol "AOB".

         The following table shows the range of high and low bid quotations reported by the Over-the-Counter Bulletin Board in each fiscal quarter from January 1, 2004 to July 17, 2005, the closing sale prices by AMEX from July 18, 2005 to December 18, 2006 and the closing prices by NYSE from December 18, 2006 to December 31, 2006, and the subsequent interim period. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


      YEAR        PERIOD                                            HIGH              LOW
      ----        ------                                            ----              ---

      2005        First Quarter                                   $ 1.530           $ 1.280
                  Second Quarter                                    1.780             1.080
                  Third Quarter (July 1 - July 17)                  1.960             1.720
                  Third Quarter (July 18 - September 30)            5.650             1.850
                  Fourth Quarter                                    7.340             4.150

      2006        First Quarter                                   $ 5.750           $ 4.410
                  Second Quarter                                    6.210             4.580
                  Third Quarter                                     6.080             4.600
                  Fourth Quarter (October 1- December 17)          12.810             5.880
                  Fourth Quarter (December 17- December 31)        11.980            10.880

      2007        First Quarter(January 1 - March 9, 2007)        $13.900            $ 9.96

STOCKHOLDERS AND DIVIDENDS

         As of March 9, 2007, there were approximately 697 record holders of our common stock. We have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2006:

                                                                                              NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                                                                               FOR FUTURE ISSUANCE
                                             NUMBER OF SECURITIES                                 UNDER EQUITY
                                               TO BE ISSUED UPON        WEIGHTED-AVERAGE       COMPENSATION PLANS
                                                  EXERCISE OF          EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                             OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     REFLECTED IN COLUMN
                                             WARRANTS AND RIGHTS     WARRANTS AND RIGHTS             (a))
                                            ------------------------ ----------------------- ------------------------
        PLAN CATEGORY                                 (a)                     (b)                      (c)
------------------------------------------- ------------------------ ----------------------- ------------------------
Equity compensation plans approved by                 -0-                     -0-                   5,000,000
security holders
------------------------------------------- ------------------------ ----------------------- ------------------------
Equity compensation plans not approved by
security holders(1)                                 99,269                   $2.00                     -0-
------------------------------------------- ------------------------ ----------------------- ------------------------
Total                                               99,269                   $2.00                     -0-
------------------------------------------- ------------------------ ----------------------- ------------------------

(1) Includes shares issuable pursuant to our Stock Option Plan approved by our board of directors in March 2004. The 2004 Plan provided for the grant of options to purchase shares of our common stock to our employees, officers, directors and consultants, which options vested immediately, expire 5 years from date of grant and have an exercise price of $2.00. This plan was replaced by the Company's 2006 Equity Incentive Plan (the "2006 Plan"), which was approved by the Company's stockholders. The Company will not grant any additional awards under the 2004 Plan. All future awards would be granted under the 2006 Plan. Those individuals with awards outstanding under the 2004 Plan will continue to hold such awards in accordance with the respective grant agreements.

STOCK PRICE PERFORMANCE GRAPH

The following chart compares the cumulative total stockholder return on the Company's shares of Common Stock with the cumulative total stockholder return of
(i) the New York Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations):


COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG AMERICAN ORIENTAL BIOENGINEERING, INC.,
NEW YORK STOCK EXCHANGE INDEX AND SIC CODE INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                                   ------------------------ FISCAL YEAR ENDING ---------------------
COMPANY/INDEX/MARKET                2/11/2002  12/31/2002 12/31/2003 12/31/2004 12/30/2005 12/29/2006

American Oriental Bioengineering      100.00      30.59     429.41     182.35     518.82    1372.94
Pharmaceutical Preparations           100.00      80.52      96.75      95.77     101.83     113.91
NYSE Market Index                     100.00      84.09     108.94     123.02     133.17     156.03

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

EQUITY REPURCHASES

     None.

ISSUANCE OF UNREGISTERED SHARES

         On September 28, 2006, the Company issued 1,200,000 shares of restricted common stock to the former sole shareholder of GLP. The shares issued were part of the total consideration for the acquisition of GLP.

         On April 25, 2006, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered and to be rendered in 2006.

The issuance of the foregoing shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The selected financial information for each of the three fiscal years ended December 31, 2006, 2005 and 2004 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The selected financial information for each of the two fiscal years ended December 31, 2003 and 2002 has been derived from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

The selected financial information for the fiscal year ended December 31, 2006 reflects the acquisition of the GLP effective in May 2006 and the acquisition of HQPL effective in July 2006. The selected financial information for the fiscal year ended December 31, 2004 reflects the acquisition of HSPL effective in September 2004.

                                                                  Year Ended December 31,
                                          ------------------------------------------------------------------------
                                              2006          2005           2004           2003          2002
                                          ------------- -------------- -------------- ------------- --------------
STATEMENT OF OPERATIONS DATA:

REVENUES                                  $110,182,092    $54,732,557    $31,966,927   $20,862,709    $10,199,756
COST OF GOODS SOLD                          38,318,223     20,524,201     11,775,366     7,883,428      4,226,720
                                          ------------- -------------- -------------- ------------- --------------
GROSS PROFIT                                71,863,869     34,208,356     20,191,561    12,979,281      5,973,036
Selling and marketing                        8,876,829      3,216,545      2,387,805     1,582,190        973,560
Advertising                                 15,174,125      5,238,186      2,926,629     2,687,688      1,927,105
General and administrative                  10,446,740      7,076,139      4,582,388     2,808,334      1,254,533
Depreciation and amortization                  988,488        337,537        250,001       203,458         85,027
                                          ------------- -------------- -------------- ------------- --------------
INCOME FROM OPERATIONS                      36,377,687     18,339,949     10,044,738     5,697,611      1,732,811

Interest Income (Expense), Net                 574,172       (505,822)      (100,765)      (63,407)       (85,506)
Other Income (Expense), Net                   (333,798)        (6,876)        44,035       106,278       (201,896)
                                          ------------- -------------- -------------- ------------- --------------
INCOME BEFORE INCOME TAXES                  36,618,061     17,827,251      9,988,008     5,740,482      1,445,409
Income Tax                                   7,416,915      4,400,870      2,216,626     1,138,636        318,752
                                          ------------- -------------- -------------- ------------- --------------
NET INCOME                                 $29,201,146    $13,426,381     $7,771,382    $4,601,846     $1,126,657
                                          ============= ============== ============== ============= ==============
NET INCOME PER SHARE
     BASIC                                       $0.47          $0.31          $0.23         $0.15          $0.11
     DILUTED                                     $0.46          $0.31          $0.23         $0.15          $0.11
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
     BASIC                                  62,679,996     43,827,725     33,595,685    31,062,573     10,640,743
     DILUTED                                62,913,961     43,840,463     33,953,507    31,296,193     10,640,743


                                                                       December 31,
                                          ------------------------------------------------------------------------
                                              2006          2005           2004           2003          2002
                                          ------------- -------------- -------------- ------------- --------------
BALANCE SHEET DATA:
Cash and cash equivalents                  $87,784,419    $57,532,049    $11,404,149    $5,366,857     $2,816,723
Working capital                             91,653,002     66,813,509     14,700,456    10,638,558      3,451,150
Total assets                               185,273,946     99,422,239     42,836,624    21,672,616     10,848,004
Total debt (including current
maturities of debt)                         11,003,545      3,717,380      5,060,241     1,445,783      1,445,783

Stockholders' equity                      $155,578,173    $90,604,546    $33,037,820   $18,510,462     $8,434,760


                                                                  Year Ended December 31
                                          ------------------------------------------------------------------------
                                              2006          2005           2004           2003          2002
                                          ------------- -------------- -------------- ------------- --------------
CASH FLOW DATA:
Net cash provided by operating
activities                                 $29,093,464    $11,402,350     $8,236,258    $2,719,666     $2,021,401
Net cash used in investing
activities                                 (26,386,564)    (5,861,945)    (8,961,529)     (201,761)     $(530,131)
Net cash provided by financing
activities                                 $26,158,514    $39,663,836     $6,762,563       $32,229              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

         At December 31, 2006, the Company provided a $39,776 reserve against accounts receivable. Management's estimate of the appropriate reserve on accounts receivable at December 31, 2006 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

         At December 31, 2006, the Company provided an allowance against its inventories amounting to $615,552. Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED
------------------------------------------------------------------------------
DECEMBER 31, 2005
-----------------

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2006 and 2005:

                                                        Year Ended December 31,              Year Ended December 31,
                                                   -----------------------------------    -------------------------------
                                                        2006                2005             2006            2005
                                                   ----------------    ---------------    -----------     -----------
REVENUES                                           $   110,182,092     $   54,732,557            100%            100%
COST OF GOODS SOLD                                      38,318,223         20,524,201          34.78           37.50
                                                   ----------------    ---------------    -----------     -----------
GROSS PROFIT                                            71,863,869         34,208,356          65.22           62.50
     Selling and marketing                               8,876,829          3,216,545           8.06            5.88
     Advertising                                        15,174,125          5,238,186          13.77            9.57
     General and administrative                         10,446,740          7,076,139           9.48           12.93
     Depreciation and amortization                         988,488            337,537           0.90            0.62
                                                   ----------------    ---------------    -----------     -----------
     Total operating expenses                           35,486,182         15,868,407          32.21           28.99
                                                   ----------------    ---------------    -----------     -----------
INCOME FROM OPERATIONS                                  36,377,687         18,339,949          33.02           33.51
     Interest income (expense), net                        574,172           (505,822)          0.52            0.92
     Other income (expense), net                          (333,798)            (6,876)          0.30            0.01
                                                   ----------------    ---------------    -----------     -----------
INCOME BEFORE INCOME TAXES                              36,618,061         17,827,251          33.23           32.57
     Income taxes                                        7,416,915          4,400,870           6.73            8.04
                                                   ----------------    ---------------    -----------     -----------
NET INCOME                                         $    29,201,146      $  13,426,381          26.50%          24.53%
                                                   ================    ===============    ===========     ===========

NET INCOME PER SHARE
     BASIC                                         $         0.47      $         0.31
                                                   ================    ===============
     DILUTED                                       $         0.46      $         0.31
                                                   ================    ===============

Revenues
--------

Revenues for the year ended 2006 were $110,182,092, an increase of $55,449,535 over revenues for the year ended 2005. Revenues by product categories were as follows:

                                             Year Ended December 31,                  Increase/       Increase/
Product                                   2006                   2005                (Decrease)      (Decrease)
----------------------------      -------------------     ------------------     ----------------- -------------
PBP products                      $       79,367,161      $     34,184,853     $     45,182,308          132%
PBN products                              30,814,931            20,547,704           10,267,227           50%
                                  -------------------     ------------------     ----------------- -------------
TOTAL                             $      110,182,092      $     54,732,557      $    55,449,535          101%
                                  ===================     ==================     ================= =============

Sales of our Plant Based Pharmaceutical (PBP) products increased by $45,182,308, or 132%, as compared to the year of 2005 primarily due to the following factors:

         o The sales of our Shuanghuanglian Injection Powder increased from $16,288,193 in the year ended December 31, 2005 to $27,521,185 in the year ended December 31, 2006, or 69%. This increase is due to our continuous marketing efforts, effective pricing strategy as well as expanding coverage to the previously unaddressed rural market;

         o The sales of our Cease Enuresis Soft Gel by increased 77% from $10,073,289 in year of 2005 to $17,864,785 in the year of
                  2006. The increase in sales of this product was due primarily to our continuous marketing efforts with respect to the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market;

         o The sales revenue from our UrinStopper Patch, a new product launched in 2005, also increased from $1,845,130 in 2005 to $7,129,946 in 2006, or 286%. This was attributable to improved recognition of our new product supported by our marketing campaigns;

         o        Our newly acquired Guangxi Lingfeng Pharmaceutical Co. Ltd.
                  (GLP) has also contributed $20,921,399 to our revenue for the year ended December 31, 2006. GLP was not a subsidiary last year; and

         o However, our sales revenues from other PBP products in 2006 decreased by $48,395, or less than 1%, due primarily to the decreased sales of our Root of Red-rooted Salvia tablet.

Sales from our Plant Based Nutraceutical (PBN) products increased to $30,814,931 in the year of 2006 from $20,547,704 in the year of 2005, representing a growth of 50% and it is primarily due to the following factors:

         o Sales of our Protein Peptide series of products increased by 82%, from $15,061,386 in 2005 to $27,356,572 in 2006. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network;

         o However, sales of other PBN products decreased from $2,022,003 in 2005 to $1,743,513 in the same period during 2006, or 14%, due primarily to decreased sales of our Vitamate nutritional oral liquid product; and

         o Sales of our Compound Bio-functional beverage series also decreased from $3,464,313 in the 2005 to $1,693,752 in 2006, representing a decrease of 51%. The decrease mainly resulted from reduced marketing efforts made for this product during the year.

Cost of Goods Sold and Gross Profit
-----------------------------------

Cost of goods sold was $38,318,223 for the year ended December 31, 2006, compared to $20,524,201 for the year ended December 31, 2005. Expressed as a percentage of revenues, cost of goods sold was 34.78% for the year ended December 31, 2006, compared to 37.50% for the year ended December 31, 2005. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

Cost of goods sold for the years ended December 31, 2006 and 2005 by product categories were as follows:


                                           Year Ended December 31,                  Increase/        Increase/
     Product                             2006                  2005                (Decrease)        (Decrease)
     ------------------------      -----------------     ------------------     ------------------ ---------------
     PBP products                  $     26,913,846      $      13,077,539      $      13,836,307            106%
     PBN products                        11,404,377              7,446,662              3,957,715             53%
                                   -----------------     ------------------     ------------------ ---------------
     TOTAL                         $     38,318,223      $      20,524,201      $      17,794,022             87%
                                   =================     ==================     ================== ===============

The cost of goods sold of PBP and PBN products increased by 106% and 53%, respectively, in the year ended December 31, 2006 compared to the year ended December 31, 2005. These increases are attributed to our increase in sales.

Gross profit increased $37,655,513, or 110%, for the year ended December 31, 2006 over the year ended December 31, 2005. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP and PBN businesses.

Gross profit as a percentage of net revenues increased from 62.50% in the prior year to 65.22% due to the reductions in cost of goods sold as a percentage of revenues discussed above and improved operational efficiency.

Selling and Marketing
---------------------

         Selling and marketing expenses, including distribution expenses, increased from $3,216,545 in the year ended December 31, 2005 to $8,876,829 in the year of 2006, representing a 176% increase. The details of our sales and marketing expenses were as follows:

                                                   Year Ended December 31,                  Increase/       Increase/
                                                2006                  2005                 (Decrease)      (Decrease)
                                           ---------------     --------------------      ---------------- --------------
Payroll                                    $   1,856,743       $       883,919           $     972,824        110%
Shipping                                       1,923,384               925,982                 997,402        108%
Promotional materials and fees                 2,048,710               504,672               1,544,038        306%
Offices supplies                                 704,657               483,502                 221,155        46%
AOBO Hong Kong marketing                         176,079                55,269                 120,810        219%
AOBO US marketing                                    250                 9,448                  (9,198)       (97%)
Other                                          2,167,006               353,753               1,813,253        513%
                                           ---------------     --------------------      ---------------- --------------
         TOTAL                             $   8,876,829       $     3,216,545           $   5,660,284        176%
                                           ===============     ====================      ================ ==============

         Our increase in selling and marketing expenses in the year ended December 31, 2006 compared to the year of 2005 was primarily due to the following factors:

         o An increase in our payroll expenses for Three Happiness by 95% due to an increase in the number of employees and average salaries for people working in marketing and distribution. Payroll expenses for HSPL increased by 49% compared to 2005. GLP, our newly acquired subsidiary, has also incurred $240,698 of payroll expenses during 2006.

         o Shipping expenses for Three Happiness increased by 38% in 2006 compared to 2005. Shipping expenses for HSPL increased by $517,488 or 235%. These increases resulted primarily from the growth in sales reflected in the increase in our sales revenue. GLP also added $213,341 of shipping expenses in 2006. GLP was not a subsidiary in 2005.

         o Three Happiness increased its promotional materials and fees expenses by $864,636, or 233% in the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase reflects increased spending in marketing communications to increase market awareness of our brand and products. We launched more marketing campaigns in more cities in 2006 compared to 2005. GLP spent $812,470 on its promotional materials and fees in 2006, which contributed 40% to this category of expenses.

         o Three Happiness's office supplies expenses increased by $108,688, or 134% in 2006 compared to 2005 due to increased administrative activities to support our sales growth. HSPL's office supplies expenses also increased by $237,482, or 232%, in 2006 as compared to 2005. The increase resulted primarily from the cost related to continued development and implementation of HSPL's branding and marketing campaigns that was not implemented during 2005. In addition, GLP incurred $175,127 in its office supplies expenses during 2006.

         o Marketing expenses increased also as a result of the opening of our AOBO Hong Kong specialty store in August 2005 and introducing products into many chain stores owned by chain pharmacies. To support the sales at these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities since the third quarter of 2005, and as a result, the 2005 financial results only reflected approximately 4 months marketing expenses as compared to a full year in 2006.

         o Other expenses increased by $1,813,253 in 2006 compared to 2005, primarily due to increases in traveling expenses, business expenses and consulting expenses by $655,905, $454,999 and $264,355, respectively. This was the result of our increased promotional activities and the acquisition of GLP in April 2006.

         o As a result of the increase in selling and distribution expenses by both Three Happiness and HSPL, as well as the integration of GLP, our overall selling and marketing expenses increased by 176% in 2006 as compared to 2005.

Advertising
-----------

         Advertising expenses increased by $9,935,939, from $5,238,186 in 2005 to $15,174,125 in 2006. The increase in advertising expenses resulted from an increase in promotional efforts in 2006 to promote the Company's Shuanghuanglian Injection powder and Cease Enuresis Soft Gel and media advertisement in Protein Peptide product series as well as our UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the year of 2006 compared to the year of 2005. GLP, our new acquired subsidiary, incurred $5,611,392 in advertising expenses during the year of 2006, which accounts for 37% of the total advertising expenses. GLP was not a subsidiary in the year of 2005.

General and Administrative
--------------------------

         General and administrative expenses increased from $7,076,139 in 2005 to $10,446,740 in 2006, or a 48% increase. The details of general and administrative expenses were as follows:

                                                        Year Ended December 31,                Increase/       Increase/
                                                     2006                  2005               (Decrease)      (Decrease)
                                               ------------------    ------------------    ---------------- --------------
  Payroll                                      $       1,618,032     $         897,422     $       720,610            80%
  Directors' remuneration                                526,167               442,000              84,167            19%
  Stock compensation - directors                         225,644               327,509            (101,865)           31%
  Stock compensation - consultants                       596,885               934,032            (337,147)          (36%)
  Office rental                                          317,828               184,570             133,258            72%
  Professional fees                                    2,177,874             1,359,319             818,555            60%
  Office supplies                                        691,370               177,426             513,944           290%
  Transportation                                          51,619                66,337             (14,718)          (22%)
  Vehicles                                               223,446               192,057              31,389            16%
  Utilities                                              226,361               175,948              50,413            29%
  Research                                               742,705               537,795             204,910            38%
  Business entertainment                                 361,940               170,206             191,734           113%
  Provision for bad debts                               (234,772)              266,248            (501,020)         (188%)
  Provision for obsolete inventories                           -               842,112            (842,112)         (100%)
  Miscellaneous                                        2,921,641               503,158           2,418,483           481%
                                               ------------------    ------------------    ----------------
TOTAL                                          $      10,446,740     $       7,076,139     $     3,370,601            48%
                                               ==================    ==================    ================

         Our increase in general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to the following factors:

         o Payroll expenses at Three Happiness increased by 49% compared to 2005, as a result of an increased number of employees. Our payroll expenses in HSPL increased by 75% compared to 2005 due to increased number of employees in administrative departments of HSPL. Payroll expenses at GLP, our newly acquired subsidiary, were $215,991 in 2006.

         o Research expenses at Three Happiness increased by 35% compared to 2005, reflecting the devotion of additional resources to research on new product development. In the same period, research expenses at HSPL increased by 17%, due to investment in research to improve our existing products. GLP has also spent $18,697 in research expenses for the year ended December 31, 2006.

         o Expenses for office supplies at Three Happiness increased by $220,307, or 174% compared to 2005, as a result of increased general and administrative activities to support our sales growth. In 2006, expenses for office supplies at HSPL also increased by $190,508, or 1,532%. In addition, GLP contributed $115,851 in office supplies during 2006.

         o The Company made general provision for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. The company reversed $234,772 provision for bad debts during 2006 based on the improved aging analysis.

         o Other expenses at Three Happiness increased by $937,025, or 284% in 2006 compared to 2005. This increase was due to increases in consulting fee and maintenance expenses of $347,351 and $105,396, respectively, as a result of increase in business activities to support our rapid growth. However, other expenses at HSPL decreased by $438,465, or 49% in 2006 compared to 2005 due primarily to the $734,748 stock provision provided during 2005 that did not recur during 2006. Other expenses at GLP for this year were $714,644, consisting mainly of insurance costs and consumable amortization expenses. GLP's other expenses accounted for 24% of the total cost in this category.

         o An increase in general and administrative expenses incurred in the AOBO Hong Kong office of 56% as compared to the year of 2005. The increase resulted primarily from additional personnel and facility expenses as well as fees paid for professional services.

         o In 2006, AOBO US office has also increased its general and administrative expenses by 7% as compared to 2005. Professional fees for 2006 increased by $422,093, or 32% as compared to 2005 as a result of an increase in our use of audit and consultancy services in connection with the listing of our stock on the New York Stock Exchange and GLP acquisition, such additional services were not used during 2005. During 2006, stock-based compensation for executives increased by 116% because these expenses were incurred according to the Company's stock option plan, which set the criteria that was linked to our stock price, and as a result, all four quarters in 2006 meet the criteria while only two quarters did in 2005. Salaries to independent directors also increased by 112% due primarily to the appointment of 2 new independent directors during 2006.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expenses increased by $650,951, or 193%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was mainly due to the integration of GLP with the net book value of $10,032,699 in fixed assets and $24,931,147 in intangible assets. The depreciation and amortization expenses at GLP amounted to $497,820 during 2006.

Interest Income (Expense), Net
------------------------------

         Net interest income was $574,172 for the year ended December 31, 2006, compared to net interest expense of $505,822 for the year ended December 31, 2005. There were no significant fluctuations in interest expense incurred by us. The increase in interest income was the result of cash received from our private placement in November 2005.

Other Income (Expense), Net
---------------------------

         Other income, net, was a net expense of $333,798 for the year ended December 31, 2006, compared to a net expense of $6,876 for the year ended December 31, 2005. This was resulted primarily from our non-operating expenses of $99,592 arising in the disposal of fixed assets in HSPL during 2006 that was not incurred during 2005 and a $218,825 exchange loss recognized during the period.

Income Taxes
------------

         Income tax expense for the year ended December 31, 2006 was $7,416,915 as compared to $4,400,870 for the year ended December 31, 2005. The increase was due to the increase in pre-tax income of Three Happiness and HSPL. The Company's effective tax rate for this quarter was 20%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness and 33% of pre-tax income for HSPL under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED
------------------------------------------------------------------------------
DECEMBER 31, 2004
-----------------

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the year ended December 31, 2005 and 2004:

                                                        Year Ended December 31,              Year Ended December 31,
                                                   ----------------------------------    --------------------------------
                                                        2005               2004             2005             2004
                                                   ---------------    ---------------    ------------     -----------
REVENUES                                           $   54,732,557     $   31,966,927             100%            100%
COST OF GOODS SOLD                                     20,524,201         11,775,366           37.50           36.84
                                                   ---------------    ---------------    ------------     -----------
GROSS PROFIT                                           34,208,356         20,191,561           62.50           63.16
     Selling and marketing                              3,216,545          2,387,805            5.88            7.47
     Advertising                                        5,238,186          2,926,629            9.57            9.16
     General and administrative                         7,076,139          4,582,388           12.93           14.33
     Depreciation and amortization                        337,537            250,001            0.62            0.78
                                                   ---------------    ---------------    ------------     -----------
     Total operating expenses                        15,868,407         10,146,823           28.99           31.74
                                                   ---------------    ---------------    ------------     -----------
INCOME FROM OPERATIONS                                 18,339,949         10,044,738           33.51           31.24
     Interest expense, net                               (505,822)          (100,765)           0.92            0.32
     Other income (expense), net                           (6,876)            44,035            0.01            0.14
                                                   ---------------    ---------------    ------------     -----------
INCOME BEFORE INCOME TAXES                             17,827,251          9,988,008           32.57           31.24
     Income taxes                                      (4,400,870)        (2,216,626)           8.04            6.93
                                                   ---------------    ---------------    ------------     -----------
NET INCOME                                         $   13,426,381      $   7,771,382           24.53%          24.31%
                                                   ===============    ===============    ============     ===========
NET INCOME PER SHARE
     BASIC                                         $        0.31      $         0.23
                                                   ===============    ===============
     DILUTED                                       $        0.31      $         0.23
                                                   ===============    ===============

Revenues
--------

Revenues for the year ended 2005 were $54,732,557, an increase of $22,765,630 over revenues for the year ended 2004. Revenues by product categories were as follows:

                                           Year Ended December 31,                  Increase/       Increase/
Product                                  2005                   2004                (Decrease)      (Decrease)
----------------------------      -------------------     ------------------     ----------------- -------------
PBP products                      $      34,184,853     $     15,941,246     $      18,243,607          114%
PBN products                             20,547,704           16,025,681             4,522,023           28%
                                  -------------------     ------------------     ----------------- -------------
TOTAL                             $      54,732,557      $    31,966,927      $     22,765,630           71%
                                  ===================     ==================     ================= =============

Sales of our Plant Based Pharmaceutical (PBP) products increased by $18,243,607, or 114%, as compared to the year of 2004 primarily due to the following factors:

         o The sales of our Shuanghuanglian Injection Powder increased from $4,985,768 in the year ended December 31, 2004 to $16,288,193 in the year ended December 31, 2005, or 227%. This was because Shuanghuanglian Injection Powder was an acquired product from HSPL in September 2004, as a result, the revenue in 2004 only represent 3 months sales as compared to a full year in 2005.

         o The sales of our Cease Enuresis Soft Gel by increased 52% from $6,628,210 in the year of 2004 to $10,073,288 in the year of
                  2005. The increase in sales of this product was due primarily to our continuous marketing efforts with respect to the Cease Enuresis Soft Gel together with the growing demand for the product in the Chinese market;

         o The sales revenue from our UrinStopper Patch, a new product launched in 2005, reached $1,845,130 in the year of 2005. This was attributable to improved recognition of our new product supported by our marketing campaigns;

         o Sales revenues from other PBP products in the same period also increased by $1,650,973, or 38%, due primarily to the increased sales of our Double Ginseng Yishen Grain product;

Sales from our Plant Based Nutraceutical (PBN) products increased to $20,547,704 in the year of 2005 from $16,025,681 in the year of 2004, representing a growth of 28% and it is primarily due to the following factors:

         o Sales of our Protein Peptide series of products increased by 32%, from $11,423,092 during the year ended December 31, 2004 to $15,061,386 in the year of 2005. This increase was mainly attributed to the increase in sales of peptide coffee and peptide tablets;

         o Sales of our Compound Bio-functional beverage series increased from $2,616,866 in the year of 2004 to $$3,464,314 in the year of 2005, or an increase of 32%. The increase mainly resulted from our continuous marketing efforts for this series of products during the year.

         o Sales of other PBN products increased from $1,985,724 in the year ended December 31 2004 to $2,022,003 in the year of 2005, or an increase of 2%, due primarily to increased sales of our Vitamate nutritional oral liquid product.

Cost of Goods Sold and Gross Profit
-----------------------------------

Cost of goods sold was $20,524,201 for the year ended December 31, 2005, compared to $11,775,366 for the year ended December 31, 2004. Expressed as a percentage of revenues, cost of goods sold was 37.50% for the year ended December 31, 2005, compared to 36.84% for the year ended December 31, 2004.

Cost of goods sold for the years ended December 31, 2005 and 2004 by product categories were as follows:

                                           Year Ended December 31,                  Increase/        Increase/
     Product                             2005                  2004                (Decrease)        (Decrease)
     ------------------------      -----------------     ------------------     ------------------ ---------------
     PBP products                  $     13,077,539      $       6,255,805      $       6,821,734            109%
     PBN products                         7,446,662              5,519,561              1,927,101             35%
                                   -----------------     ------------------     ------------------ ---------------
     TOTAL                         $     20,524,201      $      11,775,366      $       8,748,835             74%
                                   =================     ==================     ================== ===============

The cost of goods sold of PBP and PBN products increased by 109% and 35%, respectively, in the year ended December 31, 2005 compared to the year of 2004. These increases are attributed to our increase in sales.

Gross profit increased $14,016,795, or 69%, for the year ended December 31, 2005 over the year ended December 31, 2004. This increase is slightly slower than the increase of our revenue, due primarily to a slighter higher cost of goods sold in PBN section.

Gross profit as a percentage of sales revenues decreased from 63.16% in the prior year to 62.50% due to the increase in cost of goods sold as a percentage of revenues as discussed above.

Selling and Marketing
---------------------

         Selling and marketing expenses, including distribution expenses, increased from $2,387,805 in the year ended December 31, 2004 to $$3,216,545 in the year ended December 31, 2005, representing a 35% increase. The details of our sales and marketing expenses were as follows:

                                                   Year Ended December 31,                  Increase/       Increase/
                                                                                           (Decrease)      (Decrease)
                                                 2005                  2004
                                           -----------------     ------------------      ---------------- --------------
Payroll                                    $       883,919       $       492,290         $     391,629        80%
Shipping                                           925,982               615,808               310,174        50%
Promotional materials and fees                     504,672               431,161                73,511        17%
Offices supplies                                   483,502               745,405              (261,903)      (35%)
AOBO Hong Kong marketing                            55,269                 9,240                46,029       498%
AOBO US marketing                                    9,448                 1,635                 7,813       478%
Other                                              353,753                92,266               261,487       283%
                                           -----------------     ------------------      ---------------- --------------
         TOTAL                             $     3,216,545       $     2,387,805         $     828,740        35%
                                           =================     ==================      ================ ==============

         Our increase in selling and marketing expenses in the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to the following factors:

         o An increase in our payroll expenses for Three Happiness by 38% due to an increase in the number of employees and average salaries for people working in marketing and distribution. Payroll expenses for HSPL increased by 958% compared with the year of 2004. This was because the expense incurred in 2005 was for a full year as compared to a quarter in 2004.

         o Shipping expenses for Three Happiness increased by 16% in the year of 2005 compared to the year of 2004 due primarily to the cost associated with our growth in sales. Shipping expenses for HSPL increased by $214,520, or 3,662%, mainly due to the cost for a full year compared to that for a quarter.

         o Marketing expenses also increased as a result of the opening of our AOBO Hong Kong specialty store in August 2005 and introducing products into many chain stores owned by chain pharmacies. To support the sales at these stores, as well as to increase our brand recognition, we engaged in substantial marketing activities from the third quarter of 2005.

         o The increase in selling and distribution expenses were partly offset by the decrease of office supplies expenses in Three Happiness by 68% in the year ended December 31, 2005 compared to the year ended December 31, 2004 due to our increased control on the administrative expenses during the year of 2005. However, HSPL's office supplies expenses increased by $98,967, or 2,844%, in the year of 2005 as compared to the year of 2005. The increase was due primarily to a full year cost in 2005 as compared to that for a quarter in 2004.

         o However, Three Happiness decreased its promotional materials and fees expenses by $52,328, or 12% in the year ended December 31, 2005 compared to the year ended December 31, 2005. This was because some of the promotional materials and fees in 2005 were already covered by that of 2004.

         o As a result of the increase in selling and distribution expenses by both HSPL and Three Happiness, our overall selling and marketing expenses increased by 35% in the year of 2005 as compared to the year of 2004.

Advertising
-----------

         Advertising expenses increased by $2,311,557 from $2,926,629 in 2004 to $5,238,186 in 2005. The increase in advertising expenses resulted from an increase in promotional efforts in 2005 to promote the Company's Shuanghuanlian Injection powder and Cease Enuresis Soft Gel and media advertisement in Protein Peptide product series as well as our UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the year of 2005 compared to the year of 2004.

General and Administrative
--------------------------

         General and administrative expenses increased from $4,582,388 in 2004 to $7,076,139 in 2005, or a 54% increase. The details of general and administrative expenses were as follows:

                                                       Year Ended December 31,                 Increase/      Increase/
                                                     2005                  2004               (Decrease)     (Decrease)
                                               ------------------    ------------------    ---------------- --------------
  Payroll                                      $         897,422     $         536,099     $       361,323            67%
  Directors' remuneration                                442,000               275,250             166,750            61%
  Stock compensation - directors                         327,509                32,000             295,509           923%
  Stock compensation - consultants                       934,032             1,072,790            (138,758)          (13%)
  Office rental                                          184,570                23,758             160,812           677%
  Professional fees                                    1,359,319               498,065             861,254           173%
  Office supplies                                        177,426               302,855            (125,429)          (41%)
  Transportation                                          66,337                29,567              36,770           124%
  Vehicles                                               192,057               193,118              (1,061)           (1%)
  Utilities                                              175,948                89,908              86,040            96%
  Research                                               537,795               309,302             228,493            74%
  Business entertainment                                 170,206               282,854            (112,648)          (40%)
  Provision for bad debts                                266,248                     -             266,248           100%
  Provision for obsolete inventories                     842,112                     -             842,112           100%
  Miscellaneous                                          503,158               936,822            (433,664)          (46%)
                                               ------------------    ------------------    ----------------
TOTAL                                          $       7,076,139     $       4,582,388     $     2,493,751            54%
                                               ==================    ==================    ================

         Our increase in general and administrative expenses in the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to the following factors:

         o An increase in general and administrative expenses incurred in the AOBO Hong Kong office of 196% as compared to the year 2004. This was because AOBO HK commenced full scale operation from August 2005 and our general and administrative expenses in 2004 only reflected about 4 months operation.

         o For the year ended December 31, 2005, general and administrative expenses incurred in AOBO US office increased by 55% as compared to the year of 2004. This was because AOBO US commenced full scale operation in approximately October 2004 and our general and administrative expenses in 2004 only reflected 3 months of full operations, whereas in 2005, a full year operation was incorporated. Director's remuneration and stock compensation for directors increased by 61% and 923%, respectively, as a result of the appointment of 2 new independent directors in 2005. Stock based compensation for consultants, however, decreased by 13% because some of the expenses for consultants were fully amortized in 2004, and as a result, such expenses did not recur in 2005. Professional fees expenses for 2005 increased by 162% as compared to 2004 as a result of an increase in legal and audit services needs for our listing on AMEX and the $60 million Private Placement.

         o Payroll expenses at Three Happiness increased by 29% compared with the year of 2004, as a result of an increased number of employees. Our payroll expenses in HSPL also increased by 354% compared to the year of 2004. This was because we completed our acquisition of HSPL in the fourth quarter of 2004 and, as a result, only 3 months' operating results of HSPL were reflected in our financial statements of 2004. However, we consolidated a full year of operation of HSPL in 2005.

         o Research expenses at Three Happiness increased by 86% compared to 2004, reflecting the devotion of additional resources to research on new products of UrinStopper Capsule and UrinStopper Patch and, as a result of such research effort, Three Happiness successfully launched new products to the market in 2005. HSPL also incurred research expenses of $22,219 while there was no such expense in 2004. The research expenses were incurred on improving Suanghuanglian Injection Powder.

         o Expenses for office supplies at Three Happiness decreased by 56% compared to 2004, as a result of tightening our cost controls over expenses. HSPL, however, increased its office supplies expenses by 440%. This was because we completed our acquisition of HSPL in the fourth quarter of 2004 and only 3 months' operating results of HSPL were reflected in the financial statements of the Company. However, we consolidated a full year of operating results of HSPL in 2005.

         o HSPL provided a provision for bad debts of $266,248 in 2005 based on the fact that there were aged accounts receivables in HSPL. However, no provision for bad debts was recorded in 2004.

         o In 2005, Three Happiness and HSPL provided reserves for obsolete inventories of $107,364 and $734,748, respectively. Provisions were based on the fact there were potential impairments on the current carrying value of the inventories due to potential obsolescence as a result of aged inventories. No such reserves were provided in either Three Happiness or HSPL.

         o Other expenses at Three Happiness decreased by 38% in 2005 as compared to 2004. This increase was due to increases in transportation and utility expenses by 124% and 96%, respectively, as a result of increase in business activities to support our rapid growth. However, Three Happiness successfully reduced entertainment expenses by 40% as a result of cost reduction efforts. Other expenses in Three Happiness in 2005 were reduced by 66% as compared to 2004. This was due to one time training expenses of $299,581 incurred in 2004, which was not repeated during 2005. Other expenses at HSPL increased by 3% in 2005 compared to 2004 due primarily to a full year operating results of HSPL in 2005 as compared to approximately 3 months' operating results reflected in our financial statements of 2004.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expenses increased by $87,536, or 35%, in the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was mainly due to the increase of assets in Three Happiness as a result of the transfer of $5.3 million worth of assets from construction in progress as well as the acquisition of HSPL that increased the assets of our Company.

Interest Expense, Net
---------------------

         Net interest expense was $505,822 for the year ended December 31, 2005, compared to $100,765 for the year ended December 31, 2004. There were no significant fluctuations in interest expense incurred by us. The increase in interest income was the result of the proceeds received in 2005 from our 2004 Private Placement.

Other Income (Expense), Net
---------------------------

         Other income, net, was a net expense of $6,876 for the year ended December 31, 2005, compared to a net income of $44,035 for the year ended December 31, 2004. This was resulted primarily from our business tax of $7,341 incurred in 2005 and a sundry income of $58,565 in 2004 that was not recurred in 2005.

Income Taxes
------------

         Income tax expense for the year ended December 31, 2005 was $4,400,870 as compared to $2,216,626 for the year ended December 31, 2004. The increase was due to the increase in pre-tax income of Three Happiness and HSPL. The Company's effective tax rate for 2005 was 25%.During this period, income tax was provided for at 15% of pre-tax income for Three Happiness and 33% of pre-tax income for HSPL under applicable Chinese law. However, other operating expenses incurred at the holding company level as well as at AOBO HK and US could not enjoy tax benefits in China.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash
----

         Our cash balance at December 31, 2006, was $87,784,419, representing an increase of $30,252,370, or 53%, compared with our cash balance of $57,532,049 at December 31, 2005. The increase was mainly attributable to the receipt of the second tranche of our private placement funding with net proceeds of $24,974,957 and net cash provided by operating activities of $29,304,293, net of cash used to acquire our GLP subsidiary of $18,074,187.

Cash Flow
---------

2006 Compared to 2005
---------------------

         Cash flows from operations during 2006 amounted to $29,093,464, representing an increase of approximately 155% compared with cash flows from operations of $11,402,350 in 2005. The increased cash flow was due primarily to the increase of our net income by 117%, to $29,201,146 in the year of 2006, compared with net income of $13,426,381 in the year of 2005. The increased cash flow was also due in part to a decrease in advances to suppliers and prepaid expenses by $1,824,318 during 2006, due to our better control over payment to our suppliers. These increases were partly offset by a decrease in our accounts payable of $1,310,363 and increases in our inventories of $3,814,766 and in our accounts receivable of $2,814,800 during 2006, which resulted from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital.

         Our cash flows used in investing activities amounted to $26,386,564 in the year ended December 31, 2006. During that period, we paid $18,074,187 for the acquisition of Guangxi Lingfeng Pharmaceutical Ltd. (GLP) and $3,986,501 for the acquisition of Heilongjiang Qitai Pharmaceutical Ltd. (HQPL). We also used $2,326,932 for the purchase of plant and equipment including our newly completed peptide manufacturing facilities. Compared to 2005, our cash flows used in investing activities increased by $20,524,619, which resulted primarily from the acquisition payments.

         Our cash flows from financing activities amounted to $26,158,514 in the year of 2006. We entered into a $60 million private placement in 2005 and the private placement was divided into two tranches. The first tranche was completed on December 8, 2005 and the second tranche was completed on January 23, 2006. Net cash proceeds of $31,470,487 were received from the first tranche of the private placement. On January 23, 2006, we received net proceeds of $24,974,957 in connection with the second tranche of the private placement.

2005 Compared to 2004
---------------------

         Cash flows from operations during the year of 2005 amounted to $11,402,350, representing an increase of approximately 38% compared with cash flows from operations of $8,236,258 in 2004. The increased cash flow was due primarily to the increase of our net income by 73%, to $13,426,381 in the year of 2005, compared with net income of $7,771,382 in the year of 2004. Our account receivables and advances to suppliers increased by $3,697,768 and $3,063,844, respectively. Expanded scale of operations, increase in sales revenues and consolidation of HSPL operations in 2005 resulted in additional demand on working capital. Expansion in our scale of operations also resulted in increases in accounts payable, customer deposits and other payables, resulting in $1,599,981 in cash flow.

         Our cash flows used in investing activities amounted to $5,861,945. During 2005, we used $5,037,514 for the construction of the new protein peptide facilities. Compared to 2004, our cash flow used in investing activities reduced by $3,099,584, which resulted primarily from the $7,070,883 acquisition payment of HSPL in 2004.

         Our cash flows from financing activities amounted to $39,663,836. We entered into a $60 million private placement in 2005 and the private placement was divided into two tranches. The first tranche was completed on December 8, 2005 and the second tranche was completed on January 23, 2006. Net cash proceeds of $31,470,487 were received from the first tranche of the private placement. We have also received net proceeds of $10,951,500 from the exercise of warrants associated with the private placement completed in November 2004. In 2005, we paid $1,342,861 and $1,404,522 to settle our short-term bank loans and shareholders' loan, respectively, to reduce our liabilities in view of sufficient cash flow.

Working Capital
---------------

         Our working capital increased by $25,297,518 to $92,252,071 at December 31, 2006, as compared to $66,954,553 at December 31, 2005, primarily due to our increase in cash of $30,252,370, notes receivable of $3,238,161 and inventories of $5,767,816, and partly offset by an increase of $4,597,299 in short-term bank loans and an increase of $1,450,905 in current portion of long-term bank loan. The increases in other receivable were primarily due to our increased production capacity and volume of sales. The increase of inventory was because the Company usually maintained higher inventory level at the beginning of its last fiscal quarter and acquired more raw materials prior to the winter season. Included in December 31, 2006 inventories were also $2,898,990 from GLP, a new subsidiary acquired in April 2006. The increase in short-term bank loans was the result of integration of GLP in April 2006 and the increase in current portion of long-term bank loan was due to a new mortgage loan obtained during 2006 as well as the integration of GLP.

         We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of December 31, 2006, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Contractual and Other Obligations

         The following table summarizes certain of the Company's aggregate contractual obligations at December 31, 2006, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business.

                                       2007          2008-2009      2010 -2011    Thereafter          Total
                                ------------------------------------------------------------------------------------
Short term bank loan                $  8,314,679        $ -            $ -          $ -              $  8,314,679
Long term bank loan                    1,450,905          95,158         106,201     714,550            2,366,814
Notes payable                             66,214         255,836         -             -                  322,050
Purchase commitments                   2,260,546         -               -             -                2,260,546
Operating leases                         174,884         -               -             -                  174,884
Capital commitments                      150,626         -               -             -                  150,626
                                ------------------------------------------------------------------------------------
    Total                           $ 12,417,854        $350,994       $ 106,201    $714,550        $ 13,589,599
                                ====================================================================================

Purchase commitments -- represents the Company's legally binding advertising contracts and agreements to purchase fixed or minimum quantities of goods at determinable prices.

Operating leases -- represents the minimum lease rental payments under non-cancelable leases for the Company's real estate.

Capital commitment -- represents the Company's legally binding agreements for fixed or minimum cost to construct manufacturing facilities.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ISSUANCE OF COMMON STOCK

         See PART II Item 5 for issuance of common stock for the year ended
2006.

INFLATION

         Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

         All of Company's revenues and majority of the expenses in 2006 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars at the exchange rate of 7.944 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $2,948,793. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

ITEM 9A. CONTROLS AND PROCEDURES

         AOBO maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOBO under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to AOBO's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOBO's disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of AOBO is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, AOBO's internal controls over financial reporting.

         Under the supervision and with the participation of the Chief Executive Officer and acting Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006. The framework on which such evaluation was based is contained in the report entitled "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2006.

         Our independent registered public accounting firm, Weinberg & Company, P.A., who also audited our consolidated financial statements, audited management's assessment and independently assessed the effectiveness of our internal control over financial reporting as stated in their report which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of American Oriental Bioengineering,
Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that American Oriental Bioengineering, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect of the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based in the criteria established in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.


Weinberg & Company, P.A.
Boca Raton, Florida

March 2, 2007


ITEM 9B. OTHER INFORMATION.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

         The following persons are the directors and executive officers of our company:


NAME                                 AGE      POSITION                                  DATE OF APPOINTMENT
----                                 ---      --------                                  -------------------
Tony Liu                             54       Chief Executive Officer and Chairman of   December 18, 2001
                                              the Board
Jun Min                              48       Director and Vice President               May 8, 2002
Yanchun Li                           38       Director, Acting Chief Financial Officer  May 8, 2002
                                              and Chief Operations Officer
Binsheng Li                          43       Director and Chief Accounting Officer     May 8, 2002
Cosimo J. Patti (1)(2)(3)            57       Independent Director                      September 27, 2004
Xianmin Wang (1)(2)(3)               64       Independent Director                      January 1, 2005
Eileen Brody (1)(2)(3)               45       Independent Director                      June 22, 2005
Lawrence S. Wizel (1)(2)(3)          62       Independent Director                      August 21, 2006
Baiqing Zhang (3)                    54       Independent Director                      December 15, 2006

(1) Serves as a member of the Audit Committee.
(2) Serves as a member of the Compensation Committee.
(3) Serves as a member of the Nominating Committee.

         Below are brief descriptions of the backgrounds and experiences of the officers and directors:

         TONY LIU - CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Liu holds an EMBA degree and is an experienced entrepreneur. He was in the military for over 19 years and held a high rank commander position when he was with the People's Liberation Army. After Mr. Liu left the army, he started working for the government of Heilongjiang province. Mr. Liu accumulated and possesses many years of working experience while he witnessed and participated in the massive macro economic changes in China. Mr. Liu was one of the representatives to the National People's Congress. During the last thirteen years, Mr. Liu has led and managed the Company as its Chief Executive Officer. He has more than ten years of experience in managing pharmaceutical companies. Mr. Liu was named the Outstanding Chinese Entrepreneur of the World and he is currently the Vice Chairman of the International Chinese Entrepreneur Association.

         JUN MIN - VICE PRESIDENT AND DIRECTOR. Mr. Min worked as the Senior Executive Officer of the Price Checking Department Bureau of Heilongjiang Province from 1987 through the end of 1992. Subsequently, he worked for Harbin Three-Happiness Bioengineering, Co. Ltd. from 1993 until he was appointed as the Vice President and as a director of the Company in May 2002. He has over 20 years of experience in operation management and possesses extensive knowledge of the consumers and pharmaceutical products industry in China. Mr. Min received a business management degree from Harbin Broadcast & TV University in 1986.

         YANCHUN LI - ACTING CHIEF FINANCIAL OFFICER, CHIEF OPERATIONS OFFICE, SECRETARY AND DIRECTOR. Ms. Li is an outstanding manager with a strong sense of entrepreneurship and extensive experience in market development. Before joining the company, she worked for China Ruida Food Limited Company and her team had successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined the Company in 1994 as the manager of marketing and sales of Three Happiness. She led a sales team of couple hundred people and launched a series of marketing campaigns to promote Three Happiness functional drinks all over China. The Three Happiness brand was later awarded the "Top Ten Well-known Brand in China". With her proven track record and outstanding performance, Ms. Li was appointed as the Acting CFO, COO and director. She is in charge of the Company's operations, marketing and financial activities. Ms. Li has 13 years of experience and has creative ideas in marketing consumers, pharmaceutical and neutraceutical products. She was named one of the "Golden Phoenix" entrepreneurs of marketing in China.

         BINSHENG LI - CHIEF ACCOUNTING OFFICER AND DIRECTOR. Mr. Li began to work at Harbin Three-Happiness Bioengineering Co., Ltd. in 1994 as an accountant in the accounting department. Mr. Li's dedication and hard work has earned him several promotions during his tenure. Mr. Li was appointed as the Chief Accounting Officer and director and has been in charge of all financial management and accounting work for AOBO since May 2002. Mr. Li graduated from Dalian University in 1986 with a major in Finance and Economics.

         COSIMO J. PATTI - INDEPENDENT DIRECTOR. Before joining the Company as a director, Mr. Patti was an arbitrator of the National Association of Securities Dealers (NASD) and the New York Stock Exchange (NYSE) for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Mr. Patti received his Psychology degree from Brooklyn College in 1970.

         XIANMIN WANG - INDEPENDENT DIRECTOR. Mr. Wang has been our independent director since January 2005. He was the Vice Governor of Heilongjiang Province in 1998 to 2001, where he was in charge of Financial and Economic affairs. Mr. Wang was Secretary of Daqing Municipal Party Committee from 1996 to 1998, and Vice Secretary of Harbin Municipal Party Committee from 1991 to 1992. Mr. Wang received a post graduate degree in Philosophy from Renmin University of china in 1964. He also holds a bachelor degree in Economics from Northeast Forest University.

         EILEEN BRODY - INDEPENDENT DIRECTOR Since August, 2005, Ms. Brody has been President of Dawson-Forte Cashmere, an apparel trading company. From 1997 to 2004, she was Vice President of Merchandising and Planning for Carter's Retail division of The William Carter Company. From 1992 to 1997, she held various management positions for Melville Corporation, a multi-billion dollar retailer. From 1983 to 1990, Ms. Brody worked for KPMG Peat Marwick as a Senior Manager. While at KPMG, she was responsible for audit services for a diverse clientele of large and small public companies and provided due diligence services on a wide variety of acquisitions. Ms. Brody is a Certified Public Accountant. She received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business.

         LAWRENCE S. WIZEL - INDEPENDENT DIRECTOR. Mr. Wizel was appointed as our independent director in August 2006. Prior to joining the Company as a director, he served as Deputy Professional Practice Director at Deloitte Touche USA LLP ("Deloitte") in Deloitte's New York office. Mr. Wizel began his career at Deloitte in 1965 and was a partner from 1980 until June, 2006 when he retired. Mr. Wizel was responsible for serving a diverse client base of publicly held and private companies in a variety of capacities including, SEC Commission filings, initial public offerings, mergers and acquisition transactions and periodic reporting. He received his BS in 1965 in accounting from Michigan State University and is a Certified Public Accountant.

         BAIQING ZHANG - INDEPENDENT DIRECTOR. Mr. Zhang was appointed as our independent director in December 2006. Mr. Zhang brings to the Company two decades of experience in the Chinese government's regulatory and supervisory divisions. From 1998 until Mr. Zhang retired in 2005, Mr. Zhang served as Director of the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission ("CSRC"), where he managed and imposed regulatory compliance for all Heilongjiang-based securities issuances, as well as supervised securities trading, investment funds and legal affairs. The CSRC is China's primary regulatory body overseeing the country's financial markets. Prior to this, he spent ten years as a member of the Discipline Inspection Committee in the Department of Supervision of the Heilongjiang Province, and previously was the Vice Principal of Hebei Institute of Mechanical and Electrical Technology, where he taught university courses. Since 2005, Mr. Zhang has been a consultant in the fields of law and economics, public policy, and business strategy. He also consults and lectures about regulatory issues in the Chinese securities markets, based on his significant experience at the CSRC.

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

         We have nine members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

BOARD COMMITTEES

         The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

         The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company's Definitive Proxy Statement on October 17, 2006 for its Annual Meeting of Stockholders, which was held on November 21, 2006. Our Nominating and Corporate Governance Committee Charter was amended on November 9, 2006, in connection with our listing on the New York Stock Exchange. The Amended and Restated Nominating and Corporate Governance Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

COMPENSATION COMMITTEE

         The Compensation Committee is responsible for (a) reviewing and recommending to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) reviewing and determining the salaries and bonuses of executive officers of the Company, including the CEO and the CFO and establishing the general compensation policies for such individuals. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Compensation Committee. Our Compensation Committee Charter was amended on November 9, 2006, in connection with our listing on the New York Stock Exchange. The Amended and Restated Compensation Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

AUDIT COMMITTEE

         The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members for the year ended December 31, 2006 consisted of Lawrence S. Wizel, Cosimo J. Patti, Xianmin Wang and Eileen Brody. Each of these members are considered "independent" under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

         Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Lawrence S. Wizel is the "audit committee financial expert" and is an independent member of our board of directors.

EXECUTIVE SESSIONS

         Under the New York Stock Exchange Rules, our non-management directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Lawrence S. Wizel at 90 Park Avenue Suite 1706, New York NY 10016.

CHIEF EXECUTIVE OFFICER CERTIFICATIONS

         In connection with our listing on the New York Stock Exchange , Mr. Tony Liu, our Chief Executive Officer, submitted an Annual CEO Certification, without qualification, to the New York Stock Exchange certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards during the 2006 fiscal year. Mr. Liu has executed a Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act and a Certification pursuant to 18 U.S.C. 1350, which are filed as Exhibits 31.1 and 32, respectively, to this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year 2006, all of the executive officers complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except that:

         Mr. Baiqing Zhang did not timely file a Form 3 reflecting his appointment as a director. Mr. Zhang subsequently filed a Form 3 on March 5, 2007;

         Mr. Tony Liu did not timely file a Form 4 reflecting the grant of 3,956 stock options on March 31, 2006, 3,541 stock options on June 30, 2006 and 3,064 stock options on September 30, 2006. Mr. Liu subsequently filed a Form 4/A on October 26, 2006 reflecting each stock option grant.

         Mr. Binsheng Li did not timely file a Form 4 reflecting the grant of 1,424 stock options on March 31, 2006, 1,275 stock options on June 30, 2006 and
1.103 stock options on September 30, 2006. Mr. Li subsequently filed a Form 4/A on October 26, 2006 reflecting each stock option grant.

         Mr. Jun Min did not timely file a Form 4 reflecting the grant of 2,373 stock options on March 31, 2006, 2,125 stock options on June 30, 2006 and 1,838 stock options on September 30, 2006. Mr. Min subsequently filed a Form 4 on October 23, 2006 reflecting each stock option grant.

         Ms. Yanchun Li did not timely file a Form 4 reflecting the grant of 2,373 stock options on March 31, 2006, 2,125 stock options on June 30, 2006 and 1,838 stock options on September 30, 2006. Ms. Li subsequently filed a Form 4 on October 23, 2006 reflecting each stock option grant.

CODE OF ETHICS

         We adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. Our Code of Ethics was amended on November 9, 2006 in connection with our listing on the New York Stock Exchange. A copy of our Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-Kand is available on our website www.bioaobo.com. Our Code of Ethics can be made available in print free of charge to any shareholders who requests it. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. Any waiver of the Code of Ethics will be promptly disclosed on our website at www.bioaobo.com and in a Current Report on 8-K.

ITEM 11. EXECUTIVE COMPENSATION

         The Company's executive compensation program for the named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors.

         COMPENSATION OBJECTIVES

         We believe that the compensation programs for the Company's NEOs should reflect the Company's performance and the value created for the Company's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company's success. Our compensation plans are consequently designed to link individual rewards with Company's performance by applying objective, quantitative factors including the Company's own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

         ELEMENTS OF COMPENSATION

         BASE SALARY. All full time executives are paid a base salary. Base salaries for our executives are established based on the scope of their responsibilities, professional qualifications, academic background, and the other elements of the executive's compensation, including stock-based compensation. However, at this time current total annual compensation is not in line with comparable companies, because our philosophy was to pay modest salaries with no bonus to conserve capital resources for future company growth. Our intent is to set executives' base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

         EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. The Compensation Committee will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted at the end of each fiscal quarter in accordance with the terms of the employment agreement with our executive officers, our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

         DETERMINATION OF COMPENSATION

         The Compensation Committee makes independent decisions about all aspects of NEO compensation, and takes into account (i) recommendations from our CEO with respect to the compensation of NEOs other than himself and our CFO, and
(ii) information that our Human Resources department provides regarding compensation data and benchmarks for comparable positions and companies in different applicable geographical areas.

         The Company's current executives compensation program as of the date of this report has been at the same level since 2003. The program is simplistic and is less structured than a more mature US-based corporation. Four of our NEOs are founders or co-founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries and no annual bonus. The compensation structure was set to retain capital resources in the Company to further growth.

         A Compensation Committee meeting was held in December 2006 to review the Company's current compensation practices and a decision was made to engage an independent third party compensation consultant to conduct a review of the Company's executive compensation program. The consultants have been asked to review the current compensation plan design to ensure that it effectively supports the execution of the Company's strategic plan and ties compensation opportunity to the achievement of short- and long-term financial objectives as well as changes in shareholder value. The study will also compare current compensation levels to external market rates to judge whether pay levels are competitive with the market for senior level talent in this industry. The Compensation Committee has determined to include comparisons to US based pay practices for executives as well in determining whether changes are necessary in the programs on a going forward basis that will assist the Company in attracting, motivating and retaining key senior level executives. A preliminary result of the compensation study leads the Compensation Committee to believe that the compensation provided for NEOs in 2006 was at the low percentile based upon our financial performance, general economic conditions, our analysis of compensation of surveyed companies, our assessments of individual and corporate performance, and other relevant factors. The Committee is in the process of gathering additional information and will make recommendations to the Board of Directors any necessary change to the current compensation program.

         The Compensation Committee is carefully monitoring our executive compensation programs. It is our general objective to provide our NEOs with total annual compensation near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. To accomplish this objective, we anticipate increasing levels of executive compensation over time. The Compensation Committee has reviewed the CD & A prepared by management and recommended it for inclusion in this Annual Report on Form 10-K.

         SUMMARY COMPENSATION TABLE

         The following table sets forth all cash compensation paid or to be paid by AOBO, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------
                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                             Non-       Nonquali-
                                                                            Equity        fied
                                                                           Incentive    Deferred      All
      Name                                                                   Plan       Compen-      Other
      and                                             Stock    Option       Compen-      sation     Compen-
   Principal                 Salary       Bonus      Awards     Awards      sation      Earnings     sation      Total
    Position       Year     ($) (1)        ($)         ($)      ($) (3)       ($)         ($)         ($)         ($)
----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------
 Tony Liu, CEO     2006     150,000         -           -       53,923         -           -           -        203,923
  and Chairman
                   2005     150,000         -           -       25,000         -           -           -        175,000

                   2004     150,000         -           -       12,500         -           -           -        162,500
----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------
  Yanchun Li,      2006      90,000         -           -       32,355         -           -           -        122,355
  Acting CFO,
 COO, Director     2005      90,000         -           -       15,000         -           -           -        105,000

                   2004      90,000         -           -        7,500         -           -           -         97,500
----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------
  Jun Min, VP,     2006      70,000         -           -       32,355         -           -           -        102,355
    Director
                   2005      70,000         -           -       15,000         -           -           -         85,000

                   2004      70,000         -           -        7,500         -           -           -         77,500
----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------
  Binsheng Li,     2006      57,000         -           -       19,413         -           -           -         76,413
     Chief
   Accounting      2005      57,000         -           -        9,000         -           -           -         66,000
    officer,
    Director       2004      57,000         -           -        4,500         -           -           -         61,500
----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------
 Wilfred Chow,     2006     100,000     26,666(2)       -          -           -           -           -        126,666
 VP of Finance
                   2005        -            -           -          -           -           -           -           -

                   2004        -            -           -          -           -           -           -           -
----------------- -------- ----------- ------------ ---------- ---------- ------------ ----------- ----------- -----------

         (1) Salary is reported based on the amount earned for the calendar year.

         (2) Bonus relates to discretionary compensation, which was not awarded in 2006 for all directors but for Mr. Chow, a new hire in April 2006.

         (3) Option award amounts in this table relate to the accounting expense for options granted in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which requires the expensing of equity stock awards.

EMPLOYEE STOCK OPTION PLAN

         In March 2004, our board of directors formally adopted a Stock Option Plan (the "2004 Plan"). Under the 2004 Plan, we were authorized to grant non-qualified options to purchase up to 2,900,000 shares of our common stock to our employees, officers, directors and consultants. The 2004 Plan was administered directly by our Compensation Committee. Subject to the provisions of the 2004 Plan, the Compensation Committee determined who would receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise prices, as well as any other pertinent terms of the options. The Company replaced the 2004 Plan with a new Equity Incentive Plan that was adopted by the Board and approved by the Stockholders in 2006 ("2006 Plan"). The 2006 Plan provides a maximum of 5,000,000 shares for future grants but the Company is not intended to grant more than 1,000,000 shares in one calendar year. The Company will not grant any additional awards under the 2004 Plan. All future Awards would be granted under the 2006 Plan. Those individuals with awards outstanding under the 2004 Plan will continue to hold such awards in accordance with the terms of their respective grant agreements.

         As of December 31, 2006, the Company granted an aggregate of 99,269 options under the 2004 Plan. For the fiscal year ended December 31, 2006, options to purchase a total of 30,344 shares of common stock were granted to the executive officers. In 2006, the Company granted the following options to the NEO's pursuant to the 2004 Plan:

2006 GRANTS OF PLAN-BASED AWARDS TABLE

                                  ESTIMATED                                 GRANT DATE
                                FUTURE PAYOUTS                                FAIR
                                 UNDER EQUITY     EXERCISE OR     CLOSING    VALUE OF
                                INCENTIVE PLAN    BASE PRICE     PRICE ON    0PTION
                                   AWARDS         OF OPTION       GRANT       AWARDS
                      GRANT       (TARGET)          AWARDS         DATE
       NAME            DATE          (#)           ($ / SH)      ($ / SH)    ($ / SH)
       ----            ----          ---           --------      --------    --------
     Tony Liu        3/31/06        3,956            2.00          5.16      13,925
                     6/30/06        3,541            2.00          5.53      13,732
                     9/30/06        3,064            2.00          6.08      13,419
                     12/31/06       1,292            2.00          11.76     12,848

    Yanchun Li,      3/31/06        2,374            2.00          5.16      8,355
                     6/30/06        2,124            2.00          5.53      8,239
                     9/30/06        1,838            2.00          6.08      8,051
                     12/31/06        776             2.00          11.76     7,709

      Jun Min        3/31/06        2,374            2.00          5.16      8,355
                     6/30/06        2,124            2.00          5.53      8,239
                     9/30/06        1,838            2.00          6.08      8,051
                     12/31/06        776             2.00          11.76     7,709

    Binsheng Li      3/31/06        1,424            2.00          5.16      5,013
                     6/30/06        1,275            2.00          5.53      4,944
                     9/30/06        1,103            2.00          6.08      4,831
                     12/31/06        465             2.00          11.76     4,625


EMPLOYMENT AGREEMENTS

         In March 2004, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Acting Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting and Finance Officer, all of whom are also directors of the Company.

         Tony Liu's employment agreement has a term of five years, effective as of October 1, 2003, and provides for a salary of $150,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan on an annual basis. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $12,500.00. We can terminate Mr. Liu's employment with cause, or without cause pursuant to a decision by our board of directors. In the event Mr. Liu's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

         Yanchun Li's employment agreement has a term of five years, effective as of October 1, 2003, and provides for an annual salary of $90,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan on an annual basis. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. We can terminate Ms. Li's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Ms. Li's employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of the term from the date of termination of her employment.

         Jun Min's employment agreement has a term of three years, effective as of October 1, 2003, and provides for an annual salary of $70,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan on an annual basis. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $7,500.00. We can terminate Mr. Min's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Mr. Min's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of the term from the date of termination of his employment.

         Binsheng Li's employment agreement has a term of three years, effective as of October 1, 2003, and provides for an annual salary of $57,000 for the first year of the term, subject to subsequent annual review by our board of directors. The agreement also provides for the grant of options to purchase shares of our common stock pursuant to the Plan on an annual basis. These options are to be awarded in four quarterly installments, effective on the last date of such quarter, beginning with the first quarter of 2004, during the term of the employment agreement, and will have an exercise price of $2.00 per share. Each quarterly grant shall consist of the quantity of shares of our common stock whose aggregate market price at close of trading on the date of grant minus their aggregate exercise price equals $4,500.00. We can terminate Mr. Li's employment with cause, or without cause at the sole discretion of our Chief Executive Officer. In the event Mr. Li's employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of the term from the date of termination of his employment.

         In June 2004, employment agreements for certain executive officers were amended to include a provision that if the Company's closing stock price is less than $2.00 on the last day of the applicable quarter, the employees would not be entitled to receive their quarterly stock options. For the first and second fiscal quarters in the year ended December 31, 2005, the closing stock price on the last day of each such quarter was less than the exercise price of $2.00. As such, the Company did not grant stock options to the executive officers for these fiscal quarters.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                                           OPTION AWARDS
                            -----------------------------------------------------------------------------
                                                                     EQUITY
                                                                   INCENTIVE
                                 NUMBER OF          NUMBER OF     PLAN AWARDS:
                                SECURITIES         SECURITIES       NUMBER OF
                                UNDERLYING         UNDERLYING      SECURITIES
                                UNEXERCISED        UNEXERCISED     UNDERLYING
                                  OPTIONS            OPTIONS      UNEXERCISED      OPTION
                                    (#)         -      (#)          UNEARNED      EXERCISE       OPTION
                            -------------------- ----------------   OPTIONS        PRICE       EXPIRATION
           NAME                 EXERCISABLE     - UNEXERCISABLE       (#)           ($)           DATE
--------------------------- -------------------- ---------------- ----------   -----------    -----------
         Tony Liu                  7,576                -              -            2.00      12/31/2008
                                   9,259                -              -            2.00      3/31/2009
                                   4,902                -              -            2.00      9/30/2010
                                   5,187                -              -            2.00      12/30/2010
                                   3,956                -              -            2.00      3/31/2011
                                   3,541                -              -            2.00      6/30/2011
                                   3,064                -              -            2.00      9/31/2011
                                   1,292                -              -            2.00      12/31/2011

        Yanchun Li                 4,545                -              -            2.00      12/31/2008
                                   5,556                -              -            2.00      3/31/2009
                                   2,941                -              -            2.00      9/30/2010
                                   3,112                -              -            2.00      12/30/2010
                                   2,374                -              -            2.00      3/31/2011
                                   2,124                -              -            2.00      6/30/2011
                                   1,838                -              -            2.00      9/31/2011
                                    776                 -              -            2.00      12/31/2011

          Jun Min                  4,545                -              -            2.00      12/31/2008
                                   5,556                -              -            2.00      3/31/2009
                                   2,941                -              -            2.00      9/30/2010
                                   3,112                -              -            2.00      12/30/2010
                                   2,374                -              -            2.00      3/31/2011
                                   2,124                -              -            2.00      6/30/2011
                                   1,838                -              -            2.00      9/31/2011
                                    776                 -              -            2.00      12/31/2011

        Binsheng Li                2,727                -              -            2.00      12/31/2008
                                   3,334                -              -            2.00      3/31/2009
                                   1,765                -              -            2.00      9/30/2010
                                   1,867                -              -            2.00      12/30/2010
                                   1,424                -              -            2.00      3/31/2011
                                   1,275                -              -            2.00      6/30/2011
                                   1,103                -              -            2.00      9/31/2011
                                    465                 -              -            2.00      12/31/2011

OPTION EXERCISES AND STOCK VESTED DURING 2006 FISCAL YEAR

         There were no options exercised during the year ended 2006.

COMPENSATION OF INDEPENDENT DIRECTORS FOR THE 2006 FISCAL YEAR

         We enter into service agreements with each of our independent directors, pursuant to which each shall carry out the duties of an independent director and serve on our Audit Committee, Nominating Committee and/or Compensation Committee. Pursuant to the terms of each such agreement, as amended, we have agreed to pay to each of our independent directors an annual cash retainer of $30,000, payable in monthly installments of $2,500, for their participation in board meetings or committee meetings. In addition, pursuant to agreements with Ms. Brody and Messrs. Patti and Wang, we were obligated to issue to each of them on the anniversary of the date of each service agreement, $30,000 worth of our common stock based on 100% of the average closing prices for the five trading days prior to the signing of each such independent director's service agreement with the Company.

         On July 1, 2006, the Company signed new independent director agreements with each of Ms. Brody and Messrs. Patti and Wang, which superseded previous agreements with such directors, dated June 28, 2005 and amended on March 8, 2006. On August 21, 2006 and December 15, 2006, the Company signed independent director agreements with Mr. Wizel and Mr. Zhang, respectively. Pursuant to the new agreements, the Company agreed to pay each independent director the following fees for services to be rendered: (1) a fee in cash of $30,000 for the six month ended December 31, 2006; and (2) a fee in cash of $30,000 per annum for each year subsequent to 2006. The fees in cash are payable to each independent director monthly in equal installments. In addition, during the term of the independent directors' service as a director or member of any board committee of the Company and starting from January 1, 2007, each independent director shall be entitled to receive each year shares of Common Stock of the Company with an aggregate value of $30,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including January 1 of such year.

         The following table sets forth all compensation paid or to be paid by AOBO, as well as certain other compensation paid or accrued, for each of the Independent Directors for the year 2006.

                                                                                       CHANGE
                                                                                     IN PENSION
                                                                                      VALUE AND
                                                                       NON-EQUITY    NONQUALIFIED
                                                                        INCENTIVE      DEFERRED
NAME                 FEES EARNED OR                                       PLAN       COMPENSATION      ALL OTHER
------                PAID IN CASH     STOCK AWARDS   OPTION AWARDS   COMPENSATION     EARNINGS      COMPENSATION     TOTAL
                          ($)              ($)           ($)              ($)            ($)              ($)          ($)
                     --------------   -------------- -------------    -------------  -------------   --------------  ---------
Cosimo J. Patti         45,000           15,000(1)       -                 -              -                -          60,000

Xianmin Wang            45,000           15,000(2)       -                 -              -                -          60,000

Eileen Brody            45,000           15,000(3)       -                 -              -                -          60,000

Lawrence S Wizel        21,666              -            -                 -              -                -          21,666

Baiqing Zhang            2,500              -            -                 -              -                -           2,500

(1) The grant date fair value of the stock award for 2006 was $15,000. 4,511 shares of common stock to be issued was outstanding at the fiscal year ended 2006.
(2) The grant date fair value of the stock award for 2006 was $15,001. 22,316 shares of common stock to be issued was outstanding at the fiscal year ended 2006.
(3) The grant date fair value of the stock award for 2006 was $57,598. 21,552 shares of common stock to be issued was outstanding at the fiscal year ended 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of common stock as of March 13, 2007 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

----------------------- --------------------- ---------------------------- ----- ------------------------
                                              AMOUNT AND NATURE OF
NAME                    TITLE OF CLASS        BENEFICIAL OWNER                   PERCENT OF CLASS (1)
----------------------- --------------------- ---------------------------- ----- ------------------------
Tony Liu (2)            Series A Preferred                      1,000,000   (2)                  100.00%
                        Stock
----------------------- --------------------- ---------------------------- ----- ------------------------
Tony Liu (2)            Common Stock                           14,847,648   (2)                   23.06%
----------------------- --------------------- ---------------------------- ----- ------------------------
Yanchun Li              Common Stock                              763,716   (3)                    1.12%
----------------------- --------------------- ---------------------------- ----- ------------------------
Jun Min                 Common Stock                              909,494   (4)                    1.41%
----------------------- --------------------- ---------------------------- ----- ------------------------
Binsheng Li             Common Stock                              292,906   (5)             *
----------------------- --------------------- ---------------------------- ----- ------------------------
Cosimo J. Patti         Common Stock                               26,537                   *
----------------------- --------------------- ---------------------------- ----- ------------------------
Xianmin Wang            Common Stock                               22,316                   *
----------------------- --------------------- ---------------------------- ----- ------------------------
Eileen Brody            Common Stock                               21,552                   *
----------------------- --------------------- ---------------------------- ----- ------------------------
Lawrence S. Wizel       Common Stock                                5,000                   *
----------------------- --------------------- ---------------------------- ----- ------------------------
Baiqing Zhang           Common Stock                                    0                   *
----------------------- --------------------- ---------------------------- ----- ------------------------
Total Ownership of                                             16,889,169                         28.67%
Common Stock by All
Directors and
Officers as a Group
----------------------- --------------------- ---------------------------- ----- ------------------------

         (1) Based upon 64,784,359 shares outstanding as of March 9, 2007 plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 31, 2006 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial owner" of all the shares of common stock over which any such sole or shared power exists.

         (2) Includes 38,777 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share. Through his common preferred stock ownership, (without giving effect to the exercise of such options) currently Mr. Liu has voting power equal to approximately 48% of our voting securities.

         (3) Includes 23,266 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share.

         (4) Includes 23,266 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share.

         (5) Includes 13,960 shares of common stock issuable upon exercise of stock options which are immediately exercisable at $2.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         There were no transactions since the beginning of the Company's last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

         Our board of directors has determined that Ms. Brody, and Messrs. Patti, Wang, Wizel and Zhang are considered "independent" under Section 303A.02 of the listing standards of The New York Stock Exchange. There were no transactions, relationships or arrangements that have not been disclosed under this Item 13 that were considered by the Board of Directors under the applicable definition of "independent" under Section 303A.02 of the listing standards of The New York Stock Exchange. In accordance with New York Stock Exchange Rules a majority of our Board of Directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
----------

         The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-Ks and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

                          2006:          $704,094  Weinberg & Company, P.A.

                          2005:          $335,000  Weinberg & Company, P.A.

Audit Related Fees
------------------

         The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

                          2006:          $397,848  Weinberg & Company, P.A.

                          2005:           $79,000  Weinberg & Company, P.A.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees
--------

         The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

                          2006:            $4,500  Weinberg & Company, P.A.

                          2005:           $17,000  Weinberg & Company, P.A.

We incurred these fees due to the preparation of our tax returns.

All Other Fees
--------------

         The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

                          2006:            $6,375  Weinberg & Company, P.A.

                          2005:                $0  Weinberg & Company, P.A.

Audit Committee Approval
------------------------

         Our Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

         All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies. None of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

-------------------- -----------------------------------------------------------------------------------------------
Exhibit No           Description
-------------------- -----------------------------------------------------------------------------------------------
2                    Purchase Agreement, dated as of September 8, 2004, between American Oriental Bioengineering,
                     Inc., the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang
                     Pharmaceutical Limited (incorporated by reference from the Report on Form 8-K, Commission
                     File No. 000-29785, filed with the Commission on September 14, 2004).
-------------------- -----------------------------------------------------------------------------------------------
3.1(a)               Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering,
                     Inc. (incorporated by reference from the Registration Statement on Form SB-2 Commission File
                     No. 333-124133, filed with the Commission on April 18, 2005).
-------------------- -----------------------------------------------------------------------------------------------
3.1(b)               Certificate of Amendment to Amendment and Restatement of Articles of Incorporation of
                     American Oriental Bioengineering, Inc. (incorporated by reference from the Registration
                     Statement on Form S-3 Commission File No. 333-131229, filed with the Commission on January
                     23, 2006).
-------------------- -----------------------------------------------------------------------------------------------
3.2                  Bylaws of American Oriental Bioengineering, Inc. (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------------------------------------------
4.1                  Form of Warrant (incorporated by reference from the Current Report on Form 8-K, Commission
                     File No. 001-32569, filed with the Commission on December 1, 2005).
-------------------- -----------------------------------------------------------------------------------------------
4.2                  American Oriental Bioengineering, Inc. 2003 Stock Option Plan (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April
                     15, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.1                 Stock and Warrant Purchase Agreement, dated as of November 28, 2005, by and among American Oriental Bioengineering, Inc. and the signatory purchasers named therein (incorporated by reference from the Current Report on Form 8-K,
                     Commission File No. 001-32569, filed with the Commission on December 1, 2005).
-------------------- -----------------------------------------------------------------------------------------------
10.2                 Form of Registration Rights Agreement by and among American Oriental Bioengineering, Inc. and the signatories thereto (incorporated by reference from the Current Report on Form 8-K,
                     Commission File No. 001-32569, filed with the Commission on December 1, 2005).
-------------------- -----------------------------------------------------------------------------------------------
10.3(a)              Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering,
                     Inc. and Tony Liu (incorporated by reference from the Report on Form 10-KSB, Commission File
                     No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.3(b)              Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering,
                     Inc. and Lily Li (incorporated by reference from the Report on Form 10-KSB, Commission File
                     No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------------------------------------------

                                                          -53-





-------------------- -----------------------------------------------------------------------------------------------
10.3(c)              Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering,
                     Inc. and Jun Min (incorporated by reference from the Report on Form 10-KSB, Commission File
                     No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.3(d)              Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering,
                     Inc. and Binsheng Li (incorporated by reference from the Report on Form 10-KSB, Commission
                     File No. 000-29785, filed with the Commission on April 15, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.4                 Purchase Agreement, dated September 8, 2004, by and between American Oriental
                     Bioengineering, Inc. and the Government of Heilongjiang Province of China and
                     Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Current Report on Form 8-K, Commission File No. 000-29785, filed with the
                     Commission on September 14, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.5                 Purchase Agreement, dated as of August 18, 2002, by and between American
                     Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference from the
                     Schedule 14C Commission File No. 000-29785, filed with the Commission on October
                     15, 2002).
-------------------- -----------------------------------------------------------------------------------------------
10.6                 Subscription Agreement, dated as of November 23, 2004, between American Oriental
                     Bioengineering, Inc. and the Subscribers (incorporated by reference from the Registration
                     Statement on Form SB-2, Commission File No. 333-124133, filed with the Commission on April
                     18, 2005).
-------------------- -----------------------------------------------------------------------------------------------
10.7(a)              Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering,
                     Inc. and Bai Chao (incorporated by reference from the Registration Statement on Form S-8,
                     Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.7(b)              Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering,
                     Inc. and Kou Yumin (incorporated by reference from the Registration Statement on Form S-8,
                     Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.7(c)              Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering,
                     Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8
                     Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.7(d)              Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering,
                     Inc. and Linda Welsh (incorporated by reference from the Registration Statement on Form S-8
                     Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.7(e)              Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering,
                     Inc. and Dr. Jie Zhu (incorporated by reference from the Registration Statement on Form S-8
                     Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------------------------------------------
10.7(f)              Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering,
                     Inc. and Brian Corday (incorporated by reference from the Registration Statement on Form S-8
                     Commission File No. 333-117276, filed with the Commission on July 9, 2004).
-------------------- -----------------------------------------------------------------------------------------------

                                                          -54-





-------------------- -----------------------------------------------------------------------------------------------
10.7(g)              Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering,
                     Inc. and Haishan Wang (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).
-------------------- -----------------------------------------------------------------------------------------------
10.7(h)              Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering,
                     Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).
-------------------- -----------------------------------------------------------------------------------------------
10.7(i)              Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering,
                     Inc. and Lau Chak Wong (incorporated by reference from the Registration Statement on Form S-8
                     Commission File No. 333-109832, filed with the Commission on October 10, 2003).
-------------------- -----------------------------------------------------------------------------------------------
10.8(a)              Independent Director Agreement, dated July 1, 2006, by and between American Oriental
                     Bioengineering, Inc. and Cosimo J. Patti (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).
-------------------- -----------------------------------------------------------------------------------------------
10.8(b)              Independent Director Agreement, dated July 1, 2006, by and between American Oriental
                     Bioengineering, Inc. and Xianmin Wang  (incorporated by reference to the Quarterly Report on
                     Form 10-Q, filed with the Commission on August 14, 2006).
-------------------- -----------------------------------------------------------------------------------------------
10.8(c)              Independent Director Agreement, dated July 1, 2006, by and between American Oriental
                     Bioengineering, Inc. and Eileen B. Brody (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).
-------------------- -----------------------------------------------------------------------------------------------
10.8(d)              Independent Director Agreement, dated August 21, 2006, by and between American Oriental
                     Bioengineering, Inc. and Lawrence S. Wizel, filed herewith.
-------------------- -----------------------------------------------------------------------------------------------
10.8(e)              Independent Director Agreement, dated December 15, 2006, by and between American Oriental
                     Bioengineering, Inc. and Baiqing Zhang, filed herewith.
-------------------- -----------------------------------------------------------------------------------------------
14                   Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November
                     9, 2006, filed herewith.
-------------------- -----------------------------------------------------------------------------------------------
21                   Subsidiaries of the Registrant, filed herewith
-------------------- -----------------------------------------------------------------------------------------------
31.1                 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the
                     Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002, filed herewith.
-------------------- -----------------------------------------------------------------------------------------------
31.2                 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the
                     Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
-------------------- -----------------------------------------------------------------------------------------------
32                   Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18
                     U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
-------------------- -----------------------------------------------------------------------------------------------

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


Date:  March 13, 2006           By:  /s/ Tony Liu
                                    -------------------------------------------
                                    By:    Tony Liu
                                    Title: Chief Executive Officer and Director

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


SIGNATURE                    TITLE                                                    DATE
---------                    -----                                                    ----

/s/ Tony Liu                 Chief Executive Officer and Chairman of the Board of     March 13, 2006
--------------------------   Directors
Tony Liu

/s/ Yanchun Li               Acting Chief Financial Officer, Chief Operating          March 13, 2006
--------------------------   Officer, Secretary and Director
Yanchun Li

/s/ Jun Min                  Vice President and Director                              March 13, 2006
--------------------------
Jun Min

/s/ Binsheng Li              Chief Accounting Officer and Director                    March 13, 2006
--------------------------
Binsheng Li

/s/ Cosimo J. Patti          Independent Director                                     March 13, 2006
--------------------------
Cosimo J. Patti

/s/ Xianmin Wang             Independent Director                                     March 13, 2006
--------------------------
Xianmin Wang

/s/ Eileen Brody             Independent Director                                     March 13, 2006
--------------------------
Eileen Brody

/s/ Lawrence S. Wizel        Independent Director                                     March 13, 2006
--------------------------
Lawrence S. Wizel

/s/ Baiqing Zhang            Independent Director                                     March 13, 2006
--------------------------
Baiqing Zhang


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Oriental Bioengineering,
Inc.:

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Weinberg & Company, P.A.


Weinberg & Company, P.A.
Boca Raton, Florida

March 2, 2007


                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS



                                               ASSETS
                                               ------


                                                                 DECEMBER 31,
                                                         2006                     2005
                                                 ---------------------    ---------------------

CURRENT ASSETS
Cash and cash equivalents                        $         87,784,419     $         57,532,049
Accounts receivable, net                                   11,141,057                8,168,420
Inventories, net                                           10,684,316                4,916,500
Advances to suppliers and prepaid expenses                  1,950,101                3,494,320
Notes receivable                                            3,238,161                        -
Other receivables                                              37,545                  102,611
Due from employees                                            585,050                  409,159
Deferred consulting expenses                                  166,600                  752,620
                                                 ---------------------    ---------------------
           Total Current Assets                           115,587,249               75,375,679
                                                 ---------------------    ---------------------

LONG-TERM ASSETS
Plant and equipment, net                                   32,194,957               13,386,439
Land use rights, net                                       32,937,743                7,925,763
Construction in progress                                      326,121                1,655,349
Deferred tax assets                                         1,797,153                  614,336
Licenses, net                                                 383,755                  464,673
Goodwill                                                    1,933,100                        -
Long-term investment and advance                              113,868                        -
                                                 ---------------------    ---------------------
          Total Long-Term Assets                           69,686,697               24,046,560
                                                 ---------------------    ---------------------

   TOTAL ASSETS                                  $        185,273,946     $         99,422,239
                                                 =====================    =====================

                   See accompanying notes to the consolidated financial statements

                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

                                                                                        DECEMBER 31,
                                                                                 2006                    2005
                                                                         ---------------------    -------------------
CURRENT LIABILITIES
Accounts payable                                                         $          2,871,981     $        1,230,767
Other payables and accrued expenses                                                 4,549,867              1,604,096
Taxes payable                                                                       2,211,542              1,485,872
Short-term bank loans                                                               8,314,679              3,717,380
Current portion of long-term bank loans                                             1,450,905                      -
Customer deposits                                                                   2,263,654                355,975
Notes payable                                                                          66,216                      -
Other liabilities                                                                   1,606,334                 27,036
                                                                         ---------------------    -------------------
           Total Current Liabilities                                              23,335,178              8,421,126
                                                                         ---------------------    -------------------

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion                                          915,909                      -
Long-term notes payable                                                               255,836                      -
Deferred tax liabilities                                                            4,580,698                232,505
Other liabilities                                                                       9,083                 23,018
                                                                         ---------------------    -------------------
          Total Long-Term Liabilities                                               5,761,526                255,523
                                                                         ---------------------    -------------------
   TOTAL LIABILITIES                                                               29,096,704              8,676,649
                                                                         ---------------------    -------------------

COMMITMENTS

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   1,000,000 shares issued and outstanding at December 31, 2006 and
   2005                                                                                 1,000                  1,000
Common stock, $0.001 par value; 150,000,000 shares authorized;
   64,230,369 and 57,109,188 shares issued and outstanding, at
   December 31, 2006 and 2005, respectively                                            64,230                 57,109
Stock to be issued                                                                    599,069                141,044
Additional paid-in capital                                                         92,307,960             59,491,393
Retained earnings (the restricted portion is $8,498,766 and
   $4,104,115 at December 31, 2006 and 2005, respectively)                         58,826,911             29,625,765
Accumulated other comprehensive income                                              4,378,072              1,429,279
                                                                         ---------------------    -------------------
Total Shareholders' Equity                                                        156,177,242             90,745,590
                                                                         ---------------------    -------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $        185,273,946     $       99,422,239
                                                                         =====================    ===================

                             See accompanying notes to the consolidated financial statements

                                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                  2006                2005                2004
                                                              -------------       -------------       -------------
REVENUES                                                      $ 110,182,092       $  54,732,557       $  31,966,927
COST OF GOODS SOLD                                               38,318,223          20,524,201          11,775,366
                                                              -------------       -------------       -------------
GROSS PROFIT                                                     71,863,869          34,208,356          20,191,561
                                                              -------------       -------------       -------------

Selling and marketing                                             8,876,829           3,216,545           2,387,805
Advertising                                                      15,174,125           5,238,186           2,926,629
General and administrative                                       10,446,740           7,076,139           4,582,388
Depreciation and amortization                                       988,488             337,537             250,001
                                                              -------------       -------------       -------------
Total operating expenses                                         35,486,182          15,868,407          10,146,823
                                                              -------------       -------------       -------------
INCOME FROM OPERATIONS                                           36,377,687          18,339,949          10,044,738

INTEREST INCOME (EXPENSE), NET                                      574,172            (505,822)           (100,765)
OTHER INCOME (EXPENSE), NET                                        (333,798)             (6,876)             44,035
                                                              -------------       -------------       -------------
INCOME BEFORE INCOME TAXES                                       36,618,061          17,827,251           9,988,008
INCOME TAXES                                                      7,416,915           4,400,870           2,216,626
                                                              -------------       -------------       -------------

NET INCOME                                                       29,201,146          13,426,381           7,771,382
                                                              -------------       -------------       -------------

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain                                 2,948,793           1,429,279                  --
Income tax expense related to other comprehensive income           (442,319)           (471,662)                 --
                                                              -------------       -------------       -------------
OTHER COMPREHENSIVE INCOME, NET OF
    TAX                                                           2,506,474             957,617                  --
                                                              -------------       -------------       -------------

COMPREHENSIVE INCOME                                          $  31,707,620       $  14,383,998       $   7,771,382
                                                              =============       =============       =============

NET INCOME PER COMMON SHARE
     BASIC                                                    $        0.47       $        0.31       $        0.23
     DILUTED                                                  $        0.46       $        0.31       $        0.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     BASIC                                                       62,679,996          43,827,725          33,595,685
     DILUTED                                                     62,913,961          43,840,463          33,953,507

                           See accompanying notes to the consolidated financial statements

                                      AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


                                                                      COMMON    ADDITIONAL                   OTHER
                            PREFERRED STOCK         COMMON STOCK     STOCK TO     PAID-IN      RETAINED  COMPREHENSIVE
                           SHARES     VALUE       SHARES     VALUE   BE ISSUED    CAPITAL       EARNINGS     INCOME       TOTAL
                         ---------  ----------  ----------  -------  ----------  -----------  -----------  ----------  ------------
BALANCE AT               1,000,000  $    1,000  32,725,827  $32,726  $       --  $10,048,734  $ 8,428,002  $       --  $ 18,510,462
    JANUARY 1, 2004
Common stock issued for
    consulting services         --          --   1,021,000    1,021          --    1,354,955           --          --     1,355,976
Common stock and warrant
    issued in private
    placement                   --          --   6,000,000    6,000          --    5,432,614           --          --     5,438,614
Stock option granted to
    executives                  --          --          --       --          --       64,000           --          --        64,000
Net income                      --          --          --       --          --           --    7,771,382          --     7,771,382
                         ---------  ----------  ----------  -------  ----------  -----------  -----------  ----------  ------------
BALANCE AT
    DECEMBER 31, 2004    1,000,000       1,000  39,746,827   39,747          --   16,900,303   16,199,384          --    33,140,434
                         ---------  ----------  ----------  -------  ----------  -----------  -----------  ----------  ------------
Common stock and warrants       --          --   6,973,400    6,973          --   31,463,514           --          --    31,470,487
    issued in private
    placement
Common stock issued for
    director services           --          --      22,026       22          --      122,443           --          --       122,465
Common stock to be issued
    for director
    services                   --          --          --       --      141,044           --           --          --       141,044
Stock option granted to
    executives                  --          --          --       --          --       64,000           --          --        64,000
Exercise of warrants            --          --  10,518,935   10,519          --   10,940,981           --          --    10,951,500
Cancellation of shares          --          --    (152,000)    (152)         --          152           --          --            --
Foreign currency
    translation                 --          --          --       --          --           --           --   1,429,279     1,429,279
Net income                      --          --          --       --          --           --   13,426,381          --    13,426,381
                         ---------  ----------  ----------  -------  ----------  -----------  -----------  ----------  ------------
BALANCE AT
    DECEMBER 31, 2005    1,000,000       1,000  57,109,188   57,109     141,044   59,491,393   29,625,765   1,429,279    90,745,590
                         ---------  ----------  ----------  -------  ----------  -----------  -----------  ----------  ------------
Common stock and warrants       --          --   5,526,600    5,527          --   26,522,153           --          --    26,527,680
    issued in private
    placement
Common stock issued for
    consulting services         --          --      30,000       30          --      142,170           --          --       142,200
Common stock issued for
    acquisition                --          --   1,200,000    1,200          --    5,638,800           --          --     5,640,000
Common stock to be issued
    for director service       --          --          --       --      87,598           --           --          --        87,598
Common stock to be issued
    for warrants
    exercised                  --          --          --       --     370,427           --           --          --       370,427
Stock option granted to
     executives                 --          --          --       --          --      138,046           --          --       138,046
Exercise of warrants            --          --     364,581      364          --    1,928,121           --          --     1,928,485
Finance expenses related
     private placement to       --          --          --       --          --   (1,552,723)          --          --    (1,552,723)
Foreign currency
     translation                --          --          --       --          --           --           --   2,948,793     2,948,793
Net income                      --          --          --       --          --           --   29,201,146          --    29,201,146
                         ---------  ----------  ----------  -------  ----------  -----------  -----------  ----------  ------------
BALANCE AT
    DECEMBER 31, 2006    1,000,000  $    1,000  64,230,369  $64,230  $  599,069  $92,307,960  $58,826,911  $4,378,072  $156,177,242
                         =========  ==========  ==========  =======  ==========  ===========  ===========  ==========  ============

                                 See accompanying notes to the consolidated financial statements

                            AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                              2006              2005               2004
                                                         ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 29,201,146       $ 13,426,381       $  7,771,382
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                               2,479,955          1,254,498            757,720
Loss on disposal of plant and equipment                       124,015
Amortization of deferred consulting expenses                  728,220            934,032          1,106,124
Provision (recovery) for doubtful accounts                     57,307            266,248                 --
Provision for slow-moving and obsolete inventories            491,446            842,112                 --
Deferred taxes                                                 49,307           (329,075)            25,682
Common stock to be issued for services                         87,598            263,508            165,976
Stock based compensation expense                              138,046             64,000             32,000
Equity in loss of unconsolidated entity                         3,811                 --                 --

Changes in operating assets and liabilities, net
of effects of acquisitions:
(Increase) Decrease In:
Accounts receivable                                        (2,814,800)        (3,697,768)          (807,686)
Notes receivable                                           (2,640,593)                --                 --
Inventories                                                (3,814,766)           (85,553)        (1,606,851)
Advances to suppliers and prepaid expenses                  1,824,318         (3,063,844)           381,724
Other receivables                                             260,599            141,566           (105,455)
Due from employees                                           (138,838)          (213,736)          (126,983)
Increase (Decrease) In:
Accounts payable                                           (1,310,363)           475,501         (1,289,640)
Other payables and accrued expenses                         1,471,912            539,682          1,064,414
Taxes payable                                                 725,671            389,327            786,065
Customer deposits                                             550,461            195,471             81,786
Other liabilities                                           1,536,216                 --                 --
Due to affiliated company                                      82,796                 --                 --
                                                         ------------       ------------       ------------
Net cash provided by operating activities                  29,093,464         11,402,350          8,236,258
                                                         ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress                      (2,010,869)        (5,037,514)        (1,826,089)
Purchases of plant and equipment                           (2,326,932)          (824,431)           (64,557)
Purchase of subsidiary - GLP, net of cash acquired        (18,074,186)                --                 --
Purchase of subsidiary - HQPL, net of cash acquired        (3,986,501)                --                 --
Purchase of subsidiary - HSPL, net of cash acquired                --                 --         (7,070,883)
Proceeds from sales of marketable securities                    2,768                 --                 --
Proceeds from disposal of plant and equipment                   9,156                 --                 --
                                                         ------------       ------------       ------------
Net cash used in investing activities                     (26,386,564)        (5,861,945)        (8,961,529)
                                                         ------------       ------------       ------------

                       AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                      2006               2005               2004
                                                  ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans                  4,732,971                 --          1,445,783
Prepayments of short-term bank loans                (4,489,926)        (1,342,861)        (1,445,783)
Proceeds from long-term bank loans                     973,960                 --                 --
Prepayments of long-term bank loans                   (653,836)                --                 --
Repayment of notes payable                          (1,664,587)                --                 --
Repayments of capital lease                            (13,935)           (10,768)           (27,161)
Cash proceeds from private placement, net           24,974,955         31,470,487          5,438,614
Proceeds from exercise of warrants                   2,298,912         10,951,500                 --
(Repayments to) advance from officers                       --         (1,404,522)         1,351,110
                                                  ------------       ------------       ------------
Net cash provided by financing activities           26,158,514         39,663,836          6,762,563
                                                  ------------       ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           28,865,414         45,204,241          6,037,292
Effect of exchange rate changes on cash              1,386,956            923,659                 --
Cash and cash equivalents, beginning of year        57,532,049         11,404,149          5,366,857
                                                  ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 87,784,419       $ 57,532,049       $ 11,404,149
                                                  ============       ============       ============

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid                                     $    571,892       $    313,537       $    130,601
Income taxes paid                                 $  6,573,840       $  4,370,165       $  1,404,878

    Also see Note 16.

                   See accompanying notes to the consolidated financial statements

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 1 - PRINCIPAL ACTIVITIES AND ORGANIZATION

American Oriental Bioengineering Inc. ("AOBO") is a leading pharmaceutical company that develops, manufactures and commercializes both plant-based pharmaceutical ("PBP") and plant-based nutraceutical ("PBN") products. AOBO and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our" and "ourselves," unless the context indicates otherwise.

The Company changed its name from Internet Golf Association to American Oriental Bioengineering, Inc. in December 2001 after it acquired 100% equity interest of Harbin Three Happiness Bioengineering Co., Ltd. ("Three Happiness"), a company organized under the laws of China, through the exchange of 8,538,943 shares of the Company's restricted common stock. The transaction was treated as a reverse merger for accounting purposes.

In April 2004, the Company set up as a wholly-owned subsidiary, Oriental Bioengineering (Hong Kong) Limited, for the purpose of marketing and trading health care products in Hong Kong.

In September 2004, the Company acquired 100% equity interest of Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. ("HSPL"), a Chinese state-owned company for $7,228,916 in cash. HSPL manufactures and commercializes an anti-viral injection powder, a prescription PBP product.

In April 2006, the Company acquired from the Guangxi Lingfeng Pharmaceutical Company Limited ("GLP") shareholder all of the issued and outstanding shares of capital stock of GLP. The acquisition cost was $18,861,546 in cash (including $151,172 of transaction costs) and 1,200,000 shares of the Company's common stock valued at $4.70 per share for a total stock value of $5,640,000. GLP manufactures and commercializes a series of PBP products that focus on women's health.

In July 2006, the Company acquired 100% equity interest of Heilongjiang Qitai Pharmaceutical Limited ("HQPL") for $4,000,000. HQPL was a Chinese state-owned company which owns license for distribution of pharmaceutical products.

Also see Note 11 for acquisitions.

NOTE 2 - BASIS OF PRESENTATION

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of American Oriental Bioengineering, Inc. and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company's subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts, primarily depreciation expense in the prior years have been reclassified to cost of goods sold to conform to the current year's presentation.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

         o        Persuasive evidence of an arrangement exists,
         o        Delivery has occurred or services have been rendered,
         o        The seller's price to the buyer is fixed or determinable, and
         o        Collectibility is reasonably assured.

The Company established a subsidiary in Hong Kong with a specialty retail store to sell its products. The retail store sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

COST OF GOODS SOLD

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, depreciation expenses of manufacturing equipments and reserves for slow moving and obsolete inventories.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses included in selling expenses were $1,921,318, $925,982 and $615,808 for the years ended December 31, 2006, 2005 and 2004, respectively.

ADVERTISING COSTS

The Company expenses advertising costs as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the years ended December 31, 2006, 2005 and 2004 is $742,705, $537,795 and 309,302, respectively.

RETIREMENT BENEFITS

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for 2006, 2005 and 2004 is $43,506, $28,678 and $22,551, respectively and is included in general and administrative expenses.

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

                                              2006           2005        2004
                                              ----           ----        ----

Year end RMB : US$ exchange rate             7.8175         8.0702        8.3
Average yearly RMB : US$ exchange rate       7.9439         8.1734        8.3

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company's common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company's expected volatility assumption is based on the historical

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


volatility of Company's stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in 2006 is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The fair value of the stock based compensation expense for year ended December 31, 2006, 2005 and 2004 was $138,046, $91,481 and $70,345 respectively.

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

SEGMENTAL REPORTING

The Company operates in one operating segment in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". Although the Company develops, manufactures and commercializes both PBP and PBN products, the Company's chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the year ended December 31, 2006, 2005 and 2004, the Company's sales revenue from PBP products and PBN products are as follows:


       Product                         Year Ended December 31,
                       --------------------------------------------------------
                              2006                2005              2004
                       -------------------- ----------------- -----------------
PBP products           $        79,367,161       34,184,853       15,941,246
PBN products                    30,814,931       20,547,704       16,025,681
                       -------------------- ----------------- -----------------
TOTAL                  $       110,182,092       54,732,557       31,966,927
                       ==================== ================= =================

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance for doubtful accounts was $39,776 and $266,248 as of December 31, 2006 and 2005, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


INVENTORIES

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

DEFERRED CONSULTING EXPENSES

Deferred consulting expenses are amortized over their service term of one to three years respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, other receivables, due from employees, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates approximate the current market rates.

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

        Buildings                                     40 years
        Machinery and equipment                       10 years
        Motor vehicles                                 5 years
        Office equipment                               5 years
        Other equipment                                5 years
        Leasehold improvements                        10 years

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with SFAS No.144. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

There was no impairment losses recognized for the periods presented.

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

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

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


                  AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006 AND 2005


Basic and diluted earnings per share are calculated as follows:

                                                      Year Ended December 31,
                                         ---------------------------------------------
                                             2006             2005             2004
                                         -----------      -----------      -----------
Basic:
Income applicable to common
shareholders                             $29,201,146       13,426,381        7,771,382
Weighted average shares outstanding
during the year                           62,679,996       43,827,725       33,595,685
                                         -----------      -----------      -----------
   Basic earnings per share              $      0.47             0.31             0.23
                                         ===========      ===========      ===========
Diluted:
Income applicable to common
shareholders                             $29,201,146       13,426,381        7,771,382
Weighted average shares outstanding
during the year                           62,679,996       43,827,725       33,595,685
Effect of dilutive securities:
   Stock options                              56,111           12,738            5,194
   Warrants                                  177,854               --          352,628
                                         -----------      -----------      -----------
Diluted weighted common shares            62,913,961       43,840,463       33,953,507
outstanding
                                         ===========      ===========      ===========

   Diluted earnings per share            $      0.46             0.31             0.23
                                         ===========      ===========      ===========

NOTE 5 - INVENTORIES

Inventories as of December 31, 2006 and 2005 are summarized as follows:


                                                                December 31,
                                                  -----------------------------------------
                                                         2006                   2005
                                                  -------------------      ----------------
Raw materials                                     $        9,033,729       $     4,563,588
Work in progress                                           1,219,796               607,835
Finished goods                                             1,046,343               587,189
                                                  -------------------      ----------------
                                                          11,299,868             5,758,612
Less provision for slow moving inventories                  (615,552)             (842,112)
                                                  -------------------      ----------------
Inventories, net                                  $       10,684,316       $     4,916,500
                                                  ===================      ================

NOTE 6 - NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes do not bear interest and are to be received within three to nine months.

NOTE 7 - LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2006 and 2005:

                                                                December 31,
                                                  -----------------------------------------
                                                         2006                   2005
                                                  -------------------     -----------------
Cost of land use rights                           $       33,877,618      $      8,254,749
Less: Accumulated amortization                              (939,875)             (328,986)
                                                  -------------------     -----------------
Land use rights, net                              $       32,937,743      $      7,925,763
                                                  ===================     =================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


As of December 31, 2006, the net book value of land use right pledged as collateral was $13,126,210. See Note 10.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $585,243 and $167,731, $58,864, respectively.

Amortization expense for the next five years and thereafter is as follows:

      2007                         721,184
      2008                         721,184
      2009                         721,184
      2010                         721,184
      2011                         721,184
      Thereafter                29,331,823
                              -------------
      Total                   $ 32,937,743
                              =============


NOTE 8 - PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31, 2006 and 2005:

                                                        December 31,
                                                  2006                 2005
                                              ------------         ------------
At cost:
  Buildings                                   $ 27,208,232         $ 10,309,221
  Machinery and equipment                       13,706,903            8,947,241
  Motor vehicles                                   827,740              534,854
  Office equipment                                 664,892              633,256
  Other equipment                                  138,472                   --
  Leasehold improvements                            75,813                   --
                                              ------------         ------------
                                                42,622,052           20,424,572
                                              ------------         ------------
Less : Accumulated depreciation
  Buildings                                     (2,325,950)          (1,274,135)
  Machinery and equipment                       (7,050,834)          (5,050,858)
  Motor vehicles                                  (502,510)            (308,984)
  Office equipment                                (398,450)            (404,156)
  Other equipment                                  (91,071)                  --
  Leasehold improvements                           (58,280)                  --
                                              ------------         ------------
                                               (10,427,095)          (7,038,133)
                                              ------------         ------------
Plant and equipment, net                      $ 32,194,957         $ 13,386,439
                                              ============         ============

As of December 31, 2006, the net book value of plant and equipment pledged as collateral for a bank loan was $4,890,487. See Note 10.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1,796,691, $995,006 and $572,218, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 9 - LICENSES

The Company acquired medical formulae licenses in 1999. The costs of the licenses are amortized over their estimated useful lives of 12 years. Licenses as of December 31, 2006 and 2005 are summarized as follows:

                                             December 31,
                                        2006              2005
                                    -----------       -----------
Cost of licensing agreement         $ 1,151,263       $ 1,098,603
Less: Accumulated amortization         (767,508)         (633,930)
                                    -----------       -----------
Licenses, net                       $   383,755       $   464,673
                                    ===========       ===========

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $94,413, $91,761 and $90,362, respectively.

Amortization expense for the next four years is $94,413 each year and $6,103 in the fifth year.

NOTE 10 - DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 5.58% to 7.25% per annum. All the short-term bank loans are repayable within one year and are secured by fixed assets and land use rights owned by the Company. The increase in short-term bank loans is mainly from the acquisition of GLP. See Notes 7, 8 and 12.


Short-term loans are summarized as follows:

                                           Interest Rate                      December 31,
                                                                ------------------------------------------
  No.       Due Date                         Per Annum                 2006                    2005
--------    --------------------------    -----------------     --------------------     -----------------
   1        December 31, 2007                       7.254%      $         3,837,544      $      3,717,380
   2        March 13, 2007                          6.138%                1,279,181                     -
   3        March 31, 2007                          5.580%                  639,591                     -
   4        April 14, 2007                          5.580%                  639,591                     -
   5        June 28, 2007                           5.850%                  639,591                     -
   6        September 29, 2007                      6.120%                  639,591                     -
   7        November 22, 2007                       6.120%                  255,836                     -
   8        November 30, 2007                       6.120%                  383,754                     -
                                                                --------------------     -----------------

                                                                $         8,314,679      $      3,717,380
                                                                ====================     =================

Long-term bank loans include bank loans of $1,407,099 from the acquisition of GLP and a mortgage of $959,714 obtained during 2006 for the expansion of our Hong Kong office. The mortgage loan bears 5.5% interest per annum and is repayable over 15 years.

                                      F-18








             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

Long-term loans are summarized as follows:

                                                  Interest Rate                  December 31,
                                                                       ----------------------------------
  No.                  Due Date                     Per Annum               2006                2005
--------    -------------------------------      ----------------      ----------------     -------------
   1        September 12, 2007                            6.138%       $     1,279,182      $          -
   2        December 31, 2007                             3.000%               127,917                 -
   3        December 31, 2007                             5.500%                43,805                 -
                                                                       ----------------
Current portion of long-term loans                                           1,450,905                 -
                                                                       ----------------
   4        December 31, 2008                             5.500%                46,270                 -
   5        December 31, 2009                             5.500%                48,888                 -
   6        December 31, 2010                             5.500%                51,644                 -
   7        December 31, 2011                             5.500%                54,557                 -
   8        December 31, 2012                             5.500%                57,628
            Thereafter (Due December 31, 2021)            5.500%               656,922                 -
                                                                       ----------------     -------------
Long-term loans                                                                915,909                 -
                                                                       ----------------     -------------
                                                                       $     2,366,814      $          -
                                                                       ================     =============

Current notes payable was $66,214 as of December 31, 2006 with an annual interest rate of 7.06% and is repayable on demand. The long-term notes payable was $255,836 as of December 31, 2006 with an annual interest rate of 6.30%. Long-term notes payable will be fully repaid by 2009 and $19,188 is payable in 2008. All notes payable are from the acquisition of GLP and are non-secured.

Interest expense for all outstanding debt was $571,892, $313,537 and $130,601 for the years ended December 31, 2006, 2005 and 2004 respectively.

NOTE 11 - ACQUISITIONS

HQPL ACQUISITION

On July 26, 2006, the Company signed a legally-binding acquisition agreement ("Acquisition agreement") to acquire Heilongjiang Qitai Pharmaceutical Limited ("HQPL"), a Chinese distributor of pharmaceutical products. The Company paid $4.0 million cash to acquire 100% ownership of HQPL. HQPL owns a pharmaceutical retail distribution license and a HQPL Chinese herbal and medicinal material wholesale exchange which is Good Service Practice ("GSP") certified. HQPL's pharmaceutical wholesale and retail network covers the entire country of China, and the Company is utilizing HQPL's network to exclusively distribute the Company's products.

At the closing, HQPL had no liabilities but had $16,693 in cash and $4,532,391 of fixed assets at fair value that was valued by an independent third party. With the total acquisition cost of $4.0 million, negative goodwill exists after the initial assignment of values to all assets acquired and liabilities assumed. The entire negative goodwill was subsequently used to decrease the values assigned to fixed assets. The following table shows the allocation of acquisition cost to the net assets acquired based on their estimated fair values:

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


 Total cash consideration                      $ 4,000,000
 Total fair value of assets acquired            (4,549,084)
 Fair value of liabilities assumed                      --
                                               -----------
 Negative goodwill                             $  (549,084)
                                               ===========

Fair value of fixed assets acquired            $ 4,532,391
Negative goodwill applied to fixed assets         (549,084)
                                               -----------
 Adjusted basis of fixed assets                $ 3,983,307
                                               ===========

The pro forma effects of this acquisition are immaterial to the consolidated financial statements.

GLP ACQUISITION

On April 18, 2006, the Company acquired from the Guangxi Lingfeng Pharmaceutical Company Limited ("GLP") shareholder all of the issued and outstanding shares of capital stock of GLP. GLP is a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines and is based in Hezhou City, Guangxi, China. It has developed a product portfolio for the treatment of digestive and respiratory system illnesses and in the areas of pediatrics and gynecopathy. The acquisition cost was $18,861,546 in cash (including $151,172 of transaction costs) and 1,200,000 shares of the Company's common stock valued at the five day average closing share prices from April 7 to April 13, 2006, or, $4.70 per share which approximates the average share price of three days before and three days after the acquisition date. The total stock value was $5,640,000. The 1,200,000 shares were issued to the former shareholder of GLP on September 28, 2006. The results of operations of GLP for the period are included in the consolidated results of operations commencing April 19, 2006.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. Among the total assets purchased, the fixed assets and land use right were valued by an independent third party. If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

The following represents the allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values:

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


  Land use right                                             $      24,702,995
  Deferred taxation assets                                           1,027,735
  Long term investment                                                  86,067
  Construction in progress                                             323,222
  Fixed assets                                                       9,661,731
  Cash                                                                 787,360
  Accounts receivable                                                  215,143
  Inventories                                                        2,444,495
  Other receivables and prepayments                                    439,884
  Notes receivable                                                     597,568
  Other current assets                                                 152,082
                                                             ------------------
  Total assets purchased                                            40,438,282
                                                             ------------------

  Short-term loan                                                    4,128,726
  Accounts payable                                                   2,290,818
  Advances from customers                                            1,357,219
  Notes payable                                                      1,986,639
  Other payables and accrued expenses                                  902,002
  Payable to suppliers                                                 449,931
  Long-term bank loans                                               1,995,759
  Deferred tax payable                                               4,143,803
  Other current liabilities                                            614,939
                                                             ------------------
  Total liabilities assumed                                         17,869,836
                                                             ------------------

  Net assets acquired                                               22,568,446
  Total consideration paid                                          24,501,546
                                                             ------------------

  Goodwill                                                   $       1,933,100
                                                             ==================

The following unaudited pro forma combined statements of income for the years ended December 31, 2006 and 2005 have been prepared as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma combined statements are based on accounting for the business acquisition under purchase accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


                                                             Unaudited
                                                        Pro Forma Combined
                                                       Year Ended December,
                                                  -----------------------------
                                                       2006            2005
                                                  ------------     ------------

Revenue                                           $112,874,495     $ 64,842,054
Gross Profit                                        73,426,986       40,704,489
Income From Operations                              36,333,181       18,983,942
Net Income                                        $ 28,935,901     $ 13,420,326

Net Income per share
         Basic                                    $       0.46     $       0.30
         Diluted                                  $       0.45     $       0.30
Weighted Average number of shares outstanding
         Basic                                      63,567,668       45,027,725
         Diluted                                    63,801,633       45,040,463

HSPL ACQUISITION

On October 12, 2004, the Company completed the acquisition of 100% equity interest of Heilongjiang Songhuajiang Pharmaceuticals Co., Ltd. for $7,228,916 in cash. Among the total assets purchased, the fixed assets and land use right were valued by an independent third party. The following represents the allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values:

            Land Use Right                                      $    7,137,137
            Construction in progress                                    10,627
            Fixed assets                                             2,098,683
            Cash and cash equivalents                                  158,033
            Accounts receivable                                        672,408
            Inventories                                              1,519,398
            Other receivables and prepayments                           82,462
                                                                ---------------
         Total assets purchased                                     11,678,748
                                                                ---------------
            Short-Term Bank Loans                                    3,656,627
            Accounts payable and accrued expenses                      791,080
            Customer deposits                                            2,125
                                                                ---------------
         Total liabilities assumed                                   4,449,832
                                                                ---------------
         Net assets acquired                                    $    7,228,916
                                                                ===============

         Total consideration paid                               $    7,228,916
                                                                ===============

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


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


NOTE 12 - LONG TERM INVESTMENT AND ADVANCE

Long-term investment and advance represents GLP's investment in Hezhou QiLi Color Printing Co., Ltd. ("QiLi"). GLP owns a 40% equity interest in QiLi and accounts for the investment using the equity accounting method. The carrying value of this long-term investment was $84,403 as of December 31, 2006, which included $3,811 share of the net loss during 2006. GLP purchased $98,876 of inventory from QiLi during 2006. GLP also advanced $29,465 to QiLi as of December 31, 2006.


NOTE 13 - SHAREHOLDERS' EQUITY

A. Issuance of Restricted Common Stock In Private Placement
-----------------------------------------------------------

NOVEMBER 2005 PRIVATE PLACEMENT

On November 28, 2005, the Company entered into a stock purchase and warrant agreement, ("Purchase Agreement"), with thirty-one (31) accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units, each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant, at a purchase price of $4.80 per unit. The units were issued in two tranches. The first tranche consisted of 6,973,400 units issued on December 8, 2005. The second tranche consisted of 5,526,600 units issued on January 23, 2006, following the expiration of the waiting period under Rule 14c-2 of the Exchange Act and the amendment of our articles of incorporation. The Company received net proceeds of $31,470,487 and $24,974,957, respectively, in connection with the first and second tranche of the private placement.

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

Through December 31, 2006, the Company received total proceeds of $2,298,912 for the exercise of warrants to issue a total of 433,339 shares of common stocks. 364,581 shares of common stock were issued before December 31, 2006 and 68,758 shares of common stock were subsequently issued in January 2007.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOVEMBER 2004 PRIVATE PLACEMENT

On November 23, 2004, the Company completed a private placement of its securities to "accredited investors" pursuant to Regulation D under the Securities Act of 1933, as amended. The Company entered into a stock subscription agreement ("Subscription Agreement"), with 85 accredited investors ("Subscribers"). Pursuant to the Subscription Agreement, the Subscribers purchased 6,000,000 shares of the Company's common stock at a per share purchase price of $1.00 in a private placement, resulting in $6,000,000 of gross proceeds to the Company. The offering consisted of investment units, each comprised of one share of the Company's common stock sold at a purchase price per share of $1.00, a 3-year Class A stock purchase warrant to purchase 1 share of common stock exercisable at $0.85, and a 3-year Class B stock purchase warrant to purchase 1/2 share of common stock exercisable at $1.60. The Company paid fees and commissions in the aggregate amount of $561,386 in connection with this offering.

Upon the execution of the Subscription Agreement, the Company issued to the Subscribers (i) 10 Class A warrants and (ii) 5 Class B warrants for every 10 Shares purchased by them under the Subscription Agreement. The warrants contain a cashless exercise provision. As of December 31, 2005, all Class A Warrants and Class B Warrants were exercised by the Subscribers, for total net proceeds of $10,951,500.

The following tables summarize the warrant activities of the Company for the years ended December 2006, 2005 and 2004:

                                                                    Weighted
                                                     Warrants       Average
                                                     Granted     Exercise Price
                                                   -----------     --------
Outstanding January 1, 2004 .................          930,000     $   0.73
Granted .....................................       10,500,000     $   1.06
Exercised ...................................               --        --
Cancelled ...................................         (919,000)    $   0.73
                                                   -----------     --------
Outstanding as of December 31, 2004 .........       10,511,000     $   1.06
Granted .....................................        2,726,600     $   6.10
Exercised ...................................       10,511,000     $   1.06
Cancelled ...................................               --        --
                                                   -----------     --------
Outstanding as of December 31, 2005 .........        2,726,600     $   6.10
Granted .....................................        2,160,901     $   6.10
Exercised ...................................          364,581     $   5.29
Cancelled ...................................               --        --
                                                   -----------     --------
Outstanding as of December 31, 2006 .........        4,522,920     $   5.51
                                                   ===========     ========

Also see Note 17 on subsequent events related to the exercise of warrants.

B. Issuance and Cancellation of Restricted Common Stock
-------------------------------------------------------

On September 28, 2006, the Company issued 1,200,000 shares of restricted common stock to the former sole shareholder of GLP. The shares issued were part of the total consideration for the acquisition of GLP. See Note 11.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


On April 25, 2006, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered and to be rendered in 2006. According to the agreement, the Company pays to the consulting firm a $2,500 retainer per month, 30,000 shares of restricted common stock and an initial retainer of $10,000. The agreement also includes the payment of fees if certain investment banking services are provided. The Company recorded deferred consulting expenses of $142,200 in connection with the issuance of the 30,000 shares of restricted common stock, and the deferred consulting expenses were fully amortized as of December 31, 2006.

During 2005, the Company issued 22,026 shares of restricted common stock to one of the Company's independent directors for his service in 2005 according to the agreement between the Company and independent director. The Company recorded expenses of $122,465 in connection with the issuance.

On July 24, 2005, the Company cancelled 152,000 shares that were wrongly issued to a shareholder. The cancellation was recorded as an adjustment to stockholders' equity.


C. Stock Options
----------------

In March 2004, the Company's Board of Directors formally adopted a stock option plan (the "2004 Plan"). The Plan provides for the grant of options to employees, officers, directors and consultants. The Plan is administered directly by the Company's board of directors. Subject to the provisions of the Plan, the Company's board of directors determines who receives stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of the exercise of the options and exercise prices, as well as any other pertinent terms of the options.

The Company entered into employment agreements with four Company's executives in March 2004. Pursuant to the employment agreements, the Company shall pay an aggregate of $32,000 of intrinsic value of stock options per quarter to the executives. The stock options issued are fully vested at grant date and are exercisable within 5 years at an exercise price of $2.00 per share.

In September 2004, the Company amended the employment agreements to include a provision that if the Company's closing stock price was less than $2.00 on the last day of the quarter, the executives would not be entitled to their quarterly stock options. For the year ended December 31, 2006, according to the employment agreements as amended, the Company granted a total of 30,345 stock options to the executives.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


The following table summarizes the stock options activity:

                                                               Weighted Average
                                                    Activity    Exercise Price
                                                     ------       --------
Outstanding as of January 1, 2004 ...............    19,393       $   2.00
      Granted ...................................    23,704       $   2.00
      Exercised .................................        --          --
      Cancelled .................................        --          --
                                                     ------       --------
Outstanding as of December 31, 2004 .............    43,097       $   2.00
      Granted ...................................    25,827       $   2.00
      Exercised .................................        --          --
      Cancelled .................................        --          --
                                                     ------       --------
Outstanding as of December 31, 2005 .............    68,924       $   2.00
      Granted ...................................    30,345       $   2.00
      Exercised .................................        --          --
      Cancelled .................................        --          --
                                                     ------       --------
Outstanding as of December 31, 2006 .............    99,269       $   2.00
                                                     ======       ========

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company's assumptions used for the years ended December 31, 2006 and 2005 were as follows:

                                                  2006             2005
                                             --------------   --------------
             Expected Term (Years)                 3               3
             Expected volatility                 42.6%           40.0%
             Expected dividend yield               -               -
             Risk-free interest rate              4.6%            4.0%

The following table summarizes information about stock options outstanding as of December 31, 2006:

                                    Options Outstanding                        Options Exercisable
                   ------------------------------------------------------ -------------------------------
                                   Weighted         Weighted Average                        Weighted
    Range of        Number of      Average       Remaining Contractual     Number of        Average
 Exercise Prices     Shares      Exercise Price      Life (in years)         Shares      Exercise Price
------------------ ------------ ----------------- ----------------------- -------------- ----------------

      $2.00          99,269          $2.00                 3.32              99,269           $2.00
                   ------------                                           --------------
                     99,269                                                  99,269
                   ============                                           ==============

The weighted average fair value per share of the 99,269 options issued under the Plan is $3.54 per share.

D. Common Stock to be Issued
----------------------------

For the year ended December 31, 2006, the Company recorded $87,598 for stock compensation in connection with the services rendered by four of the Company's independent directors. The total accrual through December 31, 2006 for such services was $228,642 and included in the amount was $141,044 relating to stock compensation prior to 2006. An aggregate of 48,378 shares of the Company common stock were to be issued to our independent directors.

The Company also accrued $370,427 under the caption of Stock To Be Issued for warrants exercised and proceeds received but shares are yet to be issued at year end.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 14 - COMMITMENTS

Capital Commitments
-------------------

The Company entered into unconditional purchase commitments for construction of manufacturing facilities in Harbin and Guangxi, China. As of December 31, 2006, the future obligations of the Company under these commitments are as follows:

Within one year                                 $      150,626
Thereafter                                                   -
                                                ---------------
Total                                           $      150,626
                                                ---------------

Purchase Commitments
--------------------

The Company entered into unconditional purchase commitments for raw materials and packing materials and advertising. As of December 31, 2006, the future obligations of the Company under these commitments are as follows:


Within one year                                 $     2,260,546
Thereafter                                                    -
                                                ----------------
Total                                           $     2,260,546
                                                ----------------

Lease Commitment
----------------

As of December 31, 2006, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office in New York, Shenzhen and some regional representative offices in China of $174,884. All operating leases expire in 2007.

Rental expense for the years ended December 31, 2006, 2005 and 2004 was $317,828, $184,570 and $23,758, respectively.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 15 - INCOME TAX

(a) Corporation Income Tax ("CIT")

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2006 due to the net operating loss carry forward in the United States. In accordance with the relevant tax laws and regulations of the People's Republic of China ("PRC"), the CIT rate applicable to our subsidiaries in the PRC range from 0% to 33%. The newly acquired GLP is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Three Happiness, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is being considered a high technology company by the Chinese government. HSPL does not qualify for any tax concession and has a 33% tax rate.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2006, 2005 and 2004 as follows:


                                                     Year Ended December 31,
                                    -----------------------------------------------------------
                                           2006                 2005                2004
                                    ------------------- --------------------- -----------------
Computed "expected" expense         $        7,396,243             4,336,260         2,216,626
Permanent difference                            20,672                64,610                --
                                    ------------------- --------------------- -----------------
Income tax expense                  $        7,416,915             4,400,870         2,216,626
                                    =================== ===================== =================

The provisions for income taxes for the year ended December 31, 2006, 2005 and 2004 are summarized as follows:

                                                     Year Ended December 31,
                                    -----------------------------------------------------------
                                           2006                 2005                2004
                                    -------------------- -------------------- -----------------
Current                             $         7,908,963            4,729,945         2,190,944
Deferred                                       (492,048)           (329,075)            25,682
                                    -------------------- -------------------- -----------------
Total                               $         7,416,915            4,400,870         2,216,626
                                    ==================== ==================== =================

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of December 31, 2006 and2005 are as follows:


                                                          December 31,
                                                 ------------------------------
                                                     2006                2005
                                                 -----------        -----------
Deferred taxation assets
   Bad debt ..............................       $   204,636        $   137,043
   Amortization ..........................            81,234             26,583
   Other costs ...........................         1,011,508             81,917
   Stock provision .......................           330,711            261,878
   Depreciation ..........................           169,064            106,915
   Net operating loss carried forward ....                --            133,649
                                                 -----------        -----------
                                                   1,797,153            747,985
  Valuation allowance ....................                --           (133,649)
                                                 -----------        -----------
  Total deferred tax assets ..............         1,797,153            614,336
                                                 -----------        -----------

Deferred taxation liabilities
  Welfare accrual ........................          (152,562)           (98,638)
  Amortization ...........................          (178,216)           (95,814)
  Depreciation ...........................           (45,496)           (38,053)
  Government grant .......................          (830,475)                --
  GLP acquisition ........................        (3,275,593)                --
  Other ..................................           (98,356)                --
                                                 -----------        -----------
  Total deferred tax liabilities .........        (4,580,698)          (232,505)
                                                 -----------        -----------
Net deferred tax assets (liabilities) ....       $(2,783,545)       $   381,831
                                                 ===========        ===========

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


(b) Value Added Tax ("VAT")

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company's finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable balance of $1,869,984, $712,836 and $471,595 at December 31, 2006, 2005 and 2004, respectively are included in Other Payables and Accrued Expenses in the accompanying consolidated balance sheets.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 16 - NON-CASH TRANSACTIONS

2006
----

Assets of $3,836,919 were transferred from construction in progress to property, plant and equipment at completion.

Issued 30,000 shares of common stock valued at $142,200 for consulting services.

Issued 1,200,000 shares of common stock valued at $5,640,000 as part of the consideration for the acquisition of GLP.

2005
----

Assets of $5,271,180 were transferred from construction in progress to property, plant and equipment at completion.

21,000 warrants were exercised (under cashless provision) for repurchasing 18,935 shares of common stock.

152,000 shares of common stock were cancelled.

2004
----

Issued 1,021,000 shares of common stock valued at $1,354,955 for consulting services.

NOTE 17 - SUBSEQUENT EVENTS

In January 2007, the Company issued 48,378 shares of common stocks with respect to shares to be issued to independent directors at year end. Subsequent to year end, the Company also issued 68,758 shares of common stock with respect to shares to be issued for warrants exercised before year end.

On February 8, 2007, the Company entered into a consulting agreement with a consulting firm. According to the agreement, the Company pays to the consulting firm a $2,500 retainer per month and 20,000 shares of restricted common stock. The agreement also includes the payment of fees if certain investment banking services are provided. The Company recorded deferred consulting expenses of $260,000 in connection with the issuance of the 20,000 shares of restricted common stock, which will be amortized over a one-year service period.

Subsequent to December 31, 2006, the Company received a total of $2,598,877 in association with the exercise of warrants to purchase 505,612 shares of our common stock. The number of warrants outstanding as of March 2 is 4,017,308.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information for the years ended December 31, 2006 and 2005.


                                              -------------------------------------------------------------------
                                                                        Quarters Ended
                                              ---------------- -------------- ----------------- -----------------
                                                 March 31         June 30       September 30      December 31
                                              ---------------- -------------- ----------------- -----------------
YEARS ENDED DECEMBER 31, 2006
REVENUES                                          $19,086,901    $22,761,882       $27,075,059       $41,258,250
GROSS PROFIT                                      $12,289,186    $14,669,219       $17,701,814       $27,203,650
NET INCOME                                         $4,916,534     $5,827,221        $7,550,624       $10,906,667
Basic net income per common share                       $0.08          $0.09             $0.12             $0.18
Diluted net income per common share                     $0.08          $0.09             $0.12             $0.17

YEARS ENDED DECEMBER 31, 2005
REVENUES                                           $9,652,782    $11,902,470       $13,407,237       $19,770,068
GROSS PROFIT                                       $5,846,426     $7,496,763        $8,273,496       $12,591,673
NET INCOME                                         $2,183,189     $3,355,717        $3,709,764        $4,177,710
Basic net income per common share                       $0.05          $0.08             $0.08             $0.10
Diluted net income per common share                     $0.05          $0.08             $0.08             $0.10



                                                                 EXHIBIT 10.8(e)

                         INDEPENDENT DIRECTOR AGREEMENT

         This INDEPENDENT DIRECTOR AGREEMENT ("AGREEMENT") is made and entered into as of this 21st day of August, 2006 ("EFFECTIVE DATE"), by and between American Oriental Bioengineering, Inc., a Nevada corporation whose shares are publicly traded ("COMPANY"), and Lawrence S. Wizel, a citizen of U.S.A, with a permanent residence at ____________________________________________
("INDEPENDENT DIRECTOR").

         WHEREAS, the Company desires to engage the Independent Director, and the Independent Director desires to serve, as a non-employee director of the Company, subject to the terms and conditions contained in this Agreement;

         NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the receipt of which is hereby acknowledged, the Company and Independent Director, intending to be legally bound, hereby agree as follows:

         1. DEFINITIONS.

                  (a) "Corporate Status" describes the capacity of the Independent Director with respect to the Company and the services performed by the Independent Director in that capacity.

                  (b) "Entity" shall mean any corporation, partnership, limited liabilitycompany, joint venture, trust, foundation, association, organization or other legal entity.

                  (c) "Proceeding" shall mean any threatened, pending or completed claim, action, suit, arbitration, alternate dispute resolution process, investigation, administrative hearing, appeal, or any other proceeding, whether civil, criminal, administrative or investigative, whether formal or informal, including a proceeding initiated by Independent Director pursuant to
Section 12 of this Agreement to enforce Independent Director's rights hereunder.

                  (d) "Expenses" shall mean all reasonable fees, costs and expenses, approved by the Company in advance and reasonably incurred in connection with any Proceeding, including, without limitation, attorneys' fees, disbursements and retainers, fees and disbursements of expert witnesses, private investigators, professional advisors (including, without limitation, accountants and investment bankers), court costs, transcript costs, fees of experts, travel expenses, duplicating, printing and binding costs, telephone and fax transmission charges, postage, delivery services, secretarial services, and other disbursements and expenses.

                  (e) "Liabilities" shall mean judgments, damages, liabilities, losses, penalties, excise taxes, fines and amounts paid in settlement.

                  (f) "Parent" shall mean any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities ending with the Company, if each of the corporations or entities, other than the Company, owns stock or other interests possessing 50 percent or more of the economic interest or the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.

                  (g) "Subsidiary" shall mean any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities beginning with the Company, if each of the corporations or entities, other than the last corporation or entity in the unbroken chain, owns stock or other interests possessing 50 percent or more of the economic interest or the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.

         2. SERVICES OF INDEPENDENT DIRECTOR. While this Agreement is in effect, Independent Director shall perform duties as an independent director and/or a member of board committees of the Company, be compensated for such and be reimbursed expenses in accordance with the Schedule A attached to this Agreement, subject to the following.

                  (a) Independent Director will perform services as is consistent with Independent Director's position with the Company, as required and authorized by the By-Laws and Articles of Incorporation of the Company, and in accordance with high professional and ethical standards and all applicable laws and rules and regulations pertaining the Independent Director's performance hereunder, including without limitation, laws, rules and regulations relating to a public company.

                  (b) Independent Director is solely responsible for taxes arising out of any compensation paid by the Company to the Independent Director under this Agreement, and the Independent Director understands that he/she will be issued a U.S. Treasury form 1099 for any compensation paid to him/her by the Company, and understands and agrees that the Company shall comply with any tax or withholding obligations as required by applicable law from time to time in connection with this Agreement.

                  (c) Company may offset any and all monies payable to Independent Director to the extent of any monies owing to the Company from the Independent Director.

                  (d) The rules and regulations of the Company notified to the Independent Director, from time to time, apply to the Independent Director. Such rules and regulations are subject to change by the Company in its sole discretion. Notwithstanding the foregoing, in the event of any conflict or inconsistency between the terms and conditions of this Agreement and rules and regulations of the Company, the terms of this Agreement control.

         3. REQUIREMENTS OF INDEPENDENT DIRECTOR. During the term of Independent Director's services to the Company hereunder, Independent Director shall observe all applicable law and regulations relating to independent director of a public company as promulgated from to time, and shall not: (1) be an employee of the Company or any Parent or Subsidiary; (2) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the Company other than as a director and/or a member of board committees of the Company; (3) be an affiliated person of the Company or any Parent or Subsidiary with "affiliate" as defined in 17 CFR 240.10A-3(e)(1), other than as a director and/or a member of board committees of the Company; (4) possess an interest in any transaction with the Company or any Parent or Subsidiary, for which disclosure would be required pursuant to 17 CFR 229.404(a), other than as a director and/or a member of board committees of the Company; (5) be engaged in a business relationship with the Company or any Parent or Subsidiary, for which disclosure would be required pursuant to 17 CFR 229.404(b), except that the required beneficial interest therein shall be modified to be 5% hereby.

         4. REPORT OBLIGATION. While this Agreement is in effect, the Independent Director shall immediately report to the Company in the event: (1) the Independent Director knows or has reason to know or should have known that any of the requirements specified in Section 3 hereof is not satisfied or is not going to be satisfied; and (2) the Independent Director simultaneously serves on an audit committee of any other public company.

         5. TERM AND TERMINATION. The term of this Agreement and the Independent Director's services hereunder shall be one (1) year from the Effective Date, unless terminated as provided for in this Section 5, This Agreement and the Independent Director's services hereunder shall terminate upon the earlier of the following:

                  (a) Expiration of the Independent Director's term as a director of the Company;

                  (b) Removal of the Independent Director as a director of the Company, upon proper board action in accordance with the By-Laws and Articles of Incorporation of the Company and applicable law;

                  (c) Resignation of the Independent Director as a director of the Company upon written notice to the Board of Directors of the Company; or

                  (d) Termination of this Agreement by the Company, in the event any of the requirements specified in Section 3 hereof is not satisfied, as determined by the Company in its sole discretion.

         6. LIMITATION OF LIABILITY. In no event shall the Independent Director be individually liable to the Company or its shareholders for any damages for breach of fiduciary duty as an independent director of the Company, unless Independent Director's act or failure to act involves intentional misconduct, fraud or a knowing violation of law.

         7. AGREEMENT OF INDEMNITY. The Company agrees to indemnify the Independent Director as follows:

                  (a) Subject to the exceptions contained in Section 8(a) below, if the Independent Director was or is a party or is threatened to be made a party to any Proceeding (other than an action by or in the right of the Company) by reason of the Independent Director's Corporate Status, the Independent Director shall be indemnified by the Company against all Expenses and Liabilities incurred or paid by the Independent Director in connection with such Proceeding (referred to herein as "INDEMNIFIABLE EXPENSES" and "INDEMNIFIABLE LIABILITIES," respectively, and collectively as "INDEMNIFIABLE AMOUNTS").

                 (b) Subject to the exceptions contained in Section 8(b) below, if the Independent Director was or is a party or is threatened to be made a party to any Proceeding by or in the right of the Company, to procure a judgment in its favor by reason of the Independent Director's Corporate Status, the Independent Director shall be indemnified by the Company against all Indemnifiable Expenses.

                  (c) For purposes of this Agreement, the Independent Director shall be deemed to have acted in good faith in conducting the Company's affair as an independent director of the Company and/or a member of the board committees of the Company, if the Independent Director: (i) exercised or used the same degree of diligence, care, and skill as an ordinarily prudent man would have exercised or used under the circumstances in the conduct of his own affairs; or (ii) took, or omitted to take, an action in reliance upon advise of counsels or other professional advisors for the Company, or upon statements made or information furnished by other directors, officers or employees of the Company, or upon a financial statement of the Company provided by a person in charge of its accounts or certified by a public accountant or a firm of public accountants, which the Independent Director had reasonable grounds to believe to be true.

        8. EXCEPTIONS TO INDEMNIFICATION. Director shall be entitled to indemnification under Sections 7(a) and 7(b) above in all circumstances other than the following:

                  (a) If indemnification is requested under Section 7(a) and it has been adjudicated finally by a court or arbitral body of competent jurisdiction that, in connection with the subject of the Proceeding out of which the claim for indemnification has arisen, (i) the Independent Director failed to act in good faith and in a manner the Independent Director reasonably believed to be in or not opposed to the best interests of the Company, (ii) the Independent Director had reasonable cause to believe that the Independent Director's conduct was unlawful, or (iii) the Independent Director's conduct constituted willful misconduct, fraud or knowing violation of law; then the Independent Director shall not be entitled to payment of Indemnifiable Amounts hereunder.

                  (b) If indemnification is requested under Section 7(b) and

                           (i) it has been adjudicated finally by a court or
arbitral body of competent jurisdiction that, in connection with the subject of the Proceeding out of which the claim for indemnification has arisen, the Independent Director failed to act in good faith and in a manner the Independent Director reasonably believed to be in or not opposed to the best interests of the Company, including without limitation, the breach of Section 4 hereof by the Independent Director, the Independent Director shall not be entitled to payment of Indemnifiable Expenses hereunder; or

                           (ii) it has been adjudicated finally by a court or
arbitral body of competent jurisdiction that Director is liable to the Company with respect to any claim, issue or matter involved in the Proceeding out of which the claim for indemnification has arisen, including, without limitation, a claim that the Independent Director received an improper benefit or improperly took advantage of a corporate opportunity, the Independent Director shall not be entitled to payment of Indemnifiable Expenses hereunder with respect to such claim, issue or matter.

         9. WHOLLY OR PARTLY SUCCESSFUL. Notwithstanding any other provision of this Agreement, and without limiting any such provision, to the extent that the Independent Director is, by reason of the Independent Director's Corporate Status, a party to and is successful, on the merits or otherwise, in any Proceeding, the Independent Director shall be indemnified in connection therewith. If the Independent Director is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company shall indemnify the Independent Director against those Expenses reasonably incurred by the Independent Director or on the Independent Director's behalf in connection with each successfully resolved claim, issue or matter. For purposes of this section, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.

         10. ADVANCES AND INTERIM EXPENSES. The Company may pay to the Independent Director all Indemnifiable Expenses incurred by the Independent Director in connection with any Proceeding, including a Proceeding by or in the right of the Company, in advance of the final disposition of such Proceeding, if the Independent Director furnishes the Company with a written undertaking, to the satisfaction of the Company, to repay the amount of such Indemnifiable Expenses advanced to the Independent Director in the event it is finally determined by a court or arbitral body of competent jurisdiction that the Independent Director is not entitled under this Agreement to indemnification with respect to such Indemnifiable Expenses.

         11. PROCEDURE FOR PAYMENT OF INDEMNIFIABLE AMOUNTS. Independent Director shall submit to the Company a written request specifying the Indemnifiable Amounts, for which the Independent Director seeks payment under
Section 7 hereof and the Proceeding of which has been previously notified to the Company and approved by the Company for indemnification hereunder. At the request of the Company, the Independent Director shall furnish such documentation and information as are reasonably available to the Independent Director and necessary to establish that the Independent Director is entitled to indemnification hereunder. Company shall pay such Indeminfiable Amounts within thirty (30) days of receipt of all required documents.

12. REMEDIES OF INDEPENDENT DIRECTOR.

                  (a) RIGHT TO PETITION COURT. In the event that Director makes a request for payment of Indemnifiable Amounts under Sections 7, 9-11 above, and the Company fails to make such payment or advancement in a timely manner pursuant to the terms of this Agreement, the Independent Director may petition the appropriate judicial authority to enforce the Company's obligations under this Agreement.

                  (b) BURDEN OF PROOF. In any judicial proceeding brought under
(a) above, the Company shall have the burden of proving that the Independent Director is not entitled to payment of Indemnifiable Amounts hereunder.

                  (c) EXPENSES. The Company agrees to reimburse the Independent Director in full for any Expenses incurred by the Independent Director in connection with investigating, preparing for, litigating, defending or settling any action brought by the Independent Director under (a) above, or in connection with any claim or counterclaim brought by the Company in connection therewith.

                  (d) VALIDITY OF AGREEMENT. The Company shall be precluded from asserting in any Proceeding, including, without limitation, an action under (a) above, that the provisions of this Agreement are not valid, binding and enforceable or that there is insufficient consideration for this Agreement and shall stipulate in court that the Company is bound by all the provisions of this Agreement.

                  (e) FAILURE TO ACT NOT A DEFENSE. The failure of the Company (including its Board of Directors or any committee thereof, independent legal counsel, or stockholders) to make a determination concerning the permissibility of the payment of Indemnifiable Amounts or the advancement of Indemnifiable Expenses under this Agreement shall not be a defense in any action brought under
(a) above.

         13. PROCEEDINGS AGAINST COMPANY. Except as otherwise provided in this Agreement, the Independent Director shall not be entitled to payment of Indemnifiable Amounts or advancement of Indemnifiable Expenses with respect to any Proceeding brought by the Independent Director against the Company, any Entity which it controls, any director or officer thereof, or any third party, unless the Company has consented to the initiation of such Proceeding. This section shall not apply to counterclaims or affirmative defenses asserted by the Independent Director in an action brought against the Independent Director.

         14. INSURANCE. Company may, at its discretion, obtain and maintain a policy or policies of director and officer liability insurance, in an amount not less than $5,000,000, of which the Independent Director will be named as an insured, providing the Independent Director with coverage for Indemnifiable Amounts and/or Indemnifiable Expenses in accordance with said insurance policy or policies ("D&O INSURANCE"); provided that:

                  (a) Independent Director agrees that, while the Company has a valid and effective D&O Insurance, and except as provided in (c) of this section, Sections 7-13 of this Agreement shall not apply, and the Company's indemnification obligation to the Independent Director under this Agreement shall be deemed fulfilled by virtue of purchasing and maintaining such insurance policy or policies, in accordance with the terms and conditions thereof and subject to exclusions stated thereon. Independent Director agrees that the Company shall have no obligation to challenge the decisions made by the insurance carrier(s) ("INSURANCE CARRIER") relating to any claims made under such insurance policy or policies;

                  (b) Independent Director agrees that the Company's indemnification obligation to the Independent Director under (a) of this section shall be deemed discharged and terminated, in the event the Insurance Carrier refused payment for any Proceedings against the Independent Director due to the acts or omissions of the Independent Director;

                  (c) While the D&O Insurance is valid and effective, the Company agrees that it shall indemnify the Independent Director for the Indemnifiable Amounts and Indemnifiable Expenses, to the extent that any Proceedings coverable by D&O Insurance but in excess of the policy amount, in accordance with Sections 7-13 of this Agreement; and

                  (d) While the D&O Insurance is valid and effective, this
Section 14 states the entire and exclusive remedy of the Independent Director with respect to the indemnification obligation of the Company to the Independent Director under this Agreement.

         15. SUBROGATION. In the event of any payment of Indemnifiable Amounts under this Agreement or the D&O Insurance, the Company or its Insurance Carrier, as the case may be, shall be subrogated to the extent of such payment to all of the rights of contribution or recovery of the Independent Director against other persons, and the Independent Director shall take, at the request of the Company, all reasonable action necessary to secure such rights, including the execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

         16. AUTHORITY. Each party has all necessary power and authority to enter into, and be bound by the terms of, this Agreement, and the execution, delivery and performance of the undertakings contemplated by this Agreement have been duly authorized by each party hereto:

         17. SUCCESSORS AND ASSIGNMENT. This Agreement shall (a) be binding upon and inure to the benefit of all successors and assigns of the Company (including any transferee of all or a substantial portion of the business, stock and/or assets of the Company and any direct or indirect successor by merger or consolidation or otherwise by operation of law), and (b) be binding on and shall inure to the benefit of the heirs, personal representatives, executors and administrators of Independent Director. Independent Director has not power to assign this Agreement or any rights and obligations hereunder.

         18. CHANGE IN LAW. To the extent that a change in applicable law (whether by statute or judicial decision) shall mandate broader or narrower indemnification than is provided hereunder, Independent Director shall be subject to such broader or narrower indemnification and this Agreement shall be deemed to be amended to such extent.

         19. SEVERABILITY. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement, or any clause thereof, shall be determined by a court of competent jurisdiction to be illegal, invalid or unenforceable, in whole or in part, such provision or clause shall be limited or modified in its application to the minimum extent necessary to make such provision or clause valid, legal and enforceable, and the remaining provisions and clauses of this Agreement shall remain fully enforceable and binding on the parties.

         20. MODIFICATIONS AND WAIVER. Except as provided in Section 18 hereof with respect to changes in applicable law which broaden or narrow the right of Independent Director to be indemnified by the Company, no supplement, modification or amendment of this Agreement shall be binding unless executed in writing by each of the parties hereto. No delay in exercise or non-exercise by the Company of any right under this Agreement shall operate as a current or future waiver by it as to its same or different rights under this Agreement or otherwise.

         21. NOTICES. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given (a) when delivered by hand, (b) when transmitted by facsimile and receipt is acknowledged, or (c) if mailed by certified or registered mail with postage prepaid, on the third business day after the date en which it is so mailed:

                           (i) If to Independent Director, to: .

                           (ii) If to the Company, to: 90 Park Avenue, 17th
Floor, New York, NY 10016.

or to such other address as may have been furnished in the same manner by any party to the others.

         22. GOVERNING LAW. This Agreement shall be governed by and construed and enforced under the laws of the State of Nevada.

         23. CONSENT TO JURISDICTION. The parties hereby consent to the jurisdiction of the courts having jurisdiction over matters arising in New York County, New York for any proceeding arising out of or relating to this Agreement. The parties agree that in any such proceeding, each party shall waive, if applicable, inconvenience of forum and right to a jury.

         24. AGREEMENT GOVERNS. This Agreement is to be deemed consistent wherever possible with relevant provisions of the By-Laws and Articles of Incorporation of the Company; however, in the event of a conflict between this Agreement and such provisions, the provisions of this Agreement shall control.

         25. INDEPENDENT CONTRACTOR. The parties understand, acknowledge and agree that the Independent Director's relationship with the Company is that of an independent contractor and nothing in this Agreement is intended to or should be construed to create a relationship other than that of independent contractor. Nothing in this Agreement shall be construed as a contract of employment/engagement between the Independent Director and the Company or as a commitment on the part of the Company to retain the Independent Director in any capacity, for any period of time or under any specific terms or conditions, or to continue Independent Director's service to the Company beyond any period.

         26. ARBITRATION. Any dispute, controversy or claim arising out of or relating to this Agreement or the breach thereof, shall be settled by arbitration, before one arbitrator in accordance with the rules of the American Arbitration Association then in effect and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction. The arbitrator will be selected, by the parties, from a panel of attorney arbitrators. The parties agree that any arbitration shall be held in New York, New York. The language of the arbitration shall be in English. The arbitrator will have no authority to make any relief, finding or award that does not conform to the terms and conditions of this Agreement. Each party shall bear its own attorneys' or expert fees and any and all other party specific costs. Either party, before or during any arbitration, may apply to a court having jurisdiction for a restraining order or injunction where such relief is necessary to protect its interests. Prior to initiation of arbitration, the aggrieved party will give the other party written notice, in accordance with this Agreement, describing the claim as to which it intends to initiate arbitration.

         27. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Company and myself with respect to the subject matter hereof, and supersedes all prior understandings and agreements with respect to such subject matter.

         IN WITNESS WHEREOF, the parties hereto have executed this Independent Director Indemnification Agreement as of the day and year first above written.


AGREED                                     AGREED

American Oriental Bioengineering, Inc.     Independent Director



/S/ Lily Li                                /S/ Lawrence S. Wizel
--------------------------                 -----------------------------
Name:  Lily Li                             Name: Lawrence S. Wizel
Title: COO & Acting CFO

                                   SCHEDULE A
                                   ----------

I. POSITION:

         INDEPENDENT DIRECTOR.

II. COMPENSATION:

         FEES. For all services rendered by Independent Director pursuant to this Agreement, both during and outside of normal working hours, including but not limited to, attending all required meetings of Board of Independent Directors of the Company or applicable committees thereof, reviewing filing reports and other corporate documents as requested by the Company, providing comments and opinions as to business matters as requested by the Company, the Company agrees to pay to Independent Director as follows: (1) a fee in cash of $5,000 each month for the year ending December 31, 2006; and (2) a fee in cash of $30,000 per annum for the year subsequent to 2006. The fees in cash shall be payable to Independent Director monthly in equal installments.

         STOCK. During the term of the Independent Director's service as a director or member of any board committee of the Company and starting from January 1, 2007, Independent Director shall be granted common stock of the Company with an aggregate value of $30,000 per annum, calculated based on the average closing price per share, as reported by the Bloomberg LP, on the national exchange where the common share of the Company is publicly traded, for the five (5) trading days proceeding and including January 1 of such year, vesting in equal installments over 12 months period during which this Agreement is performed by Independent Director, and the stock certificates for such shall be issued by the Company on December 31 of such year. Any such stock grant shall be in accordance with the stock plans as may be adopted by the Company, from time to time. Independent Director's rights in respect to any grant shall be determined solely by the Board of Independent Directors of the Company and are subject to execution by Independent Director of any applicable agreements as established and requested by the Company pursuant to the stock plans.

         EXPENSES. During the term of the Independent Director's service as a director of the Company, the Company shall promptly reimburse the Independent Director for all expenses incurred by him/her in connection with attending the annual and quarterly meeting of the Board of Independent Directors of the Company or applicable committees thereof, as a director or a member of any board committee, which are approved by the Company in advance.

         NO OTHER BENEFITS OR COMPENSATION. Independent Director acknowledges and agrees that he/she is not granted and is not entitled to any other benefits or compensation from the Company for the services provided under this Agreement except expressly provided for in this Schedule A.

AGREED: American Oriental                  AGREED: Independent Director
        Bioengineering, Inc.


/S/ Lily Li                                /S/ Lawrence S. Wizel
--------------------------                 -----------------------------
Name:  Lily Li                             Name: Lawrence S. Wizel
Title: COO & Acting CFO

                                                                 EXHIBIT 10.8(e)

                         INDEPENDENT DIRECTOR AGREEMENT

         This INDEPENDENT DIRECTOR AGREEMENT ("AGREEMENT") is made and entered into as of this 15th day of December, 2006 ("EFFECTIVE DATE"), by and between American Oriental Bioengineering, Inc., a Nevada corporation whose shares are publicly traded ("COMPANY"), and Zhang, Baiqing, a citizen of P.R.China, with a permanent residence at ____________________________________________
("INDEPENDENT DIRECTOR").

         WHEREAS, the Company desires to engage the Independent Director, and the Independent Director desires to serve, as a non-employee director of the Company, subject to the terms and conditions contained in this Agreement;

         NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the receipt of which is hereby acknowledged, the Company and Independent Director, intending to be legally bound, hereby agree as follows:

         1. DEFINITIONS.

                  (a) "Corporate Status" describes the capacity of the Independent Director with respect to the Company and the services performed by the Independent Director in that capacity.

                  (b) "Entity" shall mean any corporation, partnership, limited liability company, joint venture, trust, foundation, association, organization or other legal entity.

                  (c) "Proceeding" shall mean any threatened, pending or completed claim, action, suit, arbitration, alternate dispute resolution process, investigation, administrative hearing, appeal, or any other proceeding, whether civil, criminal, administrative or investigative, whether formal or informal, including a proceeding initiated by Independent Director pursuant to
Section 12 of this Agreement to enforce Independent Director's rights hereunder.

                  (d) "Expenses" shall mean all reasonable fees, costs and expenses, approved by the Company in advance and reasonably incurred in connection with any Proceeding, including, without limitation, attorneys' fees, disbursements and retainers, fees and disbursements of expert witnesses, private investigators, professional advisors (including, without limitation, accountants and investment bankers), court costs, transcript costs, fees of experts, travel expenses, duplicating, printing and binding costs, telephone and fax transmission charges, postage, delivery services, secretarial services, and other disbursements and expenses.

                  (e) "Liabilities" shall mean judgments, damages, liabilities, losses, penalties, excise taxes, fines and amounts paid in settlement.

                  (f) "Parent" shall mean any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities ending with the Company, if each of the corporations or entities, other than the Company, owns stock or other interests possessing 50 percent or more of the economic interest or the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.

                  (g) "Subsidiary" shall mean any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities beginning with the Company, if each of the corporations or entities, other than the last corporation or entity in the unbroken chain, owns stock or other interests possessing 50 percent or more of the economic interest or the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.

         2. SERVICES OF INDEPENDENT DIRECTOR. While this Agreement is in effect, Independent Director shall perform duties as an independent director and/or a member of board committees of the Company, be compensated for such and be reimbursed expenses in accordance with the Schedule A attached to this Agreement, subject to the following.

                  (a) Independent Director will perform services as is consistent with Independent Director's position with the Company, as required and authorized by the By-Laws and Articles of Incorporation of the Company, and in accordance with high professional and ethical standards and all applicable laws and rules and regulations pertaining the Independent Director's performance hereunder, including without limitation, laws, rules and regulations relating to a public company.

                  (b) Independent Director is solely responsible for taxes arising out of any compensation paid by the Company to the Independent Director under this Agreement, and the Independent Director understands that he/she will be issued a U.S. Treasury form 1099 for any compensation paid to him/her by the Company, and understands and agrees that the Company shall comply with any tax or withholding obligations as required by applicable law from time to time in connection with this Agreement.

                  (c) Company may offset any and all monies payable to Independent Director to the extent of any monies owing to the Company from the Independent Director.

                  (d) The rules and regulations of the Company notified to the Independent Director, from time to time, apply to the Independent Director. Such rules and regulations are subject to change by the Company in its sole discretion. Notwithstanding the foregoing, in the event of any conflict or inconsistency between the terms and conditions of this Agreement and rules and regulations of the Company, the terms of this Agreement control.

         3. REQUIREMENTS OF INDEPENDENT DIRECTOR. During the term of Independent Director's services to the Company hereunder, Independent Director shall observe all applicable law and regulations relating to independent director of a public company as promulgated from to time, and shall not: (1) be an employee of the Company or any Parent or Subsidiary; (2) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the Company other than as a director and/or a member of board committees of the Company; (3) be an affiliated person of the Company or any Parent or Subsidiary with "affiliate" as defined in 17 CFR 240.10A-3(e)(1), other than as a director and/or a member of board committees of the Company; (4) possess an interest in any transaction with the Company or any Parent or Subsidiary, for which disclosure would be required pursuant to 17 CFR 229.404(a), other than as a director and/or a member of board committees of the Company; (5) be engaged in a business relationship with the Company or any Parent or Subsidiary, for which disclosure would be required pursuant to 17 CFR 229.404(b), except that the required beneficial interest therein shall be modified to be 5% hereby.

         4. REPORT OBLIGATION. While this Agreement is in effect, the Independent Director shall immediately report to the Company in the event: (1) the Independent Director knows or has reason to know or should have known that any of the requirements specified in Section 3 hereof is not satisfied or is not going to be satisfied; and (2) the Independent Director simultaneously serves on an audit committee of any other public company.

         5. TERM AND TERMINATION. The term of this Agreement and the Independent Director's services hereunder shall be one (1) year from the Effective Date, unless terminated as provided for in this Section 5, This Agreement and the Independent Director's services hereunder shall terminate upon the earlier of the following:

                  (a) Expiration of the Independent Director's term as a director of the Company;

                  (b) Removal of the Independent Director as a director of the Company, upon proper board action in accordance with the By-Laws and Articles of Incorporation of the Company and applicable law;

                  (c) Resignation of the Independent Director as a director of the Company upon written notice to the Board of Directors of the Company; or

                  (d) Termination of this Agreement by the Company, in the event any of the requirements specified in Section 3 hereof is not satisfied, as determined by the Company in its sole discretion.

         6. LIMITATION OF LIABILITY. In no event shall the Independent Director be individually liable to the Company or its shareholders for any damages for breach of fiduciary duty as an independent director of the Company, unless Independent Director's act or failure to act involves intentional misconduct, fraud or a knowing violation of law.

         7. AGREEMENT OF INDEMNITY. The Company agrees to indemnify the Independent Director as follows:

                  (a) Subject to the exceptions contained in Section 8(a) below, if the Independent Director was or is a party or is threatened to be made a party to any Proceeding (other than an action by or in the right of the Company) by reason of the Independent Director's Corporate Status, the Independent Director shall be indemnified by the Company against all Expenses and Liabilities incurred or paid by the Independent Director in connection with such Proceeding (referred to herein as "INDEMNIFIABLE EXPENSES" and "INDEMNIFIABLE LIABILITIES," respectively, and collectively as "INDEMNIFIABLE AMOUNTS").

                 (b) Subject to the exceptions contained in Section 8(b) below, if the Independent Director was or is a party or is threatened to be made a party to any Proceeding by or in the right of the Company, to procure a judgment in its favor by reason of the Independent Director's Corporate Status, the Independent Director shall be indemnified by the Company against all Indemnifiable Expenses.

                  (c) For purposes of this Agreement, the Independent Director shall be deemed to have acted in good faith in conducting the Company's affair as an independent director of the Company and/or a member of the board committees of the Company, if the Independent Director: (i) exercised or used the same degree of diligence, care, and skill as an ordinarily prudent man would have exercised or used under the circumstances in the conduct of his own affairs; or (ii) took, or omitted to take, an action in reliance upon advise of counsels or other professional advisors for the Company, or upon statements made or information furnished by other directors, officers or employees of the Company, or upon a financial statement of the Company provided by a person in charge of its accounts or certified by a public accountant or a firm of public accountants, which the Independent Director had reasonable grounds to believe to be true.

        8. EXCEPTIONS TO INDEMNIFICATION. Director shall be entitled to indemnification under Sections 7(a) and 7(b) above in all circumstances other than the following:

                  (a) If indemnification is requested under Section 7(a) and it has been adjudicated finally by a court or arbitral body of competent jurisdiction that, in connection with the subject of the Proceeding out of which the claim for indemnification has arisen, (i) the Independent Director failed to act in good faith and in a manner the Independent Director reasonably believed to be in or not opposed to the best interests of the Company, (ii) the Independent Director had reasonable cause to believe that the Independent Director's conduct was unlawful, or (iii) the Independent Director's conduct constituted willful misconduct, fraud or knowing violation of law; then the Independent Director shall not be entitled to payment of Indemnifiable Amounts hereunder.

                  (b) If indemnification is requested under Section 7(b) and

                           (i) it has been adjudicated finally by a court or
arbitral body of competent jurisdiction that, in connection with the subject of the Proceeding out of which the claim for indemnification has arisen, the Independent Director failed to act in good faith and in a manner the Independent Director reasonably believed to be in or not opposed to the best interests of the Company, including without limitation, the breach of Section 4 hereof by the Independent Director, the Independent Director shall not be entitled to payment of Indemnifiable Expenses hereunder; or

                           (ii) it has been adjudicated finally by a court or
arbitral body of competent jurisdiction that Director is liable to the Company with respect to any claim, issue or matter involved in the Proceeding out of which the claim for indemnification has arisen, including, without limitation, a claim that the Independent Director received an improper benefit or improperly took advantage of a corporate opportunity, the Independent Director shall not be entitled to payment of Indemnifiable Expenses hereunder with respect to such claim, issue or matter.

         9. WHOLLY OR PARTLY SUCCESSFUL. Notwithstanding any other provision of this Agreement, and without limiting any such provision, to the extent that the Independent Director is, by reason of the Independent Director's Corporate Status, a party to and is successful, on the merits or otherwise, in any Proceeding, the Independent Director shall be indemnified in connection therewith. If the Independent Director is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company shall indemnify the Independent Director against those Expenses reasonably incurred by the Independent Director or on the Independent Director's behalf in connection with each successfully resolved claim, issue or matter. For purposes of this section, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.

         10. ADVANCES AND INTERIM EXPENSES. The Company may pay to the Independent Director all Indemnifiable Expenses incurred by the Independent Director in connection with any Proceeding, including a Proceeding by or in the right of the Company, in advance of the final disposition of such Proceeding, if the Independent Director furnishes the Company with a written undertaking, to the satisfaction of the Company, to repay the amount of such Indemnifiable Expenses advanced to the Independent Director in the event it is finally determined by a court or arbitral body of competent jurisdiction that the Independent Director is not entitled under this Agreement to indemnification with respect to such Indemnifiable Expenses.

         11. PROCEDURE FOR PAYMENT OF INDEMNIFIABLE AMOUNTS. Independent Director shall submit to the Company a written request specifying the Indemnifiable Amounts, for which the Independent Director seeks payment under
Section 7 hereof and the Proceeding of which has been previously notified to the Company and approved by the Company for indemnification hereunder. At the request of the Company, the Independent Director shall furnish such documentation and information as are reasonably available to the Independent Director and necessary to establish that the Independent Director is entitled to indemnification hereunder. Company shall pay such Indeminfiable Amounts within thirty (30) days of receipt of all required documents.

         12. REMEDIES OF INDEPENDENT DIRECTOR.

                  (a) RIGHT TO PETITION COURT. In the event that Director makes a request for payment of Indemnifiable Amounts under Sections 7, 9-11 above, and the Company fails to make such payment or advancement in a timely manner pursuant to the terms of this Agreement, the Independent Director may petition the appropriate judicial authority to enforce the Company's obligations under this Agreement.

                  (b) BURDEN OF PROOF. In any judicial proceeding brought under
(a) above, the Company shall have the burden of proving that the Independent Director is not entitled to payment of Indemnifiable Amounts hereunder.

                  (c) EXPENSES. The Company agrees to reimburse the Independent Director in full for any Expenses incurred by the Independent Director in connection with investigating, preparing for, litigating, defending or settling any action brought by the Independent Director under (a) above, or in connection with any claim or counterclaim brought by the Company in connection therewith.

                  (d) VALIDITY OF AGREEMENT. The Company shall be precluded from asserting in any Proceeding, including, without limitation, an action under (a) above, that the provisions of this Agreement are not valid, binding and enforceable or that there is insufficient consideration for this Agreement and shall stipulate in court that the Company is bound by all the provisions of this Agreement.

                  (e) FAILURE TO ACT NOT A DEFENSE. The failure of the Company (including its Board of Directors or any committee thereof, independent legal counsel, or stockholders) to make a determination concerning the permissibility of the payment of Indemnifiable Amounts or the advancement of Indemnifiable Expenses under this Agreement shall not be a defense in any action brought under
(a) above.

         13. PROCEEDINGS AGAINST COMPANY. Except as otherwise provided in this Agreement, the Independent Director shall not be entitled to payment of Indemnifiable Amounts or advancement of Indemnifiable Expenses with respect to any Proceeding brought by the Independent Director against the Company, any Entity which it controls, any director or officer thereof, or any third party, unless the Company has consented to the initiation of such Proceeding. This section shall not apply to counterclaims or affirmative defenses asserted by the Independent Director in an action brought against the Independent Director.

         14. INSURANCE. Company may, at its discretion, obtain and maintain a policy or policies of director and officer liability insurance, in an amount not less than $5,000,000, of which the Independent Director will be named as an insured, providing the Independent Director with coverage for Indemnifiable Amounts and/or Indemnifiable Expenses in accordance with said insurance policy or policies ("D&O INSURANCE"); provided that:

                  (a) Independent Director agrees that, while the Company has a valid and effective D&O Insurance, and except as provided in (c) of this section, Sections 7-13 of this Agreement shall not apply, and the Company's indemnification obligation to the Independent Director under this Agreement shall be deemed fulfilled by virtue of purchasing and maintaining such insurance policy or policies, in accordance with the terms and conditions thereof and subject to exclusions stated thereon. Independent Director agrees that the Company shall have no obligation to challenge the decisions made by the insurance carrier(s) ("INSURANCE CARRIER") relating to any claims made under such insurance policy or policies;

                  (b) Independent Director agrees that the Company's indemnification obligation to the Independent Director under (a) of this section shall be deemed discharged and terminated, in the event the Insurance Carrier refused payment for any Proceedings against the Independent Director due to the acts or omissions of the Independent Director;

                  (c) While the D&O Insurance is valid and effective, the Company agrees that it shall indemnify the Independent Director for the Indemnifiable Amounts and Indemnifiable Expenses, to the extent that any Proceedings coverable by D&O Insurance but in excess of the policy amount, in accordance with Sections 7-13 of this Agreement; and

                  (d) While the D&O Insurance is valid and effective, this
Section 14 states the entire and exclusive remedy of the Independent Director with respect to the indemnification obligation of the Company to the Independent Director under this Agreement.

         15. SUBROGATION. In the event of any payment of Indemnifiable Amounts under this Agreement or the D&O Insurance, the Company or its Insurance Carrier, as the case may be, shall be subrogated to the extent of such payment to all of the rights of contribution or recovery of the Independent Director against other persons, and the Independent Director shall take, at the request of the Company, all reasonable action necessary to secure such rights, including the execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

         16. AUTHORITY. Each party has all necessary power and authority to enter into, and be bound by the terms of, this Agreement, and the execution, delivery and performance of the undertakings contemplated by this Agreement have been duly authorized by each party hereto:

         17. SUCCESSORS AND ASSIGNMENT. This Agreement shall (a) be binding upon and inure to the benefit of all successors and assigns of the Company (including any transferee of all or a substantial portion of the business, stock and/or assets of the Company and any direct or indirect successor by merger or consolidation or otherwise by operation of law), and (b) be binding on and shall inure to the benefit of the heirs, personal representatives, executors and administrators of Independent Director. Independent Director has not power to assign this Agreement or any rights and obligations hereunder.

         18. CHANGE IN LAW. To the extent that a change in applicable law (whether by statute or judicial decision) shall mandate broader or narrower indemnification than is provided hereunder, Independent Director shall be subject to such broader or narrower indemnification and this Agreement shall be deemed to be amended to such extent.

         19. SEVERABILITY. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement, or any clause thereof, shall be determined by a court of competent jurisdiction to be illegal, invalid or unenforceable, in whole or in part, such provision or clause shall be limited or modified in its application to the minimum extent necessary to make such provision or clause valid, legal and enforceable, and the remaining provisions and clauses of this Agreement shall remain fully enforceable and binding on the parties.

         20. MODIFICATIONS AND WAIVER. Except as provided in Section 18 hereof with respect to changes in applicable law which broaden or narrow the right of Independent Director to be indemnified by the Company, no supplement, modification or amendment of this Agreement shall be binding unless executed in writing by each of the parties hereto. No delay in exercise or non-exercise by the Company of any right under this Agreement shall operate as a current or future waiver by it as to its same or different rights under this Agreement or otherwise.

         21. NOTICES. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given (a) when delivered by hand, (b) when transmitted by facsimile and receipt is acknowledged, or (c) if mailed by certified or registered mail with postage prepaid, on the third business day after the date en which it is so mailed:

                           (i) If to Independent Director, to: .

                           (ii) If to the Company, to: 90 Park Avenue, 17th
Floor, New York, NY 10016.

or to such other address as may have been furnished in the same manner by any party to the others.

         22. GOVERNING LAW. This Agreement shall be governed by and construed and enforced under the laws of the State of Nevada.

         23. CONSENT TO JURISDICTION. The parties hereby consent to the jurisdiction of the courts having jurisdiction over matters arising in New York County, New York for any proceeding arising out of or relating to this Agreement. The parties agree that in any such proceeding, each party shall waive, if applicable, inconvenience of forum and right to a jury.

         24. AGREEMENT GOVERNS. This Agreement is to be deemed consistent wherever possible with relevant provisions of the By-Laws and Articles of Incorporation of the Company; however, in the event of a conflict between this Agreement and such provisions, the provisions of this Agreement shall control.

         25. INDEPENDENT CONTRACTOR. The parties understand, acknowledge and agree that the Independent Director's relationship with the Company is that of an independent contractor and nothing in this Agreement is intended to or should be construed to create a relationship other than that of independent contractor. Nothing in this Agreement shall be construed as a contract of employment/engagement between the Independent Director and the Company or as a commitment on the part of the Company to retain the Independent Director in any capacity, for any period of time or under any specific terms or conditions, or to continue Independent Director's service to the Company beyond any period.

         26. ARBITRATION. Any dispute, controversy or claim arising out of or relating to this Agreement or the breach thereof, shall be settled by arbitration, before one arbitrator in accordance with the rules of the American Arbitration Association then in effect and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction. The arbitrator will be selected, by the parties, from a panel of attorney arbitrators. The parties agree that any arbitration shall be held in New York, New York. The language of the arbitration shall be in English. The arbitrator will have no authority to make any relief, finding or award that does not conform to the terms and conditions of this Agreement. Each party shall bear its own attorneys' or expert fees and any and all other party specific costs. Either party, before or during any arbitration, may apply to a court having jurisdiction for a restraining order or injunction where such relief is necessary to protect its interests. Prior to initiation of arbitration, the aggrieved party will give the other party written notice, in accordance with this Agreement, describing the claim as to which it intends to initiate arbitration.

         27. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Company and myself with respect to the subject matter hereof, and supersedes all prior understandings and agreements with respect to such subject matter.

         IN WITNESS WHEREOF, the parties hereto have executed this Independent Director Indemnification Agreement as of the day and year first above written.


AGREED                                       AGREED

American Oriental Bioengineering, Inc.       Independent Director



/S/ Tony Liu                                 /S/ Baiqing Zhang
--------------------------                   ---------------------------
Name:    Tony Liu                            Name: Zhang, Baiqing
Title: Chairman and CEO

                                   SCHEDULE A
                                   ----------

I. POSITION:

         INDEPENDENT DIRECTOR.

II. COMPENSATION:

         FEES. For all services rendered by Independent Director pursuant to this Agreement, both during and outside of normal working hours, including but not limited to, attending all required meetings of Board of Independent Directors of the Company or applicable committees thereof, reviewing filing reports and other corporate documents as requested by the Company, providing comments and opinions as to business matters as requested by the Company, the Company agrees to pay to Independent Director as follows: (1) a fee in cash of $5,000 each month for the year ending December 31, 2006; and (2) a fee in cash of $30,000 per annum for the year subsequent to 2006. The fees in cash shall be payable to Independent Director monthly in equal installments.

         STOCK. During the term of the Independent Director's service as a director or member of any board committee of the Company and starting from January 1, 2007, Independent Director shall be granted common stock of the Company with an aggregate value of $30,000 per annum, calculated based on the average closing price per share, as reported by the Bloomberg LP, on the national exchange where the common share of the Company is publicly traded, for the five (5) trading days proceeding and including January 1 of such year, vesting in equal installments over 12 months period during which this Agreement is performed by Independent Director, and the stock certificates for such shall be issued by the Company on December 31 of such year. Any such stock grant shall be in accordance with the stock plans as may be adopted by the Company, from time to time. Independent Director's rights in respect to any grant shall be determined solely by the Board of Independent Directors of the Company and are subject to execution by Independent Director of any applicable agreements as established and requested by the Company pursuant to the stock plans.

         EXPENSES. During the term of the Independent Director's service as a director of the Company, the Company shall promptly reimburse the Independent Director for all expenses incurred by him/her in connection with attending the annual and quarterly meeting of the Board of Independent Directors of the Company or applicable committees thereof, as a director or a member of any board committee, which are approved by the Company in advance.

         NO OTHER BENEFITS OR COMPENSATION. Independent Director acknowledges and agrees that he/she is not granted and is not entitled to any other benefits or compensation from the Company for the services provided under this Agreement except expressly provided for in this Schedule A.

AGREED: American Oriental Bioengineering, Inc.   AGREED: Independent Director



/S/ Tony Liu                                    /S/ Baiqing Zhang
-------------------------                       -----------------------------
Name:  Tony Liu                                 Name: Zhang, Baiqing
Title: Chairman and CEO