Form 10-Q
period 2007-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2007-05-07
CIK 1090514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007

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

           NO. 4018 JINTIAN ROAD ,ANLIAN PLAZA, 12F SUITE B02 , FUTIAN
              DISTRICT SHENZHEN PEOPLE'S REPUBLIC OF CHINA, 518026
                    (Address of principal executive offices)

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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date is stated below:

Title of each class of Common Stock             Outstanding as of May 1, 2007
------------------------------------------    ---------------------------------
Preferred Stock, $0.001 par value                            1,000,000
Common Stock, $0.001 par value                              64,791,036

PART I -      FINANCIAL INFORMATION............................................3

      ITEM 1 -  FINANCIAL STATEMENTS...........................................3
      ITEM 1A - RISK FACTORS
      ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................18
      ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....26
      ITEM 4 -  CONTROLS AND PROCEDURES.......................................26

PART II -     OTHER INFORMATION...............................................28

      ITEM 1 -  LEGAL PROCEEDINGS.............................................28
      ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...28
      ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES...............................28
      ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........28
      ITEM 5 -  OTHER INFORMATION.............................................28
      ITEM 6 -  EXHIBITS......................................................28

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                           ------

                                                            MARCH 31,       DECEMBER 31,
                                                              2007              2006
                                                        ----------------  ----------------
                                                           UNAUDITED
CURRENT ASSETS
Cash and cash equivalents                               $    93,442,093   $    87,784,419
Accounts receivable, net of reserve of
  $54,878 and $39,776 at March 31, 2007
  and December 31, 2006, respectively                        10,469,500        11,141,057
Inventories, net of $596,360 and $615,552
  provision for slow moving inventories at
  March 31, 2007 and December 31, 2006,
  respectively                                               13,224,691        10,684,316
Advances to suppliers                                         2,533,640         1,950,101
Notes receivable                                              1,812,275         3,238,161
Other receivables                                                32,323            37,545
Due from employees                                              351,984           585,050
Deferred consulting expenses                                    310,800           166,600
                                                        ----------------  ----------------
        Total Current Assets                                122,177,306       115,587,249
                                                        ----------------  ----------------

LONG-TERM ASSETS
Plant and equipment, net                                     32,706,985        32,194,957
Land use rights, net                                         33,078,441        32,937,743
Construction in progress                                        314,545           326,121
Deferred tax assets                                           1,657,731         1,797,153
License, net                                                    363,328           383,755
Goodwill                                                      1,933,100         1,933,100
Long-term investment and advance                                138,208           113,868
                                                        ----------------  ----------------
        Total Long-Term Assets                               70,192,338        69,686,697
                                                        ----------------  ----------------

  TOTAL ASSETS                                          $   192,369,644   $   185,273,946
                                                        ================  ================


    See accompanying notes to the condensed consolidated financial statements



                 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

                                                         MARCH 31,       DECEMBER 31,
                                                           2007              2006
                                                     ----------------  ----------------
                                                        UNAUDITED
CURRENT LIABILITIES
Accounts payable                                     $     2,945,328   $     2,871,981
Other payables and accrued expenses                        2,633,659         4,549,867
Taxes payable                                              1,177,561         2,211,542
Short-term bank loans                                      7,750,987         8,314,679
Current portion of long-term bank loans                    1,453,565         1,450,905
Customer deposits                                          3,194,000         2,263,654
Notes payable                                                 66,455            66,216
Other liabilities                                            864,075         1,606,334
                                                     ----------------  ----------------
          Total Current Liabilities                       20,085,630        23,335,178
                                                     ----------------  ----------------

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion                 911,847           915,909
Long-term notes payable                                      262,435           255,836
Deferred tax liabilities                                   4,614,058         4,580,698
Other liabilities                                              5,399             9,083
                                                     ----------------  ----------------
          Total Long-Term Liabilities                      5,793,739         5,761,526
                                                     ----------------  ----------------
   TOTAL LIABILITIES                                      25,879,369        29,096,704
                                                     ----------------  ----------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value;  2,000,000
  shares authorized; 1,000,000 shares issued and
  outstanding at March 31, 2007 and December 31,
  2006, respectively                                           1,000             1,000
Common stock, $0.001 par value; 150,000,000
  shares authorized; 64,784,359 and 64,230,369
  shares issued and outstanding, respectively                 64,784            64,230
Stock to be issued                                           297,500           599,069
Additional paid-in capital                                95,265,594        92,307,960
Retained earnings (the restricted portion of
  retained earnings is $8,498,766 at March 31,
  2007 and December 31, 2006, respectively)               65,273,178        58,826,911
Accumulated other comprehensive income                     5,588,219         4,378,072
                                                     ----------------  ----------------
Total Shareholders' Equity                               166,490,275       156,177,242
                                                     ----------------  ----------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   192,369,644   $   185,273,946
                                                     ================  ================


    See accompanying notes to the condensed consolidated financial statements



                AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                      (UNAUDITED)


                                                      THREE MONTHS ENDED MARCH 31,
                                                         2007              2006
                                                   ----------------  ----------------

REVENUES                                           $    25,722,577   $    19,086,901
COST OF GOODS SOLD                                       8,018,260         6,797,715
                                                   ----------------  ----------------
GROSS PROFIT                                            17,704,317        12,289,186
                                                   ----------------  ----------------

Selling and marketing                                    2,702,351         1,701,280
Advertising                                              3,822,911         2,225,187
General and administrative                               2,933,066         1,880,964
Depreciation and amortization                              333,462            98,643
                                                   ----------------  ----------------
Total operating expenses                                 9,791,790         5,906,074
                                                   ----------------  ----------------

INCOME FROM OPERATIONS                                   7,912,527         6,383,112

INTEREST INCOME, NET                                        17,759            81,661
OTHER INCOME (EXPENSE), NET                                 39,084              (988)
                                                   ----------------  ----------------
INCOME BEFORE INCOME TAXES                               7,969,370         6,463,785

INCOME TAXES                                             1,523,103         1,547,251
                                                   ----------------  ----------------
NET INCOME                                               6,446,267         4,916,534
                                                   ----------------  ----------------

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain                        1,210,147           259,625
Income tax expense related to other
  comprehensive income                                    (399,349)          (85,676)
                                                   ----------------  ----------------

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX               810,798           173,949
                                                   ----------------  ----------------

COMPREHENSIVE INCOME                               $     7,257,065   $     5,090,483
                                                   ================  ================

NET INCOME PER SHARE
     BASIC                                         $          0.10   $          0.08
     DILUTED                                       $          0.10   $          0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     BASIC                                              64,608,561        61,223,435
     DILUTED                                            66,545,541        61,318,674


    See accompanying notes to the condensed consolidated financial statements



                  AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                              2007              2006
                                                        ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $     6,446,267   $     4,916,534
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                 749,968           386,947
  Loss on disposal of plant and equipment                             -               981
  Amortization of deferred consulting expenses                  115,800           245,258
  Provision for doubtful accounts                                24,897          (113,675)
  Provision for slow moving inventories                         (67,256)                -
  Deferred taxes                                                172,782            29,632
  Common stock to be issued for services                         37,500            42,802
  Stock option compensation expense                                   -            35,648
  Equity income from unconsolidated entity                       (7,077)                -

Changes in operating assets and liabilities:
(Increase) Decrease In:
  Accounts receivable                                           646,660        (1,212,162)
  Repayments of notes receivable                              1,425,886                 -
  Inventories                                                (2,473,119)       (3,169,537)
  Advances to suppliers                                        (597,775)        2,250,972
  Prepaid expenses and other receivables                         19,458            (7,152)
  Due from employees                                            233,066           (88,798)
  Advance to investee                                           (16,394)                -
Increase (Decrease) In:
  Accounts payable                                              582,014           114,590
  Other payables and accrued expenses                        (1,912,140)          376,722
  Taxes payable                                              (1,033,981)           34,346
  Customer deposits                                             930,346            (1,834)
  Other liabilities                                            (742,285)                -
                                                        ----------------  ----------------
  Net cash provided by operating activities                   4,534,617         3,841,274
                                                        ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of construction in progress                        (433,442)         (218,261)
  Purchases of plant and equipment                             (819,929)         (190,443)
  Refundable payment to facilitate due diligence                      -        (5,160,957)
                                                        ----------------  ----------------
  Net cash used in investing activities                      (1,253,371)       (5,569,661)
                                                        ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank loans                                      (656,976)                -
  Repayments of capital lease                                    (3,653)           (2,500)
  Cash proceeds from private placement, net                           -        24,983,722
  Proceeds from exercise of warrants                          2,359,120                 -
                                                        ----------------  ----------------
  Net cash provided by financing activities                   1,698,491        24,981,222
                                                        ----------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     4,979,737        23,252,835

  Effect of exchange rate changes on cash                       677,937           130,183
  Cash and cash equivalents, beginning of period             87,784,419        57,532,049
                                                        ----------------  ----------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD              $    93,442,093   $    80,915,067
  ----------------------------------------              ================  ================


         See accompanying notes to the condensed consolidated financial statements

                                             6

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

REVENUE RECOGNITION - Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

      o     Persuasive evidence of an arrangement exists,
      o     Delivery has occurred or services have been rendered,

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

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

STOCK BASED COMPENSATION - The Company adopted SFAS No. 123R in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company's common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company's expected volatility assumption is based on the historical volatility of Company's stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

There were no options issued in the first quarter of 2007 and the fair value of stock based compensation expense for the three months ended March 31, 2006 was $35,648.

ADOPTION OF NEW ACCOUNTING POLICY - Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). --AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ACCOUNTING PRONOUNCEMENT - In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or consolidated financial position.

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

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

Basic and diluted earnings per share are calculated as follows:

                                                           Three Months Ended March 31,
                                                              2007              2006
                                                        ----------------  ----------------
Basic:
Income applicable to common shareholders                $     6,446,267   $     4,916,534
Weighted average shares outstanding                          64,608,561        61,223,435
                                                        ----------------  ----------------
   Basic earnings per share                             $          0.10   $          0.08
                                                        ================  ================
Diluted:
Income applicable to common shareholders                $     6,446,267   $     4,916,534
Weighted average shares outstanding during the period        64,608,561        61,223,435
Effect of dilutive securities:
   Stock options                                                 82,215            41,719
   Warrants                                                   1,854,765            53,520
                                                        ----------------  ----------------
Diluted weighted average shares outstanding                  66,545,541        61,318,674
                                                        ================  ================

   Diluted earnings per share                           $          0.10   $          0.08
                                                        ================  ================

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, other receivables, due from employees, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates, which approximate the current market rates.

NOTE 6 - FOREIGN CURRENCY TRANSLATION

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

                                                    2007              2006
                                              ----------------  ----------------
Quarter end RMB : US$ exchange rate                7.7410            8.0170
Average quarterly RMB : US$ exchange rate          7.7792            8.0436

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 - INVENTORIES

Inventories as of March 31, 2007 and December 31, 2006 are summarized as follows:

                                                        March 31, 2007      December 31, 2006
                                                      ------------------   -------------------
                                                          Unaudited
        Raw materials                                 $      10,869,671    $        9,033,729
        Work in progress                                        798,967             1,219,796
        Finished goods                                        2,152,413             1,046,343
                                                      ------------------   -------------------
                                                             13,821,051            11,299,868
        Less provision for slow moving inventories             (596,360)             (615,552)
                                                      ------------------   -------------------
        Inventories, net                              $      13,224,691    $       10,684,316
                                                      ==================   ===================

NOTE 8 - LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of March 31, 2007 and December 31, 2006:

                                                        March 31, 2007      December 31, 2006
                                                      ------------------   -------------------
                                                          Unaudited
        Cost of land use rights                       $      34,212,632    $       33,877,618
        Less: Accumulated amortization                       (1,134,191)             (939,875)
                                                      ------------------   -------------------
        Land use rights, net                          $      33,078,441    $       32,937,743
                                                      ==================   ===================

Amortization expenses for the three months ended March 31, 2007 and 2006 were $184,111 and $65,920, respectively. As of March 31, 2007, the net book value of land use rights pledged as collateral was $13,174,920. See Note 10.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

NOTE 9 - PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2007 and December 31, 2006:

                                                        March 31, 2007      December 31, 2006
                                                      ------------------   -------------------
                                                          Unaudited
        At cost:
          Buildings                                   $      27,765,729    $       27,208,232
          Machinery and equipment                            14,097,799            13,706,903
          Motor vehicles                                        878,792               827,740
          Office equipment                                      797,460               664,892
          Other equipment                                       139,151               138,472
          Leasehold improvements                                102,374                75,813
                                                      ------------------   -------------------
                                                             43,781,305            42,622,052
                                                      ------------------   -------------------
        Less: Accumulated depreciation
          Buildings                                          (2,521,744)           (2,325,950)
          Machinery and equipment                            (7,433,532)           (7,050,834)
          Motor vehicles                                       (535,796)             (502,510)
          Office equipment                                     (426,684)             (398,450)
          Other equipment                                       (94,360)              (91,071)
          Leasehold improvements                                (62,204)              (58,280)
                                                      ------------------   -------------------
                                                            (11,074,320)          (10,427,095)
                                                      ------------------   -------------------
        Plant and equipment, net                      $      32,706,985    $       32,194,957
                                                      ==================   ===================

Depreciation expense for the three months ended March 31, 2007 and 2006 were $541,754 and $320,748, respectively. As of March 31, 2007, the net book value of plant and equipment pledged as collateral for a bank loan was $3,459,054. See
Note 10.

NOTE 10 - DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 5.58% to 7.25% per annum. All the short-term bank loans are repayable within one year and are secured by fixed assets and land use rights owned by the Company.

Long-term bank loans include bank loans of $1,421,015 from the acquisition of GLP and a mortgage of $944,397 obtained during 2006 for the expansion of our Hong Kong office. The mortgage loan bears 5.5% interest per annum and is repayable over 15 years. The current portion of the long-term bank loans is mainly from GLP and bears 6.138% interest per annum, and is repayable by December 2007. Long-term loans are secured by fixed assets and land use rights owned by the Company.

Notes payable are from the acquisition of GLP with interest rates ranging form 6.30% to 7.06% per annum. All notes payable are non-secured and repayable on demand.

Interest expense, which was paid quarterly, was $214,302 and $67,945 for the first quarter of 2007 and 2006, respectively.

Also see Note 8 and 9.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

NOTE 11 - SHAREHOLDERS' EQUITY

A. ISSUANCE OF COMMON STOCK

A total of 48,379 shares of common stocks were issued to three of the Company's independent directors in January 2007 for the services rendered by them up to December 31, 2006. All the related stock compensation expenses were fully accrued at the end of 2006.

A total of 505,611 shares of common stocks were issued during the first quarter of 2007 in connection with the exercise of the Company's warrants. The Company received total proceeds of $2,359,120 from the exercise of warrants during the first quarter of 2007.

B. WARRANTS.

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

364,580 warrants were exercised as of December 31, 2006. The following tables summarize the movement of warrants during the first quarter of 2007:

                                                          Weighted Average
                                         Warrants        of Exercise Price
                                     -------------------------------------------
Outstanding January 1, 2007.......      4,522,920               $5.51
      Granted ....................              -                   -
      Exercised ..................        505,611               $5.40
      Cancelled ..................              -                   -
                                     -------------------------------------------
Outstanding as of March 31, 2007..      4,017,309               $6.27
                                     ===========================================

Also see Note 15 on subsequent events related to the exercise of warrants.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

C. STOCK OPTIONS

A new stock incentive plan (the "2006 Plan") was approved by shareholders of the Company at an annual shareholders' meeting held in November 2006. The 2006 Plan replaced the Company's stock option plan adopted by the Company's Board of Directors in March 2004 (the "2004 Plan").. All stock options granted under the 2004 Plan will remain in effect pursuant to the terms of the respective grant agreements. As of December 31, 2006, the Company had issued a total of 99,269 options under the 2004 Plan to four of the Company's executives pursuant to their respective employment agreements. Currently, the Company is negotiating and will enter into new 2007 employment agreements with the four executives. The executives have agreed to waive their right to receive stock options under their prior employment agreements. As of March 31, 2007, the Company did not make any grants under the 2006 Plan.

The following table summarizes the stock option activity:

                                                           Weighted Average
                                        Activity            Exercise Price
                                     -------------------------------------------
Outstanding as of January 1, 2007.        99,269                 $2.00
      Granted ....................            --                    --
      Exercised ..................            --                    --
      Cancelled ..................            --                    --
                                     -------------------------------------------
Outstanding as of March 31, 2007..        99,269                 $2.00
                                     ===========================================

The following table summarizes information about stock options outstanding as of March 31, 2007:

                                   Options Outstanding                            Options Exercisable
                      --------------------------------------------------------------------------------------
                                      Weighted         Weighted Average                       Weighted
      Range of         Number of       Average       Remaining Contractual     Number of       Average
   Exercise Prices       Shares     Exercise Price      Life (in years)          Shares     Exercise Price
------------------------------------------------------------------------------------------------------------
        $2.00            99,269         $2.00                 3.07               99,269         $2.00
                      ------------                                            ------------
                         99,269                                                  99,269
                      ============                                            ============

The weighted average fair value per share of the 99,269 options issued under the Plan is $3.54 per share.

On April 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company's principal executive officer, principal financial officer and certain other executives. Stock options for 660,000 shares of common stock were granted under the 2006 Plan and will vest ratably over a five year period.

D. COMMON STOCK TO BE ISSUED

For three months ended March 31, 2007, the Company recorded general and administrative expenses of $37,500 for stock compensation in connection with the services rendered by the Company's independent directors. Based on the five day average share price leading up to and including January 1, 2007, a total of 3,180 shares of common stock are issuable to independent directors as of March 31, 2007. Common stock is expected to be issued at the end of 2007 pursuant to the service agreements.

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

The Company entered into a financial consulting agreement in February 2007 and agreed to issue 20,000 shares of common stock as part of the consulting fee. The Company recorded deferred consulting expenses of $260,000 which have been and will be amortized over a one-year service period.

NOTE 12 - CONTINGENCY AND COMMITMENTS

CAPITAL COMMITMENT

The Company entered into an unconditional purchase commitment for construction of manufacturing facilities in Harbin and Guangxi, China. As of March 31, 2007, the future obligations of the Company under this commitment are as follows:

                Within one year                 $       59,235
                Thereafter                                  --
                                                ---------------
                Total                           $       59,235
                                                ---------------

PURCHASE COMMITMENT

The Company entered into an unconditional purchase commitment for raw materials and packing materials. As of March 31, 2007, the future obligations of the Company under this commitment are as follows:

                Within one year                 $    1,161,046
                Thereafter                                   -
                                                ---------------
                Total                           $    1,161,046
                                                ---------------

LEASE COMMITMENT

As of March 31, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office in New York, Shenzhen and some regional representative offices in China. The future obligations of the Company under this commitment are as follows:

                Within one year                 $      152,937
                Thereafter                              46,010
                                                ---------------
                Total                           $      198,947
                                                ---------------

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

NOTE 13 - REPORTING SEGMENTS

The Company operates in one operating segment in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". Although the Company develops, manufactures and commercializes both PBP and PBN products, the Company's chief operating decision maker reviews and evaluates one set of combined financial information to decide how to allocate resources and to assess performance.

For the quarters ended March 31, 2007 and 2006, the Company's sales revenue from Plant Based Pharmaceutical (PBP) products and Plant Based Nutraceutical (PBN) products are as follows:

            Product                Three Months Ended March 31,
                                ----------------------------------
                                      2007              2006
                                ----------------  ----------------
        PBP products            $    18,563,673   $    12,180,157
        PBN products                  7,158,904         6,906,744
                                ----------------  ----------------
        TOTAL                   $    25,722,577   $    19,086,901
                                ================  ================

NOTE 14 - INCOME TAX

The Company has not recorded a provision for federal income tax for the period ended March 31, 2007 due to the net operating loss carry forward in the United States. In accordance with the relevant tax laws and regulations of the People's Republic of China ("PRC"), the Corporate Income Tax rate ("CIT") applicable to our subsidiaries in the PRC range from 0% to 33%. The newly acquired GLP is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Three Happiness, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is being considered a high technology company by the Chinese government. HSPL does not qualify for any tax concession and has a 33% tax rate.

The Company's tax expense differs from the "expected" tax expense for the three months ended March 31, 2007 and 2006 as follows:

                                           Three Months Ended March 31,
                                        ----------------------------------
                                              2007              2006
                                        ----------------  ----------------
        Computed "expected" expense     $     1,513,767   $    (1,547,251)
        Permanent difference                      9,336                 -
                                        ----------------  ----------------
        Income tax expense              $     1,523,103   $     1,547,251
                                        ================  ================

             AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

The provisions for income taxes for the three months ended March 31, 2007 and 2006 are summarized as follows:

                                           Three Months Ended March 31,
                                        ----------------------------------
                                              2007              2006
                                        ----------------  ----------------
        Current                         $     1,842,368   $    (1,899,449)
        Deferred                               (319,265)         (352,198)
                                        ----------------  ----------------
        Total                           $     1,523,103   $     1,547,251
                                        ================  ================

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of March 31, 2007 and December 31, 2006 are as follows:

                                                 March 31,        December 31,
                                                    2007              2006
                                              ----------------  ----------------
   Deferred taxation assets
     Bad debt                                 $       203,781   $       204,636
     Amortization                                      84,157            81,234
     Other costs                                      874,140         1,011,508
     Stock provision                                  333,982           330,711
     Depreciation                                     161,671           169,064
                                              ----------------  ----------------
     Total deferred taxation assets                 1,657,731         1,797,153

   Deferred taxation liabilities
     Over accrual of welfare                         (154,271)         (152,562)
     Amortization                                    (200,001)         (178,216)
     Depreciation                                     (47,197)          (45,496)
     Government grant                                (838,687)         (830,475)
     GLP acquisition                               (3,275,593)       (3,275,593)
     Others                                           (98,309)          (98,356)
                                              ----------------  ----------------
     Total deferred taxation liabilities           (4,614,058)       (4,580,698)
                                              ----------------  ----------------
   Net deferred taxation assets/liabilities   $    (2,956,327)  $    (2,783,545)
                                              ================  ================

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company received a total of $32,050 in connection with the exercise of warrants to purchase 6,677 shares of the Company's common stock. The number of warrants outstanding as of the date of this report is 4,010,632.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and (2) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Readers should carefully review the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2006 filed by the Company with the SEC.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for 2006 filed with the SEC..

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

      At March 31, 2007, the Company provided a $54,878 reserve against accounts receivable. Management's estimate of the appropriate reserve on accounts receivable at March 31, 2007 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

      At March 31, 2007, the Company provided an allowance against its inventories amounting to $596,360. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

      The majority of the Company's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. The revenue recognized from distributors is final and they have no right of return. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or consolidated financial position.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

      The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2007 and 2006:

                                              Three Months Ended                 Three Months Ended
                                                   March 31,                          March 31,
                                       --------------------------------    --------------------------------
                                            2007               2006             2007              2006
                                       --------------    --------------    --------------    --------------
REVENUES                               $  25,722,577     $  19,086,901               100%              100%
COST OF GOODS SOLD                         8,018,260         6,797,715             31.17             35.61
                                       --------------    --------------    --------------    --------------
GROSS PROFIT                              17,704,317        12,289,186             68.83             64.39
     Selling and marketing                 2,702,351         1,701,280             10.51              8.91
     Advertising                           3,822,911         2,225,187             14.86             11.66
     General and administrative            2,933,066         1,880,964             11.40              9.85
     Depreciation and amortization           333,462            98,643              1.30              0.52
                                       --------------    --------------    --------------    --------------
   Total operating expenses                9,791,790         5,906,074             38.07             30.94
INCOME FROM OPERATIONS                     7,912,527         6,383,112             30.76             33.44
     Interest income, net                     17,759            81,661              0.07              0.43
     Other income (expense), net              39,084              (988)             0.15              0.01
                                       --------------    --------------    --------------    --------------
INCOME BEFORE INCOME TAXES                 7,969,370         6,463,785             30.98             33.87
     Income taxes                          1,523,103         1,547,251              5.92              8.11
                                       --------------    --------------    --------------    --------------
NET INCOME                             $   6,446,267     $   4,916,534             25.06%            25.76%
                                       ==============    ==============    ==============    ==============

NET INCOME PER SHARE
     BASIC                             $        0.10     $         0.08
                                       ==============    ==============
     DILUTED                           $        0.10     $         0.08
                                       ==============    ==============

REVENUE

      Revenues for the first quarter of 2007 were $25,722,577, an increase of $6,635,676 over revenues for the first quarter of 2006. Revenues by product categories were as follows:

                                 Three Months Ended March 31,           Increase/         Increase/
      Product                       2007             2006              (Decrease)        (Decrease)
      --------------------    ----------------  ----------------    ----------------  ----------------
      PBP products            $    18,563,673   $    12,180,157     $     6,383,516          52%
      PBN products                  7,158,904         6,906,744             252,160           4%
                              ----------------  ----------------    ----------------  ----------------
      TOTAL                   $    25,722,577   $    19,086,901     $     6,635,676          35%
                              ================  ================    ================  ================

      Sales of our PBP products increased by $6,383,516, or 52%, as compared to the same period during 2006 primarily due to the following factors:

o Guangxi Lingfeng Pharmaceutical Co. Ltd. (GLP) contributed $5,872,424 to our revenue for the three months ended March 31, 2007. Revenue from GLP's Jinji series was approximately $4,736,019 and revenue from Yi Mu Cao, a new product launched in 2007 was $1,136,405. GLP was not a subsidiary during the same period last year.

o The sales of other PBP products including Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel and Patch for the first quarter of 2007 increased slightly as compared to the same period last year.

      Sales from our PBN products increased to $7,158,904 in the first quarter of 2007 from $6,906,744 in the same period during 2006, representing a growth of 4%. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder. However, the increase was offset by a decrease in sales of our Compound Bio-functional beverage series.

COST OF GOODS SOLD AND GROSS PROFIT

      Cost of goods sold was $8,018,260 for the three months ended March 31, 2007, compared to $6,797,715 for the three months ended March 31, 2006. Expressed as a percentage of revenues, cost of goods sold was 31.17% for the three months ended March 31, 2007, compared to 35.61% for the three months ended March 31, 2006. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

      Cost of goods sold for the quarters ended March 31, 2007 and 2006 by product categories were as follows:

                                 Three Months Ended March 31,           Increase/         Increase/
      Product                       2007             2006              (Decrease)        (Decrease)
      --------------------    ----------------  ----------------    ----------------  ----------------
      PBP products            $     5,473,490   $     4,383,784     $     1,089,706          25%
      PBN products                  2,544,770         2,413,931             130,839           5%
                              ----------------  ----------------    ----------------  ----------------
      TOTAL                   $     8,018,260   $     6,797,715     $     1,220,545          18%
                              ================  ================    ================  ================

      The cost of goods sold of PBP and PBN products increased by 25% and 5%, respectively, in the three months ended March 31, 2007 compared to the same quarter of 2006. These increases were attributed to our increase in sales.

      Gross profit increased $5,415,131, or 44%, for the three months ended March 31, 2007 over the three months ended March 31, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP businesses.

      Gross profit as a percentage of net revenues increased from 64.39% in the comparable period of the prior year to 68.83% in the first quarter of 2007 due to the reductions in cost of goods sold as a percentage of revenues discussed above, improved operational efficiency and increase in the sales of PBP products which have higher gross profit margins.

SELLING AND MARKETING

      Selling and marketing expenses, including distribution expenses, increased from $1,701,280 in the three months ended March 31, 2006 to $2,702,351 in the same period of 2007, representing a 59% increase. The details of our selling and marketing expenses were as follows:

                                    Three Months Ended March 31,           Increase/         Increase/
                                       2007              2006             (Decrease)        (Decrease)
                                 ----------------  ----------------    ----------------  ----------------
Payroll                          $       618,120   $       194,292             423,828          218%
Shipping                                 438,134           434,731               3,403            1%
Promotional materials and fees           524,938           346,683             178,255           51%
Sales conference                         489,417           192,286             297,131          155%
Offices supplies                          98,493           143,234             (44,741)         (31%)
Trip and traveling                       340,308           129,395             210,913          163%
AOBO Hong Kong marketing                   7,534            23,638             (16,104)         (68%)
Other                                    185,407           237,021             (51,614)         (22%)
                                 ----------------  ----------------    ----------------  ----------------
      TOTAL                      $     2,702,351         1,701,280           1,001,071           59%
                                 ================  ================    ================  ================

      The increase in selling and marketing expenses in the quarter ended March 31, 2007 compared to the same quarter during 2006 was primarily due to the following factors:

o GLP contributed $868,045 of selling and marketing expenses during the first quarter of 2007 and GLP was not a subsidiary in the same period of last year.

o The increase in the payroll expenses of $423,828, or 218% was due to an increase in the number of employees and average salaries for people working in sales, marketing and distribution.

o The increase in promotional materials and fees, sales conference expenses and trip and traveling fees by 51%, 155% and 163%, respectively, compared to the same quarter during 2006 reflects increased spending in marketing communications to increase market awareness of our brand and products as a result of launching marketing campaigns and holding more sales conferences in more cities in the first quarter of 2007 compared to the same quarter of 2006.

ADVERTISING

      Advertising expenses increased by $1,597,724, from $2,225,187 in the first quarter of 2006 to $3,822,911 in the same quarter of 2007. The increase in advertising expenses resulted from an increase in promotional efforts to promote GLP's Jinji product series and Yi Mu Ca, the new product launched in the first quarter of 2007. GLP incurred $1,644,890 in advertising expenses during the first quarter of 2007. GLP was not a subsidiary in the same period last year.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $1,880,964 in the first quarter of 2006 to $2,933,066 in the same quarter of 2007, or a 56% increase. The details of general and administrative expenses were as follows:

                                              Three Months Ended March 31,           Increase/         Increase/
                                                 2007              2006             (Decrease)        (Decrease)
                                           ----------------  ----------------    ----------------  ----------------

Payroll                                    $       442,799   $       277,836             164,963           59%
Directors' remuneration                            129,250           114,250              15,000           13%
Stock compensation - directors                      37,500            78,450            (40,950)          (52%)
Stock compensation - consultants                   115,800           248,408           (132,608)          (53%)
Office rental                                       95,932            93,669               2,263            2%
Professional fees - accounting                     530,488           255,110             275,378          108%
Professional fees - legal and consulting           144,375           157,255             (12,880)          (8%)
Office supplies                                    204,619           151,178              53,441           35%
Vehicles                                            27,383            21,701               5,682           26%
Utilities                                           51,543            57,185             (5,642)          (10%)
Research                                           176,496           172,895               3,601            2%
Trip and traveling                                 264,250           160,935             103,315           64%
Provision for bad debts                             (6,279)         (115,082)            108,803          (95%)
Investors relation and listing expenses             95,423            67,086              28,337           42%
Staff welfare and insurance                        107,377            18,989              88,388          465%
Miscellaneous                                      516,110           121,099             395,011          326%
                                           ----------------  ----------------    ----------------
TOTAL                                      $     2,933,066   $     1,880,964           1,052,102           56%
                                           ================  ================    ================

      The increase in general and administrative expenses in the three months ended March 31, 2007 compared to the same period during 2006 was primarily due to the following factors:

o Payroll expenses increased by $164,963, or 59% compared with the first quarter during 2006, as a result of hiring new employees. The number of employees performing general and administrative functions increased from 219 during first quarter of 2006 to 396 during the first quarter of 2007. The headcount for the first quarter of 2007 includes GLP's employees.

o Professional fees related to accounting increased by $275,378, or 108% during the first quarter of 2007 as compared to the same period of 2006 due to an increase in our audit fees as this was the first year our auditors performed additional procedures to support their opinion for year ended December 31, 2006 on the effectiveness of the company's internal control over financial reporting.

o Expenses for trip and traveling increased by $103,315, or 64% compared with the same quarter of 2006, as a result of increased overseas travel to attend corporate and investor functions and increased local travel between operating facilities and new corporate office.

o The company made general provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. The company reversed $6,279 provision for bad debts during the quarter based on the improved aging analysis.

o Other expenses increased by $395,011 during the first quarter of 2007 compared with the first quarter of 2006. This increase was due to increase in conference fee, staff training, other miscellaneous, local taxes and consumable amortization expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses increased by $234,819, or 238%, in the quarter ended March 31, 2007 compared to the same quarter during 2006. The increase was mainly due to the integration of GLP with the net book value of $10,213,106 in fixed assets and $25,036,944 in intangible assets. The depreciation and amortization expenses at GLP amounted to $165,289 for the first quarter of 2007. GLP was not a subsidiary during the same period of 2006.

INTEREST INCOME, NET

      Net interest income was $17,759 for the three months ended March 31, 2007, compared to net interest income of $81,661 for the three months ended March 31, 2006. Decrease in net interest income for the first quarter of 2007 was because the interest income was offset by interest expense incurred by GLP, which was not a subsidiary in the same period last year.

OTHER INCOME (EXPENSE), NET

      Other income was $39,083 for the three months ended March 31, 2007 compared to a net expense of $988 for the three months ended March 31, 2006. Other income for the first quarter 2007 was primarily related to a refund of some local tax.

INCOME TAXES

      Income tax expense for the quarter ended March 31, 2007 was $1,523,103, compared to $1,547,251 for the quarter ended March 31, 2006. The Company's effective tax rate for this quarter was 19%.

LIQUIDITY AND CAPITAL RESOURCES

CASH

      Our cash balance at March 31, 2007, was $93,442,093, representing an increase of $5,657,674, or 6%, compared with our cash balance of $87,784,419 at December 31, 2006. The increase was mainly attributable to net cash provided by operating activities and the receipt of proceeds from the exercise of warrants.

CASH FLOW

      Cash flows from operations during the first quarter of 2007 amounted to $4,534,617, representing an increase of approximately 18% compared with cash flows from operations of $3,841,274 in the same period of 2006. The increased cash flow was due primarily to the increase in our net income by 31%, to $6,446,267 in the first quarter of 2007, compared with net income of $4,916,534 in the same period last year. The increased cash flow was also due in part to a decrease in accounts receivable by $646,660 and increase in proceeds from notes receivable of $1,425,886 during the first quarter of 2007, due to our better control over payment from our customers. These increases were partly offset by an increase in our inventories of $2,473,119 to support increased production activities. The increased cash flow was also offset by a decrease in our accrued expenses of $1,912,140 and tax payable of $1,033,981, which resulted from the payment of accrued bonus and income tax.

      Our cash flows used in investing activities amounted to $1,253,371 in the quarter ended March 31, 2007. During that period, we paid $819,929 for purchases of plant and equipment and spent $433,442 on construction in progress. Compared to the same period in 2006, our cash flows used in investing activities decreased by $4,316,290 during the first quarter of 2007 because there was a $5.0 million refundable payment to facilitate due diligence that occurred in the first quarter of 2006.

      Our cash flows from financing activities amounted to $1,698,491 in the first quarter of 2007. During that period, we repaid $656,976 bank loans and received $2,359,120 proceeds from exercise of warrants. Compared to the same period in 2006, our cash flows provided by financing activities decreased by $23,282,731 during the first quarter of 2007 because we received approximately $25.0 million in proceeds from a private placement in the first quarter of 2006.

WORKING CAPITAL

      Our working capital increased by $9,839,605 to $102,091,676 at March 31, 2007, as compared to $92,252,071 at December 31, 2006, primarily due to our increase in cash of $5,657,674, inventories of $2,473,119 and partly offset by a decrease of $646,660 of accounts receivable and $1,425,886 in notes receivable. The increase in working capital was also due to the decrease in other payable and accrued expenses of $1,912,140 and tax payable of $1,033,981. The increase of inventory was because we maintained higher inventory level to prepare for increased operating activities. The decrease in accounts receivable and notes receivable was the result of better credit control. The decrease in other payable and accrued expenses and tax payable was related to the payment of prior year bonus and income tax.

      We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of March 31, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

ISSUANCE OF COMMON STOCK

      See PART II Item 2 for issuance of common stock for the quarter ended March 31, 2007.

INFLATION

      Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

      All of the Company's revenues and a majority of its expenses in the quarter ended March 31, 2007 were denominated in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 7.74095 to
1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $1,210,147 during the first quarter of 2007. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

ITEM 4 - CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report (the "Evaluation Date"), our internal audit group, which consists of the Chief Executive Officer, Chief Financial Officer, members of the board of directors and our internal audit department, carried out an evaluation in accordance with applicable U.S. rules. The audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission. The audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group.

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

      There were no changes in the Company's internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

      There have been no material changes to the risk factors discussed in Part I, "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial condition and/or operating results.

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

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

31.1 Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a - 14(a) of the Securities Exchange Act, as amended

31.2 Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a - 14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
---------------------------------------
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 7, 2007



/s/ Yanchun Li
---------------------------------------
YANCHUN LI
ACTING CHIEF FINANCIAL OFFICER
DATED: May 7, 2007