Form 10-Q
period 2007-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2007-08-08
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 0-29785

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Exact Name of Registrant as specified in Its Charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NO. 4018 JINTIAN ROAD, ANLIAN PLAZA, 12F SUITE B02 , FUTIAN DISTRICT SHENZHEN

PEOPLE'S REPUBLIC OF CHINA, 518026

(Address of principal executive offices)

86-451-8666-6601

(Issuer’s telephone number, including area code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of August 1, 2007
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	74,467,910

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2007	DECEMBER 31, 2006
	UNAUDITED
CURRENT ASSETS
Cash and cash equivalents	$108,449,801	$87,784,419
Accounts receivable, net of reserve of $77,652 and $39,776 at June 30, 2007 and December 31, 2006, respectively	11,867,708	11,141,057
Inventories, net of $598,169 and $615,552 provision for slow moving inventories at June 30, 2007 and December 31, 2006, respectively	12,131,254	10,684,316
Advances to suppliers	3,322,663	1,950,101
Notes receivable	695,156	3,238,161
Other receivables	53,162	37,545
Due from employees	215,349	585,050
Deferred consulting expenses	162,500	166,600

Total Current Assets	136,897,593	115,587,249

LONG-TERM ASSETS
Plant and equipment, net	32,955,702	32,194,957
Land use rights, net	33,394,666	32,937,743
Construction in progress	182,373	326,121
Deferred tax assets	1,679,788	1,797,153
License, net	344,273	383,755
Goodwill	1,933,100	1,933,100
Long-term investment and advance	196,979	113,868

Total Long-Term Assets	70,686,881	69,686,697

TOTAL ASSETS	$207,584,474	$185,273,946

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30, 2007	DECEMBER 31, 2006
	UNAUDITED
CURRENT LIABILITIES
Accounts payable	$3,754,082	$2,871,981
Other payables and accrued expenses	3,883,326	4,549,867
Taxes payable	1,749,568	2,211,542
Short-term bank loans	8,524,858	8,314,679
Current portion of long-term bank loans	1,488,198	1,450,905
Customer deposits	2,155,563	2,263,654
Notes payable	68,625	66,216
Other liabilities	933,211	1,606,334

Total Current Liabilities	22,557,431	23,335,178

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	887,551	915,909
Long-term notes payable	266,435	255,836
Deferred tax liabilities	4,656,198	4,580,698
Other liabilities	3,148	9,083

Total Long-Term Liabilities	5,813,332	5,761,526

TOTAL LIABILITIES	28,370,763	29,096,704

COMMITMENTS
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 65,117,910 and 64,230,369 shares issued and outstanding, respectively	65,118	64,230
Stock to be issued	73,447,943	599,069
Additional paid-in capital	97,082,545	92,307,960
Receivable from sale of stock	(74,107,250)	—
Retained earnings (the restricted portion of retained earnings is $8,498,766 at June 30, 2007 and December 31, 2006, respectively)	74,944,728	58,826,911
Accumulated other comprehensive income	7,779,627	4,378,072

Total Shareholders’ Equity	179,213,711	156,177,242

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$207,584,474	$185,273,946

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES	$33,913,234	$22,761,882	$59,662,608	$41,808,826
COST OF GOODS SOLD	10,210,485	8,092,663	18,240,539	14,875,987

GROSS PROFIT	23,702,749	14,669,219	41,422,069	26,932,839

Selling and marketing	3,886,564	1,956,629	6,590,035	3,655,169
Advertising	5,412,510	3,001,974	9,237,855	5,222,067
General and administrative	2,557,805	2,437,645	5,495,949	4,316,287
Depreciation and amortization	341,562	267,129	675,836	365,559

Total operating expenses	12,198,441	7,663,377	21,999,675	13,559,082

INCOME FROM OPERATIONS	11,504,308	7,005,842	19,422,394	13,373,757
INTEREST INCOME, NET	43,048	361,951	17,238	443,514
OTHER INCOME, NET	60,840	10,136	142,958	9,144

INCOME BEFORE INCOME TAXES	11,608,196	7,377,929	19,582,590	13,826,415
INCOME TAXES	1,939,825	1,550,708	3,464,773	3,094,888

NET INCOME	9,668,371	5,827,221	16,117,817	10,731,527

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,191,408	378,670	3,401,555	638,295
Unrealized gain of marketable security	—	1,089	—	1,089
Income tax expense related to other comprehensive income	(723,165)	(125,320)	(1,122,513)	(210,997)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1,468,243	254,439	2,279,042	428,387

COMPREHENSIVE INCOME	$11,136,614	$6,081,660	$18,396,859	$11,159,914

NET INCOME PER SHARE
BASIC	$0.15	$0.09	$0.25	$0.17

DILUTED	$0.15	$0.09	$0.24	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	65,144,311	62,657,876	64,877,916	61,944,618
DILUTED	66,600,080	62,795,439	66,483,294	62,060,700

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,117,817	$10,731,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,515,934	1,067,548
Loss on disposal of plant and equipment	—	1,131
Amortization of deferred consulting expenses	264,100	490,520
Provision for doubtful accounts	50,398	(77,401)
Provision for slow moving inventories	(75,239)	(78,990)
Deferred taxes	192,865	22,077
Common stock to be issued for services	108,833	87,598
Stock option compensation expense	65,340	70,802
Equity income from unconsolidated entity	(10,999)	(5,315)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(777,050)	(241,073)
Notes receivable	2,543,005	(424,530)
Inventories	(1,371,699)	(2,933,276)
Advances to suppliers	(1,453,861)	1,172,463
Prepaid expenses and other receivables	(4,157)	153,022
Due from employees	369,701	(328,563)
Increase (Decrease) In:
Accounts payable	734,805	(1,152,229)
Other payables and accrued expenses	(1,897,810)	(226,397)
Taxes payable	(461,975)	(96,738)
Customer deposits	(108,091)	(44,592)
Other liabilities	205,524	—

Net cash provided by operating activities	16,007,441	8,187,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(488,063)	(284,576)
Purchases of plant and equipment	(953,637)	(367,153)
Purchases of subsidiary, net of cash acquired	—	(18,074,186)

Net cash used in investing activities	(1,441,700)	(18,725,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	1,920,680	1,250,688
Prepayments of short-term bank loans	(1,938,641)	(1,638,401)
Repayment of notes payable	—	(1,615,699)
Repayments of capital lease	(7,355)	(6,538)
Payment for offering expense	(25,121)	—
Cash proceeds from private placement, net	—	24,974,955
Cash contribution from shareholder	150,900	—
Proceeds from exercise of warrants	3,960,164	—

Net cash provided by financing activities	4,060,627	22,965,005

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,626,368	12,426,674
Effect of exchange rate changes on cash	2,039,014	383,814
Cash and cash equivalents, beginning of period	87,784,419	57,532,049

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,449,801	$70,342,537

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. See “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES AND NEW PRONOUNCEMENT

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories—Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Revenue Recognition—Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller's price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

The Company established a subsidiary in Hong Kong with a specialty retail store to sell its products. The retail store sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

Stock Based Compensation—The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

There were no options issued in the first quarter of 2007 and the fair value of the stock based compensation expense for the three and six months ended June 30, 2007 was $65,340.

Adoption of New Accounting Policy—Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

New Accounting Pronouncement—In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 will become effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

NOTE 4 – EARNINGS PER SHARE

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

Basic and diluted earnings per share are calculated as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Basic:
Income applicable to common shareholders	$9,668,371	$5,827,221	$16,117,817	$10,741,527
Weighted average shares outstanding	65,144,311	62,657,876	64,877,916	61,944,618

Basic earnings per share	$0.15	$0.09	$0.25	$0.17

Diluted:
Income applicable to common shareholders	$9,668,371	$5,827,221	$16,117,817	$10,741,527
Weighted average shares outstanding	65,144,311	62,657,876	64,877,916	61,944,618
Effect of dilutive securities:
Stock options	79,833	48,687	81,083	45,201
Warrants	1,375,936	88,876	1,524,295	70,881

Diluted weighted average shares outstanding	66,600,080	62,795,439	66,483,294	62,060,700

Diluted earnings per share	$0.15	$0.09	$0.24	$0.17

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, other receivables due from employees, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates, which approximate the current market rates.

NOTE 6 – FOREIGN CURRENCY TRANSLATION

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	2007	2006
Quarter end RMB : US$ exchange rate	7.6248	8.0065
Average quarterly RMB : US$ exchange rate	7.6829	8.0228

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 – INVENTORIES

	June 30, 2007	December 31, 2006
	Unaudited
Raw materials	$9,273,031	$9,033,729
Work in progress	1,133,631	1,219,796
Finished goods	2,322,761	1,046,343

	12,729,423	11,299,868
Less provision for slow moving inventories	(598,169)	(615,552)

Inventories, net	$12,131,254	$10,684,316

NOTE 8 – LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	Unaudited
Cost of land use rights	$34,733,982	$33,877,618
Less: Accumulated amortization	(1,339,316)	(939,875)

Land use rights, net	$33,394,666	$32,937,743

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

Amortization expense for the three months ended June 30, 2007 and 2006 was $186,421 and $178,806, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was $370,993 and $221,330, respectively. As of June 30, 2007, the net book value of land use rights pledged as collateral was $13,311,055. See Note 10.

NOTE 9 – PLANT AND EQUIPMENT

Plant and equipment consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	Unaudited
At cost:
Buildings	$28,166,180	$27,208,232
Machinery and equipment	14,584,591	13,706,903
Motor vehicles	892,184	827,740
Office equipment	868,324	664,892
Other equipment	140,520	138,472
Leasehold improvements	103,934	75,813

	44,755,733	42,622,052

Less : Accumulated depreciation
Buildings	(2,735,272)	(2,325,950)
Machinery and equipment	(7,862,698)	(7,050,834)
Motor vehicles	(574,886)	(502,510)
Office equipment	(461,750)	(398,450)
Other equipment	(98,146)	(91,071)
Leasehold improvements	(67,279)	(58,280)

	(11,800,031)	(10,427,095)

Plant and equipment, net	$32,955,702	$32,194,957

Depreciation expense for the three months ended June 30, 2007 and 2006 was $553,290 and $479,131, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $1,096,373 and $799,534, respectively. As of June 30, 2007, the net book value of plant and equipment pledged as collateral for a bank loan was $4,905,531. See Note 10.

NOTE 10 – DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 6.12% to 7.05% per annum. All the short-term bank loans are repayable within one year and are secured by fixed assets and land use rights owned by the Company.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

Long-term bank loan include $1,488,198 long term bank loans repayable within one year and a mortgage of $887,551 obtained during 2006 for the expansion of our Hong Kong office. The current portion of the long-term bank loans is mainly from GLP and bears 6.138% interest per annum, and is repayable by December 2007. The mortgage loan bears 5.5% interest per annum and is repayable over 15 years. Long-term loans are secured by fixed assets and land use rights owned by the Company.

Notes payable have interest rates ranging form 6.30% to 7.06% per annum. All notes payable are non-secured and repayable on demand.

Interest expense for the three months ended June 30, 2007 and 2006 was $213,961 and $162,185, respectively. Interest expense for the six months ended June 30, 2007 and 2006 was $441,119 and $229,688, respectively.

Also see Note 8 and 9.

NOTE 11 – SHAREHOLDERS’ EQUITY

A. Issuance of Common Stock

A total of 48,379 shares of common stock were issued to three of the Company’s independent directors in January 2007 for the services rendered by them through December 31, 2006. All the related stock compensation expenses were fully accrued at the end of 2006.

A total of 839,162 shares of common stock were issued during the first six months of 2007 in connection with the exercise of the Company’s warrants. The Company received total proceeds of $3,960,164 from the exercise of warrants.

B. Warrants.

On November 28, 2005, the Company entered into a stock purchase and warrant agreement, ("Purchase Agreement"), with thirty-one (31) accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units, each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant, at a purchase price of $4.80 per unit.

With the warrants attached to the units sold in the private placement, the investors are entitled to purchase an aggregate of 3,750,000 shares of common stock at an exercise price of $6.50 per share. Upon completion of the placement, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company's common stock at an exercise price of $4.80 per share. All these warrants expire on December 8, 2008.

Warrants for 364,580 shares of common stock were exercised as of December 31, 2006. The following tables summarize the movement of warrants during the first six months of 2007:

	Warrants	Weighted Average of Exercise Price
Outstanding January 1, 2007	4,522,920	$5.51
Granted	—	—
Exercised	839,162	$5.16
Cancelled	—	—

Outstanding as of June 30, 2007	3,683,758	$6.40

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

Also see Note 15 for subsequent events related to the exercise of warrants.

C. Stock Options

A new stock incentive plan (the “2006 Plan”) was approved by shareholders of the Company at an annual shareholders’ meeting held in November 2006. The 2006 Plan replaced the Company’s stock option plan adopted by the Company’s Board of Directors in March 2004 (the “2004 Plan”). All stock options granted under the 2004 Plan will remain in effect pursuant to the terms of the respective grant agreements. As of December 31, 2006, the Company had issued a total of 99,269 options under the 2004 Plan to four of the Company’s executives pursuant to their respective employment agreements. In April 2007, the Company’s Compensation Committee approved new compensation packages and the Company entered into new 2007 employment agreements with the four executives. The executives have agreed to waive their right to receive stock options under their prior employment agreements.

On April 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company's principal executive officer, principal financial officer and certain other executives. Stock options for 660,000 shares of common stock were granted under the 2006 Plan and will vest ratably over a five year period. The company valued the stock options at $1,960,200 and recorded $65,340 stock compensation expense for the period ended June 30, 2007. Of the total value, $1,894,860 has not yet been recognized and will be amortized over the requisite service period. The value of the option was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

The following table summarizes the stock option activity:

	Activity	Weighted Average Exercise Price
Outstanding January 1, 2007	99,269	$2.00
Granted	660,000	10.74
Exercised	—	—
Cancelled	—	—

Outstanding as of June 30, 2007	759,269	$9.60

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.00	99,269	$2.00	2.82	99,269	$2.00
$10.74	660,000	$10.74	5.00	—	—

	759,269			99,269

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

The weighted average fair value per share of the 759,269 options issued under the Plan is $3.04 per share.

D. Common Stock to be Issued

For the six months ended June 30, 2007, the Company recorded general and administrative expenses of $108,833 for stock compensation in connection with the services rendered by the Company’s independent directors. A total of 9,833 shares of common stock are issuable to independent directors as of June 30, 2007. Common stock is expected to be issued at the end of 2007 pursuant to the service agreements.

The Company entered into a consulting agreement in February 2007 and agreed to issue 20,000 shares of common stock as part of the consulting fee. The Company recorded deferred consulting expenses of $260,000, based on the market value of the common stock at the date of grant, which has been and will be amortized over a one-year service period. Of the total value, $97,500 was amortized through June 30, 2007.

The Company entered into a stock purchase agreement with a group of underwriters on June 28, 2007 and offered to sell 8,000,000 shares of the Company’s common stock. Under the same agreement, the Company also granted the underwriters an option to purchase an additional 1,275,000 to cover over-allotments. The underwriters exercised their option in full to purchase an additional 1,275,000 shares of the Company's common stock to cover over-allotments on June 30, 2007. In total, including the over-allotment shares, the Company sold 9,275,000 shares of the Company's common stock at $7.99 per share, after underwriting discounts and commissions, resulting in net proceeds of approximately $74.1 million, which includes approximately $10.2 million in net proceeds from the exercise of the over- allotment option. The closing of the offering, including the over-allotment shares, occurred on July 3, 2007 and 9,275,000 shares of the Company’s common stock were issued on the same date.

NOTE 12 – COMMITMENTS

Capital Commitment

The Company entered into an unconditional purchase commitment for construction of manufacturing facilities in Harbin and Guangxi, China. As of June 30, 2007, the future obligations of the Company under this commitment are as follows:

Within one year	$18,980
Thereafter	3,148

Total	$22,128

Purchase Commitment

The Company entered into an unconditional purchase commitment for raw materials and packing materials. As of June 30, 2007, the future obligations of the Company under this commitment are as follows:

Within one year	$3,512,242
Thereafter	—

Total	$3,512,242

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

Lease Commitments

As of June 30, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its offices in New York, Shenzhen and some regional representative offices in China. The future obligations of the Company under these commitments are as follows:

Within one year	$93,082
Thereafter	122,818

Total	$215,900

NOTE 13 – REPORTING SEGMENTS

The Company operates in one operating segment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company develops, manufactures and commercializes both PBP and PBN products, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information to decide how to allocate resources and to assess performance.

For the three months and six months ended June 30, 2007 and 2006, the Company’s revenue from Plant Based Pharmaceutical (PBP) products and Plant Based Nutraceutical (PBN) products are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
PBP products	$26,002,968	$15,845,371	$44,578,676	$27,999,263
PBN products	7,910,266	6,916,511	15,083,932	13,809,563

TOTAL	$33,913,234	$22,761,882	$59,662,608	$41,808,826

NOTE 14 – INCOME TAX

The Company has not recorded a provision for federal income tax for the six months ended June 30, 2007 due to the net operating loss carry forward in the United States. In accordance with the relevant tax laws and regulations of the People’s Republic of China (“PRC”), the Corporate Income Tax rate (“CIT”) applicable to our subsidiaries in the PRC range from 0% to 33%. The newly acquired GLP is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Three Happiness, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is being considered a high technology company by the Chinese government. HSPL does not qualify for any tax concession and has a 33% tax rate.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

The Company's tax expense differs from the "expected" tax expense for the three months and six months ended June 30, 2007 and 2006 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Computed "expected" expense	$1,929,184	1,550,708	$3,444,778	3,094,888
Permanent difference	10,641	—	19,995	—

Income tax expense	$1,939,825	1,550,708	$3,464,773	3,094,888

The provisions for income taxes for the three months and six months ended June 30, 2007 and 2006, are summarized as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Current	$1,915,065	1,556,886	$3,448,954	3,193,227
Deferred	24,760	(6,178)	15,819	(98,339)

Total	$1,939,825	1,550,708	$3,464,773	3,094,888

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Deferred tax assets
Bad debt	$207,700	$204,636
Amortization	87,590	81,234
Other costs	890,698	1,011,508
Stock provision	339,071	330,711
Depreciation	154,729	169,064

Total deferred tax assets	1,679,788	1,797,153
Deferred tax liabilities
Over accrual of welfare	(156,622)	(152,562)
Amortization	(223,376)	(178,216)
Depreciation	(49,323)	(45,496)
Government grant	(851,468)	(830,475)
GLP acquisition	(3,275,593)	(3,275,593)
Others	(99,816)	(98,356)

Total deferred tax liabilities	(4,656,198)	(4,580,698)
Net deferred tax liabilities	$(2,976,410)	$(2,783,545)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company received a total of $487,550 in connection with the exercise of warrants to purchase 75,000 shares of the Company’s common stock. The number of warrants outstanding as of the date of this report is 3,608,757.

In June 2007, the Company signed a letter of intent to acquire Changchun Xinan Pharmaceutical Group Company Limited (CCXA), a privately owned plant based pharmaceutical company in a transaction the Company expects not to exceed US$30 million. Pursuant to the terms of the letter of intent, the Company has 90 days to enter into a definitive purchase agreement and close the transaction with CCXA.

On August 8, 2007, the Company signed a letter of intent to acquire Guangxi Boke Pharmaceutical Company Limited (BOKE), a privately owned healthcare company in a transaction the Company expects not to exceed US$40 million, and be paid in cash. BOKE is located in the city of Nanning in Guangxi province, China. BOKE’s has mainly OTC product lines sold throughout China including: products for alleviating nasal congestion, plant-based shampoo products to treat dandruff, and throat lozenges to alleviate sore throat symptoms. The Company expects the acquisition will close by the end of the third quarter 2007.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006 filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, “us” and “AOBO” refer to American Oriental Bioengineering, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “AOBO believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of AOBO and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for 2006 filed with the SEC.

Estimates affecting accounts receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and inventories.

At June 30, 2007, the Company provided a $77,652 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at June 30, 2007 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2007, the Company provided an allowance against its inventories amounting to $598,169. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectibility is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

In August 2005, we established a subsidiary in Hong Kong with a specialty store to sell some of our products. Our subsidiary in Hong Kong also sells certain products to certain customers on consignment. We record revenue from consignment transactions when the consignee sells the product to the end user. Revenue from our Hong Kong subsidiary was less than 1% of the consolidated revenue of the Company for the quarter ended June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENT

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 will become effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that the election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended June 30, 2007 and 2006:

	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES	$33,913,234	$22,761,882	100%	100%
COST OF GOODS SOLD	10,210,485	8,092,663	30	36

GROSS PROFIT	23,702,749	14,669,219	70	64
Selling and marketing	3,886,564	1,956,629	11	9
Advertising	5,412,510	3,001,974	16	13
General and administrative	2,557,805	2,437,645	8	11
Depreciation and amortization	341,562	267,129	1	1

Total operating expenses	12,198,441	7,663,377	36	34
INCOME FROM OPERATIONS	11,504,308	7,005,842	34	30
Interest income, net	43,048	361,951	0	2
Other income, net	60,840	10,136	0	0

INCOME BEFORE INCOME TAXES	11,608,196	7,377,929	34	32
Income taxes	1,939,825	1,550,708	6	7

NET INCOME	$9,668,371	$5,827,221	28	26

Revenues

Revenues for the second quarter of 2007 were $33,913,234 an increase of $11,151,352 over revenues for the second quarter of 2006. Revenues by product categories were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
			$	%
PBP products	$26,002,968	$15,845,371	10,157,597	64%
PBN products	7,910,266	6,916,511	993,755	14%

TOTAL	$33,913,234	$22,761,882	11,151,352	49%

Sales of our PBP products increased by $10,157,597, or 64%, as compared to the same period during 2006 primarily due to the following factors:

•

Guangxi Lingfeng Pharmaceutical Co. Ltd. (GLP) contributed $11,502,487 to our revenue for the three months ended June 30, 2007, which was an $8,462,465 increase compared to the same period last year. Revenue from GLP’s Jinji series was approximately $9,226,351 and revenue from Yi Mu Cao was $2,277,136.

•

The sales of Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel contributed $11,526,585 to our revenue for the second quarter of 2007, which was a $1,480,708, or 15% increase as compared to the same period last year.

Sales from our PBN products increased to $7,910,266 in the second quarter of 2007 from $6,916,511 in the same period during 2006, representing a growth of 14%. This increase was mainly attributed to the increase in sales of peptide tablets and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $10,210,485 for the three months ended June 30, 2007, compared to $8,092,663 for the three months ended June 30, 2006. Expressed as a percentage of revenues, cost of goods sold was 30% for the three months ended June 30, 2007, compared to 36% for the three months ended June 30, 2006. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies. Cost of goods sold for the quarters ended June 30, 2007 and 2006 by product categories were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
			$	%
PBP products	$7,278,150	$5,629,083	1,649,067	29%
PBN products	2,932,335	2,463,580	468,755	19%

TOTAL	$10,210,485	$8,092,663	2,117,822	26%

The cost of goods sold of PBP and PBN products increased by 29% and 19%, respectively, in the three months ended June 30, 2007 compared to the same quarter of 2006. These increases were attributed to our increase in sales.

Gross profit increased $9,033,530, or 62%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP businesses.

Gross profit as a percentage of net revenues increased from 64% in the comparable period of the prior year to 70% in the second quarter of 2007 due to the reductions in cost of goods sold as a percentage of revenues discussed above, improved operational efficiency and increase in the sales of PBP products which have higher gross profit margins.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $1,956,629 in the three months ended June 30, 2006 to $3,886,564 in the same period of 2007, representing a 99% increase. The details of our selling and marketing expenses were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$1,004,415	$379,249	625,166	165%
Shipping	569,645	518,970	50,675	10%
Promotional materials and fees	523,719	460,974	62,745	14%
Sales conference	97,743	48,447	49,296	102%
Offices supplies	218,736	117,600	101,136	86%
Trip and traveling	441,022	100,488	340,534	339%
Business expense	524,573	246,556	278,017	113%
Stores decoration expense	410,211	1,831	408,380	22304%
Other	96,500	82,514	13,986	17%

TOTAL	$3,886,564	$1,956,629	1,929,935	99%

The increase in selling and marketing expenses in the quarter ended June 30, 2007 compared to the same quarter during 2006 was primarily due to the following factors:

•	The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the first half of 2007 to support future growth of businesses.

•

Pharmacy and store decoration increased because of a new marketing initiative launched by the Company in 2007 to help establish and enforce relationship with retailers by providing decorative posters and print ads for store windows. This initiative also serves as a promotional function.

•

The increase in trip and traveling and business expense reflect increased spending in marketing communications to increase market awareness of our brand and products. More sales conferences in more cities were held in the second quarter of 2007 compared to the same quarter of 2006.

Advertising

Advertising expenses increased by $2,410,536, from $3,001,974 in the second quarter of 2006 to $5,412,510 in the same quarter of 2007. The increase in advertising expenses resulted from an increase in promotional efforts to promote GLP’s Jinji product series and Yi Mu Cao which was launched in early 2007.

General and Administrative

General and administrative expenses increased from $2,437,645 in the second quarter of 2006 to $2,557,805 in the same quarter of 2007, or a 5% increase. The details of general and administrative expenses were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$509,113	$342,517	$166,596	49%
Directors’ remuneration	163,083	114,250	48,833	43%
Stock compensation – directors	136,673	79,950	56,723	71%
Stock compensation – consultants	148,300	245,262	(96,962)	(40)%
Office rental	84,498	96,889	(12,391)	(13)%
Professional fees – accounting	28,943	99,605	(70,662)	(71)%
Professional fees – legal and consulting	89,232	205,236	(116,004)	(57)%
Investors relation and listing expenses	80,363	90,724	(10,361)	(11)%
Office supplies	121,177	179,835	(58,658)	(33)%
Vehicles & Utilities	91,580	77,120	14,460	19%
Research	203,847	198,097	5,750	3%
Trip and traveling	245,825	63,329	182,496	288%
Business entertainment	43,954	132,302	(88,348)	(67)%
Provision for bad debts	11,135	38,033	(26,898)	(71)%
Staff welfare and insurance	151,528	158,320	(6,792)	(4)%
Maintenance and repair fee	35,566	82,505	(46,939)	(57)%
Miscellaneous	412,988	233,671	179,317	77%

TOTAL	$2,557,805	$2,437,645	$120,160	5%

The increase in general and administrative expenses in the three months ended June 30, 2007 compared to the same period during 2006 was primarily due to the following factors:

•	Payroll expenses increased by $166,596, or 49% compared with the first quarter during 2006, as a result of hiring new employees.

•

Expenses for trip and traveling increased by $182,496, or 288% compared with the same quarter of 2006, as a result of increased overseas travel to attend corporate and investor functions and increased local travel between operating facilities and the new corporate office.

•

The company made general provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. The company provided $11,135 provision for bad debts during the quarter.

•

Other expenses increased by $179,317 during the second quarter of 2007 compared with the second quarter of 2006. This increase was due to increase in conference fee, staff training, other miscellaneous, local taxes and consumable amortization expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $74,433, or 28%, in the quarter ended June 30, 2007 compared to the same quarter during 2006. The increase was mainly due to the integration of GLP with the net book value of $10,459,848 in fixed assets and $25,275,578 in intangible assets in May of 2006.

Interest Income, Net

Net interest income was $43,048 for the three months ended June 30, 2007, compared to net interest income of $361,951 for the three months ended June 30, 2006. Decrease in net interest income for the second quarter of 2007 was because the interest income was offset by interest expense incurred by GLP.

Other Income (expense), Net

Other income was $60,840 for the three months ended June 30, 2007 compared to a net income of $10,136 for the three months ended June 30, 2006.

Income Taxes

Income tax expense for the quarter ended June 30, 2007 was $1,939,825, compared to $1,550,708 for the quarter ended June 30, 2007. The Company’s effective tax rate for this quarter was 17%.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2007 and 2006:

	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES	$59,662,608	$41,808,826	100%	100%
COST OF GOODS SOLD	18,240,539	14,875,987	31	36

GROSS PROFIT	41,422,069	26,932,839	69	64
Selling and marketing	6,590,035	3,655,169	11	9
Advertising	9,237,855	5,222,067	15	12
General and administrative	5,495,949	4,316,287	9	10
Depreciation and amortization	675,836	365,559	1	1

Total operating expenses	21,999,675	13,559,082	36	32
INCOME FROM OPERATIONS	19,422,394	13,373,757	33	32
Interest income, net	17,238	443,514	0	1
Other income, net	142,958	9,144	0	0

INCOME BEFORE INCOME TAXES	19,582,590	13,826,415	33	33
Income taxes	3,464,773	3,094,888	6	7

NET INCOME	$16,117,817	$10,731,527	27	26

Revenues

Revenues for the six months ended June 30, 2007 were $59,662,608, increased by $17,853,782, as compared to the same period during 2006. Revenues by product categories were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
			$	%
PBP products	$44,578,676	$27,999,263	16,579,413	59%
PBN products	15,083,932	13,809,563	1,274,369	9%

TOTAL	$59,662,608	$41,808,826	17,853,782	43%

Sales of our PBP products increased by $16,579,413, or 59%, as compared to the same period during 2006 primarily due to the following factors:

•

GLP contributed $17,895,079 to our revenue for the six months ended June 30, 2007. Revenue from GLP’s Jinji series was approximately $14,351,058 and revenue from Yi Mu Cao was $3,544,021. GLP was not a subsidiary until April of 2006.

•

The sales of Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel contributed $21,203,417 to our revenue for the six months of 2007, which was a $1,411,935, or 7% increase, as compared to the same period last year.

Sales from our PBN products increased to $15,083,932 in the six months ended June 30, 2007 from $13,809,563 in the same period during 2006, representing a growth of 9%. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $18,240,539 for the six months ended June 30, 2007, compared to $14,875,987 for the six months ended June 30, 2006. Expressed as a percentage of revenues, cost of goods sold was 31% for the six months ended June 30, 2007, compared to 36% for the six months ended June 30, 2006. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies. Cost of goods sold for the six months ended June 30, 2007 and 2006 by product categories were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
			$	%
PBP products	$12,758,789	$10,024,117	2,734,672	27%
PBN products	5,481,750	4,851,870	629,880	13%

TOTAL	$18,240,539	$14,875,987	3,364,552	23%

The cost of goods sold of PBP and PBN products increased by 27% and 13%, respectively, in the six months ended June 30, 2007 compared to the same period of 2006. These increases were attributed to our increase in sales.

Gross profit increased $14,489,230, or 54%, for the six months ended June 30, 2007 over the six months ended June 30, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP businesses.

Gross profit as a percentage of net revenues increased from 64% in the comparable period of the prior year to 69% due to the reductions in cost of goods sold as a percentage of revenues discussed above, improved operational efficiency and increase in the sales of PBP products which have higher gross profit margins.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $3,655,169 during the six months ended June 30, 2006 to $6,590,035 in the same period of 2007, representing an 80% increase. The details of our selling and marketing expenses were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$1,622,208	$572,763	1,049,445	183%
Shipping	969,398	952,769	16,629	2%
Promotional materials and fees	1,093,701	828,120	265,581	32%
Sales conference	590,357	253,041	337,316	133%
Offices supplies	264,613	190,066	74,547	39%
Trip and traveling	749,327	129,914	619,413	477%
Business expense	687,153	616,555	70,598	11%
Store decoration expense	410,306	3,448	406,858	11800%
Other	202,972	108,493	94,479	87%

TOTAL	$6,590,035	$3,655,169	2,934,866	80%

The increase in selling and marketing expenses in the six months ended June 30, 2007 compared to the same period during 2006 was primarily due to the following factors:

•	The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the first half of 2007 to support future growth of businesses.

•

Pharmacy and store decoration increased because of this new marketing initiative launched by the Company in 2007 to help establish and enforce relationship with retailers by providing decorative posters and print ads for store windows. This initiative also serves as a promotional function.

•

The increase in trip and traveling and business expense reflects increased spending in marketing communications to increase market awareness of our brand and products. More sales conferences in more cities were held in the first half of 2007 compared to the same period of 2006.

Advertising

Advertising expenses increased by $4,015,788, from $5,222,067 in the six months ended June 30, 2006 to $9,237,855 in the same period during 2007. The increase in advertising expenses resulted from an increase in promotional efforts to promote GLP’s Jinji product series and Yi Mu Cao. GLP incurred $4,523,585 in advertising expenses during the six months of 2007. GLP was not a subsidiary until April of 2006.

General and Administrative

General and administrative expenses increased from $4,316,287 in the first six months of 2006 to $5,495,949 in the same period of 2007, or a 27% increase. The details of general and administrative expenses were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$960,143	$620,006	340,137	55%
Directors’ remuneration	292,333	228,500	63,833	28%
Stock compensation – directors	174,173	158,400	15,773	10%
Stock compensation – consultants	264,100	490,520	(226,420)	(46)%
Office rental	180,796	190,559	(9,763)	(5)%
Professional fees – accounting	559,938	355,411	204,527	58%
Professional fees – legal and consulting	234,714	318,937	(84,223)	(26)%
Investors relation and listing expenses	175,785	201,364	(25,579)	(13)%
Office supplies	344,293	326,190	18,103	6%
Vehicles & Utilities	186,471	156,105	30,366	19%
Research	380,662	370,660	10,002	3%
Trip and traveling	486,749	159,081	327,668	206%
Business entertainment	84,589	201,503	(116,914)	(58)%
Provision for bad debts	50,398	(77,402)	127,800	165%
Staff welfare and insurance	319,531	176,405	143,126	81%
Maintenance and repair fee	104,978	96,645	8,333	9%
Miscellaneous	696,296	343,403	352,893	103%

TOTAL	$5,495,949	$4,316,287	1,179,662	27%

The increase in general and administrative expenses in the six months ended June 30, 2007 compared to the same period during 2006 was primarily due to the following factors:

•	Payroll expenses increased by $340,137, or 55% compared with the first half during 2006, as a result of hiring new employees.

•

Professional fees related to accounting increased by $204,527, or 58% during the first six months of 2007 as compared to the same period of 2006 due to an increase in our audit fees as this was the first year our auditors performed additional procedures to support their opinion for year ended December 31, 2006 on the effectiveness of the company’s internal control over financial reporting.

•

Expenses for trip and traveling increased by $327,668, or 206% compared with the same period of 2006, as a result of increased overseas travel to attend corporate and investor functions and increased local travel between operating facilities and new corporate office.

•

The company made general provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. The company provided $50,398 provision for bad debts during the first half of 2007.

•

Other expenses increased by $352,893 during the first half of 2007 compared with the same period of 2006. This increase was due to increase in conference fee, staff training, other miscellaneous, local taxes and consumable amortization expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $310,277 to $675,836 during the first six months of 2007. The increase was mainly due to the integration of GLP with the net book value of $10,459,848 in fixed assets and $25,275,578 in intangible assets. The depreciation and amortization expenses at GLP amounted to $335,855 for the first six months of 2007. GLP was not a subsidiary until April of 2006.

Interest Income, Net

Net interest income was $17,238 for the six months ended June 30, 2007, compared to net interest income of $443,514 for the six months ended June 30, 2006. Decrease in net interest income for first six months of 2007 was because the interest income was offset by interest expense incurred by GLP, which was not a subsidiary until April of last year.

Other Income (expense), Net

Other income was $142,958 for the six months ended June 30, 2007 compared to a net income of $9,144 for the six months ended June 30, 2006.

Income Taxes

Income tax expense for the six months ended June 30, 2007 was $3,464,773, compared to $3,094,888 for the six months ended June 30, 2006. The Company’s effective tax rate during the six months ended June 30, 2007 was 18%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at June 30, 2007, was $108,449,801, representing an increase of $20,665,382, or 24%, compared with our cash balance of $87,784,419 at December 31, 2006. The increase was mainly attributable to net cash provided by operating activities and the receipt of proceeds from the exercise of warrants.

We plan to use our cash for acquisitions, research and development activities, sales and marketing of our products, and other general corporate purposes.

Currently our operations and facilities are mainly in China. Especially for the purpose of acquisitions, it is very important to have cash in local currency maintained in a bank in China to demonstrate our financial strength to acquire potential companies in cash and to pay immediately. Because of the anticipated appreciation of Renminbi, interest rates in China are lower than other foreign currencies. In addition, the newly increased interest rate for savings accounts is at 0.81% per annum. We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as flexibility in executing our acquisition strategy.

Cash Flow

Cash flows from operations during the six months ended June 30, 2007 amounted to $16,007,441, representing an increase of approximately 96% compared with cash flows from operations of $ 8,187,584 in the same period of 2006. The increased cash flow was due primarily to the increase in our net income by 50%, to $16,117,817 in the first six months of 2007, compared with net income of $10,731,527 in the same period last year. The increased cash flow was also due in part to a decrease in notes receivable by $2,543,005 and increase in accounts payable of $734,805 during the six months ended June 30, 2007, due to our better control over payment to our vendors. These increases were partly offset by an increase in our advance to suppliers of $1,453,861 and our inventories of $1,371,699 to support increased production activities. The increased cash flow was also offset by a decrease in other payable and accrual of $1,897,810 and tax payable of $461,975, which resulted from the payment of accrued bonus and income tax.

Our cash flows used in investing activities amounted to $1,441,700 in the six months ended June 30, 2007. During that period, we paid $953,637 for purchases of plant and equipment and spent $488,063 on construction in progress.

Our cash flows from financing activities amounted to $4,060,627 in the six months ended June 30, 2007. During that period, we repaid $17,961 bank loans and received $3,960,164 proceeds from exercise of warrants.

Working Capital

Our working capital increased by $22,088,091 to $114,340,162 at June 30, 2007 as compared to $92,252,071 at December 31, 2006, primarily due to our increase in cash of $20,665,382, inventories of $1,446,938, advances to suppliers of $1,372,562 and partly offset by a decrease of $2,543,005 in notes receivable and an increase of $882,101 in accounts payable. The increase of inventory was because we maintained higher inventory level to prepare for increased operating activities. The decrease in notes receivable was the result of better credit control.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of June 30, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

ISSUANCE OF COMMON STOCK

None noted

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2007 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.7211 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $3,401,555 during the six months ended June 30, 2007. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4—CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of Chinese auditing standards and applicable U.S. rules. The Company has an audit group, which consists of the Chief Executive Officer, Chief Financial Officer, one member of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission. The audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group.

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

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, or any of our subsidiaries, or against our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial condition and/or operating results. The following risk factors disclose new risks or are material changes from risk factor set forth in our Annual Report on Form 10-K.

Risks Related to Our Business and Industry

A disproportionate amount of our sales revenue is derived from five of our products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these five products could materially and adversely affect our financial condition and results of operations.

Our top five products, which comprise Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, Cease Enuresis Soft Gel, or CE Gel, Cease Enuresis Patch, or CE patch, Jinji Capsule and Soybean Peptide Tablets, constituted approximately 86.1% of our total revenues in fiscal 2006 and 80.0% of our total revenues for the six months ended June 30, 2007. We expect that these five products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

Intense competition from existing and new companies may adversely affect our revenues and profitability.

We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or have more attractive product characteristics than our current products or products that we may develop in the future. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We depend on our key management personnel and the loss of their services could adversely affect our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We place substantial reliance upon the efforts and abilities of our executive officers, including Tony Liu, Yanchun Li, Jun Min and Binsheng Li. The loss of services of any of these individuals or one or more other members of our senior management could delay or prevent the successful execution of our business objectives and could have a material adverse effect on our operations.

Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we expand our commercial activities. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede these objectives.

We cannot assure you that we will be able to complete acquisitions or successfully integrate new businesses into our own.

We intend to pursue opportunities to grow our business by acquiring businesses, products and technologies that are complementary or related to our existing product lines. Successful completion of an acquisition depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may face competition from other companies interested in acquiring the target company that have greater financial and other resources than we have. Acquisitions of businesses, products, technologies or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.

Even if we complete one or more strategic transactions, we may be unable to integrate or coordinate successfully the personnel and operations of a business. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may incur non-recurring severance expenses, restructuring charges and change of control payments and may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We cannot assure you that any completed acquisitions will meet one or more of our stated acquisition criteria. For example, we recently entered into a binding letter of intent to acquire Changchun Xin An Pharmaceutical Company Limited, a privately owned pharmaceutical company. While we believe that this acquisition, if consummated, is consistent with our acquisition strategy to acquire companies that are accretive within one year of the closing of the transaction, we cannot assure you that the transaction will be accretive.

In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the People’s Republic of China, or PRC, to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

We may face difficulties in implementing our organic growth strategy.

Many obstacles to entering new markets exist, such as the costs associated with entering new markets, recruiting and retaining adequate numbers of effective sales and marketing personnel, developing and implementing effective marketing efforts abroad, establishing and maintaining the appropriate regulatory compliance and maintaining attractive foreign exchange ratios. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. We cannot, therefore, assure you that we will be able to successfully overcome such difficulties and continue to grow our business.

If we fail to manage our growth and current operations, we may not achieve future growth or our expected revenues.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. To this end, we are and expect to continue to substantially increase our employee headcount which will place a significant strain on our management and on our operational, accounting, and information systems. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in our existing systems and controls, then management may receive inadequate information to manage our day-to-day operations. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We may have difficulty defending our intellectual property rights from infringement which may undermine our competitive position.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality agreements to protect our proprietary rights. Certain of our products have received trademark and patent protection in China and Hong Kong. No assurance can be given that such patents and licenses will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. Our trade secrets may otherwise become known or be independently discovered by our competitors. Policing the unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The outcome of such potential litigation may not be in our favor and any success in litigation may not be able to adequately protect our rights. Such litigation may be costly and divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation. Enforcement of judgments in China and Hong Kong is uncertain and even if we are successful in such litigation it may not provide us with an effective remedy. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that we will be able to obtain licenses from third-parties that we may need to conduct our business or that such licenses can be obtained at a reasonable cost.

In addition, third parties may file infringement claims against us asserting that we are infringing on their patents or trademarks. In the event that such claims are filed, regardless of the merit of such a claim, we may incur substantial costs and diversion of management as a result of our involvement in such proceedings.

We currently sell our products mainly in China. China will remain our primary market for the foreseeable future. If we expand into additional countries, our risk of intellectual property infringement may be heightened. Laws and enforcement mechanisms in other countries may not protect proprietary rights to the same extent as China and Hong Kong. To date, no trademark or patent filings have been made other than in China and Hong Kong.

The measures we take to protect our proprietary rights may be inadequate, and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

If we cannot procure our raw materials from our current sources we may be forced to seek alternative sources of supply, which may disrupt our operations or may result in the supply of lesser quality products.

The loss of any of our primary supply sources, or delays, disruptions or other difficulties in procuring these raw materials from our primary supply sources, could have a material adverse effect on our business and results of operations. Additionally, due to the nature of the raw materials, mainly plants, the supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in China, which may, in turn, result in increased costs to purchase these raw materials. If we are required to procure alternative sources of supply, our ability to maintain high quality products, lower costs and to provide our products to customers when needed could be impaired, and as a result we could lose business and our results of operations could be materially and adversely affected.

We do not have product liability insurance and we could be exposed to substantial liability.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Adverse side effects, marketing or manufacturing problems pertaining to any of our products could result in:

•	decreased demand for our products;

•	adverse publicity resulting in injury to our reputation;

•	product liability claims and significant litigation costs;

•	substantial monetary awards to or costly settlements with consumers;

•	product recalls;

•	loss of revenues; or

•	the inability to commercialize future products.

These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale or any product we may acquire. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future. We do not carry product liability insurance. The lack of product liability insurance exposes us to risks associated with potential product liability claims, which can be significant.

Our international operations require us to comply with a number of U.S. and international regulations.

We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, or NYSE. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

As a public company, we are required to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements resulted in increased costs for fiscal 2006 and will continue to require additional management resources. We upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

We continuously evaluate and monitor developments with respect to Section 404 of Sarbanes-Oxley and other applicable rules, however, we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to China

There could be changes in government regulations toward the pharmaceutical and nutraceutical industries that may adversely affect our business.

The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. Additionally, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our products becomes prohibited, this change would cease the productivity of that product. The China National Development and Reform Commission, or CNDRC, has recently implemented price adjustments on many marketed pharmaceutical products. We have no control over such governmental policies, which may impact the pricing and profitability of our products.

The State Food and Drug Administration of China requires pharmaceutical manufacturers to obtain Good Manufacturing Practices, or GMP, certifications. We have received our certifications. However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions in the pharmaceutical industry in China may change, which could significantly impact our ability to grow through acquisitions.

Certain political and economic considerations relating to China could adversely affect our company.

China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC government began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Currency conversion and exchange rate volatility could adversely affect our financial condition and the value of our common stock.

The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Our wholly owned subsidiaries, Three Happiness, HSPL, GLP and HQPL are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

It may be difficult to effect service of process and enforcement of legal judgments upon us and our officers and certain of our directors because they reside outside the United States.

As our operations are presently based in China and our officers and certain of our directors reside in China, service of process on us and our officers and certain directors may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

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

We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariffs and taxes that may make it difficult for us to import our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

Most of our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

There have been recent incidents in which patients have experienced severe adverse reactions following the use of pharmaceutical products manufactured in China.

There have been recent incidents reported in the Chinese media of a significant number of patients experiencing severe adverse health consequences following their use of pharmaceutical products manufactured by certain pharmaceutical companies in China. A number of patients have become ill and a number of fatalities have been reported. For example, several deaths were caused by drugs sold by the Second Pharmaceutical Factory of Qiqihaer, a Chinese drug manufacturer, in May 2006. Concerns over the safety of pharmaceutical products manufactured in China could have an adverse effect on the sale of such products, including products manufactured by us. If in the future we become involved in incidents of the type described above, such problems could severely and adversely impact our product sales and reputation.

Anti-corruption measures taken by the government to correct corruptive practices in the pharmaceutical industry could adversely affect our sales and reputation.

The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

Risks Related to Our Common Stock

Our common stock price may be extremely volatile, and you may not be able to resell your shares at or above the price you paid for the stock.

Our common stock price has experienced large fluctuations. In addition, the trading prices of stocks for companies in our industry in general have experienced extreme price fluctuations in recent years. Any negative change in the public’s perception of the prospects of companies in our industry could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, may also decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	changes in laws or regulations applicable to our products;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additional sales of our common stock by us; and

•	sales and distributions of our common stock by our stockholders.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interest of all the stockholders.

Our officers, directors and holders of more than five percent of our outstanding shares of common stock, together control approximately 51.0% of the voting power of our stock, of which approximately 47.5% is controlled by Tony Liu, our Chairman and Chief Executive Officer. In particular, Mr. Liu owns 1,000,000 shares of Series A preferred stock, which shares by their terms have aggregate voting power equal to 25.0% of the combined voting power of our common and preferred stock. Moreover, this voting power cannot be diluted or reduced by the issuance of additional shares of common stock, meaning that the holder or holders of our Series A preferred stock will always possess 25.0% of the aggregate voting power of our common and preferred stock. As a result, Mr. Liu, or these stockholders acting together, will be able to exert a significant degree of influence over our management and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of our officers, directors and principal stockholders may not always coincide with our interests or the interests of other stockholders and, accordingly, these control persons could cause us to enter into transactions or agreements that we would not otherwise consider.

Provisions of the Nevada Revised Statutes may discourage a change of control.

We are incorporated in Nevada. Certain provisions of the Nevada Revised Statutes, or NRS, could delay or make more difficult a change of control transaction or other business combination that may be beneficial to stockholders. We are subject to Nevada’s “Combinations With Interested Stockholders” statutes (NRS Sections 78.411 through 78.444), which provide that specified persons who, together with affiliates and associates, own, or within three years did own, 10% or more of the outstanding voting stock of a Nevada corporation with at least 200 stockholders cannot engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the corporation’s Board of Directors before the person first became an interested stockholder.

Nevada’s “Acquisition of Controlling Interest” statutes (NRS Sections 78.378–78.3793) apply only to Nevada Corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. As of the date of this prospectus, we do not believe we have 100 stockholders of record who are residents of Nevada, although there can be no assurance that in the future the “Acquisition of Controlling Interest” statutes will not apply to us. The “Acquisition of Controlling Interest” statutes provide that persons who acquire a “controlling interest”, as defined in NRS Section 78.3785, in a company may only be given full voting rights in their shares if such rights are conferred by the disinterested stockholders of the company at an annual or special meeting. However, any disinterested stockholder that does not vote in favor of granting such voting rights is entitled to demand that the company pay fair value for their shares, if the acquiring person has acquired at least a majority of all of the voting power of the company. As such, persons acquiring a controlling interest may not be able to vote their shares.

We may never pay any dividends to our stockholders.

We have not paid any cash dividends on shares of our common stock. We currently intend to retain all available funds and future earnings, if any, to support our operations and finance the growth and development of our business. Our board of directors does not intend to distribute dividends in the foreseeable future. The declaration, payment and amount of any future dividends, if any, will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of equity securities during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 08, 2007

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: August 08, 2007