Form 10-Q
period 2007-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2007-11-05
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 0-29785

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Exact Name of Registrant as specified in Its Charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NO. 4018 JINTIAN ROAD, ANLIAN PLAZA, 12F SUITE B02 , FUTIAN DISTRICT SHENZHEN

PEOPLE’S REPUBLIC OF CHINA, 518026

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of October 31, 2007
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	74,977,760

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	UNAUDITED
CURRENT ASSETS
Cash and cash equivalents	$170,624,005	$87,784,419
Accounts receivable, net of reserve of $285,007 and $39,776 at September 30, 2007 and December 31, 2006, respectively	15,333,892	11,141,057
Inventories, net of $615,050 and $615,552 provision for slow moving inventories at September 30, 2007 and December 31, 2006, respectively	15,349,597	10,684,316
Advances to suppliers	2,580,911	1,950,101
Notes receivable	2,223,683	3,238,161
Other receivables	89,630	37,545
Due from employees	190,849	585,050
Deposit for acquisition	4,420,770	—
Deferred consulting expenses	97,500	166,600

Total Current Assets	210,910,837	115,587,249

LONG-TERM ASSETS
Plant and equipment, net	42,596,023	32,194,957
Land use rights, net	40,539,275	32,937,743
Construction in progress	173,073	326,121
Deferred tax assets	1,600,940	1,797,153
Other intangible assets, net	9,976,982	383,755
Goodwill	11,467,270	1,933,100
Long-term investment and advance	190,882	113,868

Total Long-Term Assets	106,544,445	69,686,697

TOTAL ASSETS	$317,455,282	$185,273,946

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	UNAUDITED
CURRENT LIABILITIES
Accounts payable	$4,781,481	$2,871,981
Other payables and accrued expenses	7,443,882	4,549,867
Taxes payable	2,243,868	2,211,542
Short-term bank loans	6,119,007	8,314,679
Current portion of long-term bank loans	977,739	1,450,905
Customer deposits	1,393,819	2,263,654
Notes payable	69,125	66,216
Payable for acquisition	11,681,890	—
Other liabilities	769,721	1,606,334

Total Current Liabilities	35,480,532	23,335,178

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	2,601,679	915,909
Long-term notes payable	274,424	255,836
Deferred tax liabilities	8,882,761	4,580,698
Other liabilities	1,597	9,083

Total Long-Term Liabilities	11,760,461	5,761,526

TOTAL LIABILITIES	47,240,993	29,096,704

COMMITMENTS
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 74,909,301 and 64,230,369 shares issued and outstanding, respectively	74,909	64,230
Stock to be issued	197,083	599,069
Additional paid-in capital	172,963,877	92,307,960
Retained earnings (the restricted portion of retained earnings is $8,498,766 at September 30, 2007 and December 31, 2006, respectively)	86,853,096	58,826,911
Accumulated other comprehensive income	10,124,324	4,378,072

Total Shareholders’ Equity	270,214,289	156,177,242

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$317,455,282	$185,273,946

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES	$43,514,049	$27,075,059	$103,062,573	$69,238,089
COST OF GOODS SOLD	12,833,252	9,373,245	31,048,916	24,292,034

GROSS PROFIT	30,680,797	17,701,814	72,013,657	44,946,055

Selling and marketing	5,644,776	2,230,490	12,210,509	5,896,617
Advertising	6,934,160	3,607,212	16,150,754	8,844,564
General and administrative	3,742,364	2,223,335	9,234,426	6,781,231
Depreciation and amortization	377,856	288,070	1,054,128	654,890

Total operating expenses	16,699,156	8,349,107	38,649,817	22,177,302

INCOME FROM OPERATIONS	13,981,641	9,352,707	33,363,840	22,768,753
INTEREST INCOME, NET	360,365	106,804	375,604	550,057
OTHER INCOME (EXPENSE), NET	(12,191)	6,379	133,284	15,540

INCOME BEFORE INCOME TAXES	14,329,815	9,465,890	33,872,728	23,334,350
INCOME TAXES	2,386,189	1,915,266	5,846,543	4,922,419

NET INCOME	11,943,626	7,550,624	28,026,185	18,411,931

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,344,696	949,154	5,746,252	1,587,449
Income tax expense related to other comprehensive income	(351,704)	(142,373)	(861,938)	(238,117)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1,992,992	806,781	4,884,314	1,349,332

COMPREHENSIVE INCOME	$13,936,618	$8,357,405	$32,910,499	$19,761,263

NET INCOME PER SHARE
BASIC	$0.16	$0.12	$0.41	$0.30

DILUTED	$0.16	$0.12	$0.40	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	74,379,650	62,704,918	68,012,018	62,200,836
DILUTED	75,331,015	62,849,767	69,234,193	62,328,290

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,026,185	18,411,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,424,237	1,756,574
Loss on disposal of plant and equipment	427	1,138
Gain on sale of marketable securities	—	(843)
Amortization of deferred consulting expenses	329,100	609,370
Provision for doubtful accounts	66,405	(226,360)
Provision for slow moving inventories	10,709	28,185
Deferred taxes	245,609	32,146
Common stock to be issued for services	197,083	87,598
Stock option compensation expense	175,720	105,154
Equity income from unconsolidated entity	(14,848)	(8,133)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) Decrease In:
Accounts receivable	(3,913,584)	(946,589)
Notes receivable	1,014,478	13,975
Inventories	(4,675,990)	(5,257,872)
Advances to suppliers	465,124	1,386,841
Prepaid expenses and other receivables	(199,049)	77,567
Due from employees	394,201	(259,626)
Increase (Decrease) In:
Accounts payable	2,162,213	(1,496,046)
Other payables and accrued expenses	1,998,417	(44,426)
Taxes payable	(33,386)	252,440
Customer deposits	(869,835)	41,381
Other liabilities	(813,455)	593,912

Net cash provided by operating activities	26,989,761	15,158,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(628,614)	(1,340,348)
Purchases of plant and equipment	(1,352,252)	(2,039,013)
Deposit for acquisition	(4,420,770)	—
Purchases of subsidiary, net of cash acquired	(16,817,410)	(22,060,688)
Proceeds from sales of marketable securities	—	3,611

Net cash used in investing activities	(23,219,046)	(25,436,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	5,999,324	1,882,903
Prepayments of short-term bank loans	(9,945,084)	(1,638,401)
Proceeds from long-term bank loans	—	968,994
Prepayments of long-term bank loans	—	(604,886)
Repayment of notes payable	—	(1,606,692)
Repayments of capital lease	(11,937)	(9,726)
Cash proceeds from sales of common stock, net	73,030,974	24,974,955
Cash contribution from shareholder	150,900	—
Proceeds from exercise of options	198,538	—
Proceeds from exercise of warrants	6,251,394	—

Net cash provided by financing activities	75,674,109	23,967,147

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,444,824	13,689,026
Effect of exchange rate changes on cash	3,394,762	643,346
Cash and cash equivalents, beginning of period	87,784,419	57,532,049

CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,624,005	71,864,421

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

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

Revenue Recognition—Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

The Company established a subsidiary in Hong Kong and sells its products through third party retail stores on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

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

AS OF SEPTEMBER 30, 2007

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

The fair value of the stock based compensation expense for the three and nine months ended September 30, 2007 was $110,380 and $175,720, respectively.

Adoption of New Accounting Policy—Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

New Accounting Pronouncement—In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

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

Basic and diluted earnings per share are calculated as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Basic:
Income applicable to common shareholders	$11,943,626	$7,550,624	$28,026,185	$18,411,931
Weighted average shares outstanding	74,379,650	62,704,918	68,012,018	62,200,836

Basic earnings per share	$0.16	$0.12	$0.41	$0.30

Diluted:
Income applicable to common shareholders	$11,943,626	$7,550,624	$28,026,185	$18,411,931
Weighted average shares outstanding	74,379,650	62,704,918	68,012,018	62,200,836
Effect of dilutive securities:
Stock options	—	48,892	—	48,312
Warrants	951,365	95,957	1,222,175	79,142

Diluted weighted average shares outstanding	75,331,015	62,849,767	69,234,193	62,328,290

Diluted earnings per share	$0.16	$0.12	$0.40	$0.30

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, deposit for acquisition, other receivables, due from employees, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates, which approximate the current market rates.

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

	2007	2006
Quarter end RMB : US$ exchange rate	7.51756	7.9087
Average quarterly RMB : US$ exchange rate	7.57116	7.9522

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 – INVENTORIES

	September 30, 2007	December 31, 2006
	Unaudited
Raw materials	$10,229,025	$9,033,729
Work in progress	2,319,024	1,219,796
Finished goods	3,416,598	1,046,343

	15,964,647	11,299,868
Less provision for slow moving inventories	(615,050)	(615,552)

Inventories, net	$15,349,597	$10,684,316

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 8 – LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	Unaudited
Cost of land use rights	$42,100,958	$33,877,618
Less: Accumulated amortization	(1,561,683)	(939,875)

Land use rights, net	$40,539,275	$32,937,743

Amortization expense for the three months ended September 30, 2007 and 2006 was $201,888 and $180,023, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $573,097 and $402,184, respectively. As of September 30, 2007, the net book value of land use rights pledged as collateral was $24,502,446. See Note 11.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets include product licenses, trademarks and patents. Most of the other intangible assets were acquired from the new subsidiary, Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”). Also see note 13. The cost of the product licenses are amortized over their estimated useful lives of 10 to 12 years; the cost of trademarks are amortized over their registered useful lives of 4 to 10 years and the cost of patents are amortized over their protection period of 7 to 8 years. Other intangible assets as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	Unaudited
At cost:
Product licenses	$9,949,318	$1,151,263
Trademarks	762,708	—
Patents	222,452	—

	10,934,478	1,151,263
Less: Accumulated amortization	(957,496)	(767,508)

Other intangible assets, net	$9,976,982	$383,755

Amortization expense for the three and nine months ended September 30, 2007 was $109,091 and $157,687, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 10 – PLANT AND EQUIPMENT

Plant and equipment consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	Unaudited
At cost:
Buildings	$36,163,746	$27,208,232
Machinery and equipment	16,650,378	13,706,903
Motor vehicles	1,117,784	827,740
Office equipment	923,794	664,892
Other equipment	144,948	138,472
Leasehold improvements	105,416	75,813

	55,106,066	42,622,052

Less : Accumulated depreciation
Buildings	(2,969,125)	(2,325,950)
Machinery and equipment	(8,298,946)	(7,050,834)
Motor vehicles	(607,339)	(502,510)
Office equipment	(460,302)	(398,450)
Other equipment	(101,907)	(91,071)
Leasehold improvements	(72,424)	(58,280)

	(12,510,043)	(10,427,095)

Plant and equipment, net	$42,596,023	$32,194,957

Depreciation expense for the three months ended September 30, 2007 and 2006 was $598,682 and $481,727, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $1,695,820 and $1,283,985, respectively. As of September 30, 2007, the net book value of plant and equipment pledged as collateral for a bank loan was $5,482,923. See Note 11.

NOTE 11 – DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 6.12% to 7.05% per annum. All the short-term bank loans are repayable within one year and are secured by fixed assets and land use rights owned by the Company.

Long-term bank loan include $977,739 long term bank loans repayable within one year and $2,601,679 repayable over one year, of which, $1,721,303 was acquired from CCXA and $880,376 was a mortgage obtained during 2006 for the expansion of our Hong Kong office. The current portion of the long-term bank loans is mainly from CCXA and bears 7.839% interest per annum, and is repayable by June 2008. The mortgage loan bears 5.5% interest per annum and is repayable over 15 years. Long-term loans are secured by fixed assets and land use rights owned by the Company.

Notes payable have interest rates ranging from 6.30% to 7.06% per annum. All notes payable are non-secured and repayable on demand.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

Interest expense for the three months ended September 30, 2007 and 2006 was $212,923 and $193,382, respectively. Interest expense for the nine months ended September 30, 2007 and 2006 was $654,789 and $430,120, respectively.

Also see Notes 8 and 10.

NOTE 12 – SHAREHOLDERS’ EQUITY

A. Issuance of Common Stock

The Company entered into a stock purchase agreement with a group of underwriters on June 28, 2007 and offered to sell 8,000,000 shares of the Company’s common stock. Under the same agreement, the Company also granted the underwriters an option to purchase an additional 1,275,000 to cover over-allotments. The underwriters exercised their option in full to purchase an additional 1,275,000 shares of the Company’s common stock to cover over-allotments on June 30, 2007. In total, including the over-allotment shares, the Company sold 9,275,000 shares of the Company’s common stock at $7.99 per share, after underwriting discounts and commissions, resulting in net proceeds of approximately $74.1 million, which includes approximately $10.2 million in net proceeds from the exercise of the over-allotment option. The closing of the offering, including the over-allotment shares, occurred on July 3, 2007 and 9,275,000 shares of the Company’s common stock were issued on the same date.

A total of 48,379 shares of common stock were issued to three of the Company’s independent directors in January 2007 for the services rendered by them through December 31, 2006. All the related stock compensation expense was fully accrued at the end of 2006.

A total of 1,236,284 shares of common stock were issued during the first nine months of 2007 in connection with the exercise of the Company’s warrants. The Company received total proceeds of $6,251,394 from the exercise of warrants.

The Company entered into a consulting agreement for investment banking services in February 2007 and agreed to issue 20,000 shares of common stock as part of the consulting fee and the shares were issued in August 2007. The Company recorded deferred consulting expenses of $260,000, based on the market value of the common stock at the date of grant, which has been and will be amortized over a one-year service period. Of the total value, $162,500 was amortized through September 30, 2007.

B. Warrants.

On November 28, 2005, the Company entered into a stock purchase and warrant agreement, (“Purchase Agreement”), with thirty-one (31) accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units, each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant, at a purchase price of $4.80 per unit.

With the warrants attached to the units sold in the private placement, the investors are entitled to purchase an aggregate of 3,750,000 shares of common stock at an exercise price of $6.50 per share. Upon completion of the placement, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company’s common stock at an exercise price of $4.80 per share. All these warrants expire on December 8, 2008.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

Warrants for 364,580 shares of common stock were exercised as of December 31, 2006. The following tables summarize the movement of warrants during the first nine months of 2007:

	Warrants	Weighted Average of Exercise Price
Outstanding January 1, 2007	4,522,920	$5.51
Granted	—	—
Exercised	1,236,285	$5.36
Cancelled	—	—

Outstanding as of September 30, 2007	3,286,635	$6.48

Also see Note 17 for subsequent events related to the exercise of warrants.

C. Stock Options

A new stock incentive plan (the “2006 Plan”) was approved by shareholders of the Company at an annual shareholders’ meeting held in November 2006. The 2006 Plan replaced the Company’s stock option plan adopted by the Company’s Board of Directors in March 2004 (the “2004 Plan”). All stock options granted under the 2004 Plan will remain in effect pursuant to the terms of the respective grant agreements. As of December 31, 2006, the Company had issued a total of 99,269 options under the 2004 Plan to four of the Company’s executives pursuant to their respective employment agreements. In April 2007, the Company’s Compensation Committee approved new compensation packages and the Company entered into new 2007 employment agreements with the four executives. The executives have agreed to waive their right to receive stock options under their prior employment agreements. In August 2007, the executives exercised all the vested options and the Company issued 99,269 shares of common stock in connection with the exercise of the options.

On April 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company’s principal executive officer, principal financial officer and certain other executives. Stock options for 660,000 shares of common stock were granted under the 2006 Plan and will vest ratably over a five year period. The company valued the stock options at $1,960,200 and recorded $163,350 stock compensation expense through the period ended September 30, 2007. Of the total value, $1,796,850 has not yet been recognized and will be amortized over the requisite service period. The value of the option was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

On August 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company’s senior management and other executives. Stock options for 314,500 shares of common stock were granted among forty employees under the 2006 Plan and will vest ratably over a five year period. The company valued the stock options at $742,220 and recorded $12,370 stock compensation expense for the period ended September 30, 2007. Of the total value, $729,850 has not yet been recognized and will be amortized over the requisite service period. The value of the option was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

The following table summarizes the stock option activity:

	Activity	Weighted Average Exercise Price
Outstanding January 1, 2007	99,269	$2.00
Granted	974,500	10.03
Exercised	99,269	2.00
Cancelled	—	—

Outstanding as of September 30, 2007	974,500	$10.03

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54	314,500	$8.54	5.00	—	—
$10.74	660,000	$10.74	5.00	—	—

	974,500			—

The weighted average fair value per share of the 974,500 options issued under the Plan is $2.77 per share.

D. Common Stock to be Issued

For the nine months ended September 30, 2007, the Company recorded general and administrative expenses of $197,083 for stock compensation in connection with the services rendered by the Company’s independent directors. A total of 18,318 shares of common stock are issuable to independent directors as of September 30, 2007. Common stock is expected to be issued at the beginning of 2008 pursuant to the service agreements with the Company’s independent directors.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 13 – CCXA ACQUISITION

On September 5, 2007, the Company acquired from Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”) shareholders all of the issued and outstanding shares of capital stock of CCXA. CCXA is a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines and is based in Changchun, Jilin Province, China. CCXA’s products cover both the prescription and OTC markets and the majority of sales come from its OTC products. Some of these products include Nubao, a blood circulation enhancer for treatment of premenstrual symptoms; Kanguzensheng Tablet for the treatment of osteophyte; Yakangling, a plant-based pharmaceutical product that treats gingivitis; and Nanbao, a plant based male sexual drive enhancer.

The acquisition cost was $29,418,529 in cash (including $1,418,529 of transaction costs). Part of the consideration was paid as of the closing of the acquisition and the balance of consideration still outstanding was $11,681,890 as of September 30, 2007. The balance of consideration still outstanding as of the date of this report is $5,687,924. The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Land use right	$6,836,912
Other intangible assets	9,688,027
Fixed assets	9,051,130
Cash	700
Accounts receivable	345,657
Inventories	951,831
Other receivables and prepayments	55,640
Other current assets	41,643

Total assets purchased	26,971,540

Other payables and accrued expense	195,475
Long term bank loans	2,639,039
Deferred tax payables	4,252,667

Total liabilities assumed	7,087,181

Net assets acquired	19,884,359
Total consideration paid	29,418,529

Goodwill	$9,534,170

The results of operations for CCXA for the period are included in the consolidated results of operations commencing September 6, 2007.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

The following unaudited pro forma combined condensed statements of income for the period ended September 30, 2007 and 2006 have been prepared as if the acquisition had occurred on January 1, 2007 and 2006. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Pro Forma Combined Nine Months Ended September 30,
	2007	2006
Revenues	$110,308,877	$75,393,237
Income from Operations	34,444,271	23,797,225
Net Income	$28,644,604	$19,053,081
Net Income Per Share
Basic	$0.42	$0.30
Diluted	$0.41	$0.30

Basic	68,012,018	63,387,650
Diluted	69,234,193	63,515,103

NOTE 14 – COMMITMENTS

Capital Commitment

The Company entered into an unconditional purchase commitment for construction of manufacturing facilities in Harbin and Guangxi, China. As of September 30, 2007, the future obligations of the Company under this commitment are as follows:

Within one year	$155,902
Thereafter	—

Total	$155,902

Purchase Commitment

The Company entered into an unconditional purchase commitment for raw materials and packing materials. As of September 30, 2007, the future obligations of the Company under this commitment are as follows:

Within one year	$8,906,004
Thereafter	—

Total	$8,906,004

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

Lease Commitments

As of September 30, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its offices in New York, Shenzhen and some regional representative offices in China. The future obligations of the Company under these commitments are as follows:

Within one year	$125,005
Thereafter	108,978

Total	$233,983

NOTE 15 – REPORTING SEGMENTS

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

For the three months and nine months ended September 30, 2007 and 2006, the Company’s revenue from Plant Based Pharmaceutical (PBP) products and Plant Based Nutraceutical (PBN) products are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
PBP products	$35,485,502	$19,888,356	$79,948,350	$48,200,312
PBN products	8,028,547	7,186,703	23,114,223	21,037,777

TOTAL	$43,514,049	$27,075,059	$103,062,573	$69,238,089

NOTE 16 – INCOME TAX

The Company has not recorded a provision for federal income tax for the nine months ended September 30, 2007 due to the net operating loss carry forward in the United States. In accordance with the relevant tax laws and regulations of the People’s Republic of China (“PRC”), the Corporate Income Tax rate (“CIT”) applicable to our subsidiaries in the PRC range from 0% to 33%. Guangxi Lingfeng Pharmaceutical Company Ltd. (“GLP”) is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Harbin Three Happiness Pharmaceutical Company Ltd (“Three Happiness”), on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is being considered a high technology company by the Chinese government. Heilongjiang Songhuajiang Pharmaceutical Company Ltd (“HSPL”), Heilongjiang Qitai Pharmaceutical Company Ltd (“HQPL”) and CCXA do not qualify for any tax concession and have a 33% tax rate.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the current applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of September 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

The Company’s tax expense differs from the “expected” tax expense for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Computed “expected” expense	$2,398,089	1,904,773	$5,838,313	5,007,565
Permanent difference	(11,900)	10,493	8,230	(85,146)

Income tax expense	$2,386,189	1,915,266	$5,846,543	4,922,419

The provisions for income taxes for the three months and nine months ended September 30, 2007 and 2006, are summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Current	$2,351,030	1,904,773	$5,795,877	4,890,273
Deferred	35,159	10,493	50,666	32,146

Total	$2,386,189	1,915,266	$5,846,543	4,922,419

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	Unaudited
Deferred tax assets
Bad debt	$206,121	$204,636
Amortization	91,022	81,234
Other costs	842,644	1,011,508
Stock provision	343,906	330,711
Depreciation	117,247	169,064

Total deferred tax assets	1,600,940	1,797,153

Deferred tax liabilities
Over accrual of welfare	(142,198)	(152,562)
Amortization	(187,257)	(178,216)
Depreciation	(49,430)	(45,496)
Government grant	(863,609)	(830,475)
GLP acquisition	(3,275,593)	(3,275,593)
CCXA acquisition	(4,274,288)	—
Others	(90,386)	(98,356)

Total deferred tax liabilities	(8,882,761)	(4,580,698)

Net deferred tax liabilities	$(7,281,821)	$(2,783,545)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company received a total of $434,852 in connection with the exercise of warrants to purchase 68,459 shares of the Company’s common stock. The number of warrants outstanding as of the date of this report is 3,218,176.

On October 18, 2007, the Company entered into and consummated an acquisition agreement with Bonson Investment Holdings Limited (“Seller”), a company organized under the laws of the British Virgin Islands, pursuant to which the Company purchased from Seller all of the outstanding capital stock of Guangxi Boke Pharmaceutical Limited (“Boke”), a corporation organized under the laws of the People’s Republic of China, for a cash purchase price of $36.5 million (approximately RMB 274 million). The Company paid $4,420,770 as a deposit for the acquisition as of September 30, 2007. Boke, located in the city of Nanning in the Guangxi Province of the People’s Republic of China, manufactures and distributes plant-based pharmaceutical, nutraceutical and personal care products, marketed primarily in China, with the majority of its products sold over-the-counter.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006 filed by the Company with the SEC.

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

At September 30, 2007, the Company provided a $285,007 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at September 30, 2007 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2007, the Company provided an allowance against its inventories amounting to $615,050. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

We established a subsidiary in Hong Kong and sell certain products to certain customers on consignment. We record revenue from consignment transactions when the consignee sells the product to the end user. Revenue from our Hong Kong subsidiary was less than 1% of the consolidated revenue of the Company for the quarter ended September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENT

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2007 and 2006:

	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES	$43,514,049	$27,075,059	100%	100%
COST OF GOODS SOLD	12,833,252	9,373,245	29	35

GROSS PROFIT	30,680,797	17,701,814	71	65

Selling and marketing	5,644,776	2,230,490	13	8
Advertising	6,934,160	3,607,212	16	13
General and administrative	3,742,364	2,223,335	9	8
Depreciation and amortization	377,856	288,070	1	1

Total operating expenses	16,699,156	8,349,107	39	30

INCOME FROM OPERATIONS	13,981,641	9,352,707	32	35
Interest income, net	360,365	106,804	1	0
Other income(expense), net	(12,191)	6,379	0	0

INCOME BEFORE INCOME TAXES	14,329,815	9,465,890	33	35
Income taxes	2,386,189	1,915,266	6	7

NET INCOME	$11,943,626	$7,550,624	27	28

Revenues

Revenues for the third quarter of 2007 were $43,514,049, an increase of $16,438,990 over revenues for the third quarter of 2006. Revenues by product categories were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
			$	%
PBP products	$35,485,502	$19,888,356	15,597,146	78%
PBN products	8,028,547	7,186,703	841,844	12%

TOTAL	$43,514,049	$27,075,059	16,438,990	61%

Sales of our PBP products increased by $15,597,146, or 78%, as compared to the same period during 2006 primarily due to the following factors:

•

Guangxi Lingfeng Pharmaceutical Co. Ltd. (GLP) contributed $16,946,072 to our revenue for the three months ended September 30, 2007, which was an $11,760,056 increase compared to the same period last year. Revenue from GLP’s Jinji series was approximately $13,470,450 and revenue from GLP’s Yi Mu Cao was $3,351,295.

•

The combined sales of Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel contributed $14,698,335 to our revenue for the third quarter of 2007, which was a $3,810,864, or 35% increase as compared to the same period last year.

Sales from our PBN products increased to $8,028,547 in the third quarter of 2007 from $7,186,703 in the same period during 2006, representing a growth of 12%. This increase was mainly attributed to the increase in sales of peptide tablets and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $12,833,252 for the three months ended September 30, 2007, compared to $9,373,245 for the three months ended September 30, 2006. Expressed as a percentage of revenues, cost of goods sold was 29% for the three months ended September 30, 2007, compared to 35% for the three months ended September 30, 2006. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies. Cost of goods sold for the quarters ended September 30, 2007 and 2006 by product categories were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
			$	%
PBP products	$9,827,120	$6,745,980	3,081,140	46%
PBN products	3,006,132	2,627,265	378,867	14%

TOTAL	$12,833,252	$9,373,245	3,460,007	37%

The cost of goods sold of PBP and PBN products increased by 46% and 14%, respectively, in the three months ended September 30, 2007 compared to the same quarter of 2006. These increases were attributed by our increase in sales.

Gross profit increased $12,978,983, or 73%, to $30,680,797 for the three months ended September 30, 2007 compared to $17,701,814 for the three months ended September 30, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP businesses.

Gross profit as a percentage of net revenues increased from 65% in the comparable period of the prior year to 71% in the third quarter of 2007 due to the reductions in cost of goods sold as a percentage of revenues discussed above, improved operational efficiency and increase in the sales of PBP products which have higher gross profit margins.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $2,230,490 in the three months ended September 30, 2006 to $5,644,776 in the same period of 2007, representing a 153% increase. The details of our selling and marketing expenses were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$1,006,369	$437,780	568,589	130%
Shipping	1,027,291	487,702	539,589	111%
Promotional materials and fees	989,012	708,788	280,224	40%
Sales conference	1,265,735	5,856	1,259,879	21,514%
Offices supplies	90,805	113,897	(23,092)	(20)%
Trip and traveling	346,087	90,963	255,124	280%
Business expense	689,530	169,171	520,359	308%
Stores decoration expense	92,278	—	92,278	100%
Other	137,669	216,333	(78,664)	(36)%

TOTAL	$5,644,776	$2,230,490	3,414,286	153%

The increase in selling and marketing expenses in the quarter ended September 30, 2007 compared to the same quarter during 2006 was primarily due to the following factors:

•	The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the first nine months of 2007 to support future growth of our businesses.

•

Pharmacy and store decoration increased because of a new marketing initiative launched by the Company in 2007 to help establish and enforce relationships with retailers by providing decorative posters and print ads for store windows. This initiative also serves as a promotional function.

•

The increase in sales conference, trip and traveling and business expense reflect increased spending in marketing communications to increase market awareness of our brand and products. More sales conferences in more cities were held in the third quarter of 2007 compared to the same quarter of 2006.

Advertising

Advertising expenses increased by $3,326,948, from $3,607,212 in the third quarter of 2006 to $6,934,160 in the same quarter of 2007. The increase in advertising expenses resulted from an increase in promotional efforts to promote AOBO’s brand, GLP’s Jinji product series and GLP’s Yi Mu Cao which was launched in early 2007.

General and Administrative

General and administrative expenses increased from $2,223,335 in the third quarter of 2006 to $3,742,364 in the same quarter of 2007, or a 68% increase. The details of general and administrative expenses were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/(Decrease)
	2007	2006	$	%
Payroll	$528,590	$384,440	$144,150	37%
Directors’ remuneration	540,000	143,417	396,583	277%
Stock compensation – directors	198,630	34,352	164,278	478%
Stock compensation – consultants	65,000	83,300	(18,300)	(22)%
Office rental	75,903	94,180	(18,277)	(19)%
Professional fees – accounting	35,914	91,833	(55,919)	(61)%
Professional fees – legal and consulting	71,670	246,284	(174,614)	(71)%
Investors relation and listing expenses	57,307	57,044	263	0%
Office supplies	137,814	124,484	13,330	11%
Vehicles & Utilities	114,959	86,043	28,916	34%
Research	200,998	200,306	692	0%
Trip and traveling	318,055	103,043	215,012	209%
Business entertainment	90,827	94,106	(3,279)	(3)%
Provision for bad debts	22,739	(187,988)	210,727	112%
Staff welfare and insurance	211,322	142,650	68,672	48%
Maintenance and repair fee	111,111	113,991	(2,880)	(3)%
Miscellaneous	961,525	411,850	549,675	133%

TOTAL	$3,742,364	$2,223,335	$1,519,029	68%

The increase in general and administrative expenses in the three months ended September 30, 2007 compared to the same period during 2006 was primarily due to the following factors:

•	Payroll expenses increased by $144,150, or 37% compared with the third quarter during 2006, as a result of hiring new employees.

•

Directors’ remuneration and stock compensation increased by $396,583 and $164,278, or 277% and 478% respectively, as compared to the same quarter during 2006. This was a result of accrued performance bonus during the third quarter of 2007 and new stock options granted in April 2007.

•

Expenses for trip and traveling increased by $215,012, or 209% compared with the same quarter of 2006, as a result of increased overseas travel to attend corporate and investor functions and increased local travel between operating facilities and the new corporate office.

•

We made general provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. We provided $22,739 provision for bad debts during the quarter.

•

Other expenses increased by $549,675 during the third quarter of 2007 compared with the third quarter of 2006. This increase was due to increases in conference fees, staff training, other miscellaneous, local taxes and consumable amortization expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $89,786, or 31%, in the quarter ended September 30, 2007 compared to the same quarter during 2006. The increase was due to the integration of GLP with the net book value of $10,459,848 in fixed assets and $25,275,578 in intangible assets in May of 2006 as well as the integration of CCXA with the net book value of $9,228,006 in fixed assets and $16,511,664 in intangible assets in September 2007.

Interest Income, Net

Net interest income was $360,365 for the three months ended September 30, 2007, compared to net interest income of $106,804 for the three months ended September 30, 2006. Increase in net interest income for the third quarter of 2007 was the result of more interest income generated from the proceeds from the sale of common stock in June 2007 and our operations.

Other Income (expense), Net

Other expense was $12,191 for the three months ended September 30, 2007 compared to a net income of $6,379 for the three months ended September 30, 2006.

Income Taxes

Income tax expense for the quarter ended September 30, 2007 was $2,386,189, compared to $1,915,266 for the quarter ended September 30, 2006. The Company’s effective tax rate for this quarter was 17%.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended September 30, 2007 and 2006:

	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES	$103,062,573	$69,238,089	100%	100%
COST OF GOODS SOLD	31,048,916	24,292,034	30	35

GROSS PROFIT	72,013,657	44,946,055	70	65
Selling and marketing	12,210,509	5,896,617	12	9
Advertising	16,150,754	8,844,564	16	12
General and administrative	9,234,426	6,781,231	9	10
Depreciation and amortization	1,054,128	654,890	1	1

Total operating expenses	38,649,817	22,177,302	38	32
INCOME FROM OPERATIONS	33,363,840	22,768,753	32	33
Interest income, net	375,604	550,057	1	1
Other income, net	133,284	15,540	0	0

INCOME BEFORE INCOME TAXES	33,872,728	23,334,350	33	34
Income taxes	5,846,543	4,922,419	6	7

NET INCOME	$28,026,185	$18,411,931	27	27

Revenues

Revenues for the nine months ended September 30, 2007 were $103,062,573, increased by $33,824,484, as compared to the same period during 2006. Revenues by product categories were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
			$	%
PBP products	$79,948,350	$48,200,312	31,748,038	66%
PBN products	23,114,223	21,037,777	2,076,446	10%

TOTAL	$103,062,573	$69,238,089	33,824,484	49%

Sales of our PBP products increased by $31,748,038, or 66%, as compared to the same period during 2006 primarily due to the following factors:

•

GLP contributed $34,669,121 to our revenue for the nine months ended September 30, 2007. Revenue from GLP’s Jinji series was approximately $27,437,620 and revenue from GLP’s Yi Mu Cao was $6,873,671. GLP was not a subsidiary until April of 2006.

•

The combined sales of Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel contributed $35,882,383 to our revenue for the nine months of 2007, which was a $5,146,625, or 17% increase, as compared to the same period last year.

Sales from our PBN products increased to $23,114,223 in the nine months ended September 30, 2007 from $21,037,777 in the same period during 2006, representing a growth of 10%. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $31,048,916 for the nine months ended September 30, 2007, compared to $24,292,034 for the nine months ended September 30, 2006. Expressed as a percentage of revenues, cost of goods sold was 30% for the nine months ended September 30, 2007, compared to 35% for the nine months ended September 30, 2006. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies. Cost of goods sold for the nine months ended September 30, 2007 and 2006 by product categories were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
			$	%
PBP products	$22,566,851	$16,798,707	5,768,144	34%
PBN products	8,482,065	7,493,327	988,738	13%

TOTAL	$31,048,916	$24,292,034	6,756,882	28%

The cost of goods sold of PBP and PBN products increased by 34% and 13%, respectively, in the nine months ended September 30, 2007 compared to the same period of 2006. These increases were attributed by our increase in sales.

Gross profit increased $27,067,602, or 60%, to $72,013,657 for the nine months ended September 30, 2007 compared to $44,946,055 for the nine months ended September 30, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our PBP businesses.

Gross profit as a percentage of net revenues increased from 65% in the comparable period of the prior year to 70% due to the reductions in cost of goods sold as a percentage of revenues discussed above, improved operational efficiency and increase in the sales of PBP products which have higher gross profit margins.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $5,896,617 during the nine months ended September 30, 2006 to $12,210,509 in the same period of 2007, representing an increase of 107%. The details of our selling and marketing expenses were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$2,627,510	$1,011,823	1,615,687	160%
Shipping	1,990,599	1,397,918	592,681	42%
Promotional materials and fees	2,001,241	1,636,561	364,680	22%
Sales conference	1,844,311	147,619	1,696,692	1,149%
Offices supplies	394,088	304,469	89,619	29%
Trip and traveling	1,115,865	206,402	909,463	441%
Business expense	1,430,030	734,569	695,461	95%
Store decoration expense	504,302	—	504,302	100%
Other	302,563	457,256	(154,693)	(34%)

TOTAL	$12,210,509	$5,896,617	6,313,892	107%

The increase in selling and marketing expenses in the nine months ended September 30, 2007 compared to the same period during 2006 was primarily due to the following factors:

•	The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the first nine months of 2007 to support future growth of our businesses.

•

Pharmacy and store decoration increased because of this new marketing initiative launched by the Company in 2007 to help establish and enforce relationships with retailers by providing decorative posters and print advertisements for store windows. This initiative also serves as a promotional function.

•

The increase in sales conference, trip and traveling and business expense reflects increased spending in marketing communications to increase market awareness of our brand and products. More sales conferences in more cities were held in the first nine months of 2007 compared to the same period of 2006.

Advertising

Advertising expenses increased by $7,306,190, from $8,844,564 in the nine months ended September 30, 2006 to $16,150,754 in the same period during 2007. The increase in advertising expenses resulted from an increase in promotional efforts to promote AOBO’s brand, GLP’s Jinji product series and GLP’s Yi Mu Cao. GLP incurred $8,630,713 in advertising expenses during the nine months of 2007. GLP was not a subsidiary until April of 2006.

General and Administrative

General and administrative expenses increased from $6,781,231 in the first nine months of 2006 to $9,234,426 in the same period of 2007, or a 36% increase. The details of general and administrative expenses were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)
	2007	2006	$	%
Payroll	$1,489,525	$1,005,561	483,964	48%
Directors’ remuneration	832,333	371,917	460,416	124%
Stock compensation – directors	372,804	192,752	180,052	93%
Stock compensation – consultants	329,100	573,820	(244,720)	(43%)
Office rental	257,046	284,598	(27,552)	(10%)
Professional fees – accounting	596,336	448,243	148,093	33%
Professional fees – legal and consulting	306,503	564,937	(258,434)	(46%)
Investors relation and listing expenses	254,626	168,080	86,546	51%
Office supplies	483,115	451,885	31,230	7%
Vehicles & Utilities	301,544	242,595	58,949	24%
Research	581,862	572,062	9,800	2%
Trip and traveling	805,623	247,881	557,742	225%
Business entertainment	174,932	296,294	(121,362)	(41%)
Provision for bad debts	27,240	(264,928)	292,168	(110%)
Staff welfare and insurance	500,193	389,323	110,870	28%
Maintenance and repair fee	215,607	210,640	4,967	2%
Miscellaneous	1,706,037	1,025,571	680,466	66%

TOTAL	$9,234,426	$6,781,231	2,453,195	36%

The increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the same period during 2006 was primarily due to the following factors:

•	Payroll expenses increased by $483,964, or 48% compared with the first nine months during 2006, as a result of hiring new employees.

•

Directors’ remuneration and stock compensation increased by $460,416 and $180,052, or 124% and 93% respectively, as compared to the same period during 2006. This was a result of accrued performance bonus during the third quarter of 2007 and new stock options granted in April 2007.

•

Professional fees related to accounting increased by $148,093, or 33% during the first nine months of 2007 as compared to the same period of 2006 due to an increase in our audit fees as this was the first year our auditors performed additional procedures to support their opinion for year ended December 31, 2006 on the effectiveness of the company’s internal control over financial reporting.

•

Expenses for trip and traveling increased by $557,742, or 225% compared with the same period of 2006, as a result of increased overseas travel to attend corporate and investor functions and increased local travel between operating facilities and new corporate office.

•

We made general provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. We provided $27,240 provision for bad debts during the first nine months of 2007.

•

Other expenses increased by $680,466 during the first nine months of 2007 compared with the same period of 2006. This increase was due to increases in conference fees, staff training, other miscellaneous, local taxes and consumable amortization expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $399,238 to $1,054,128 during the first nine months of 2007. The increase was mainly due to the integration of GLP with the net book value of $10,459,848 in fixed assets and $25,275,578 in intangible assets as well as the integration of CCXA with the net book value of $9,228,006 in fixed assets and $16,511,664 in intangible assets. The depreciation and amortization expenses at GLP amounted to $506,917 for the first nine months of 2007. GLP was not a subsidiary until April of 2006.

Interest Income, Net

Net interest income was $375,604 for the nine months ended September 30, 2007, compared to net interest income of $550,057 for the nine months ended September 30, 2006. Decrease in net interest income for first nine months of 2007 was because the interest income was offset by interest expense incurred by GLP, which was not a subsidiary until April of last year.

Other Income (expense), Net

Other income was $133,284 for the nine months ended September 30, 2007 compared to a net income of $15,540 for the nine months ended September 30, 2006.

Income Taxes

Income tax expense for the nine months ended September 30, 2007 was $5,846,543, compared to $4,922,419 for the nine months ended September 30, 2006. The Company’s effective tax rate during the nine months ended September 30, 2007 was 17%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at September 30, 2007, was $170,624,005, representing an increase of $82,839,586 or 94%, compared with our cash balance of $87,784,419 at December 31, 2006. The increase was mainly attributable to net cash provided by operating activities and the receipt of proceeds from the underwriting agreement.

We plan to use our cash for acquisitions, research and development activities, sales and marketing of our products, and other general corporate purposes.

For the purpose of future acquisitions, it is very important to have cash in local currency in a China bank to demonstrate our financial strength and capability to acquire potential companies in cash with funds that are available immediately. Because of the anticipated appreciation of Renminbi, interest rates in China are lower than other foreign currencies and the newly increased interest rate for savings accounts is at 0.81% per annum. We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Cash Flow

Cash flows from operations during the nine months ended September 30, 2007 amounted to $26,989,761, representing an increase of approximately 78% compared with cash flows from operations of $ 15,144,342 in the same period of 2006. The increased cash flow was due primarily to the increase in our net income by 52%, to $28,026,185 in the first nine months of 2007, compared with net income of $18,411,931 in the same period last year. The increased cash flow was also due in part to a decrease in notes receivable by $1,014,478 and increase in accounts payable of $2,162,213 during the nine months ended September 30, 2007, due to our better control over payment to our vendors. These increases were partly offset by an increase in our accounts receivable of $3,913,584 and our inventories of $4,675,990 to support increased production activities. The increased cash flow was also offset by a decrease in customer deposits of $869,835 and accrued payroll and welfare of $868,625, which resulted from the payment of accrued bonus.

Our cash flows used in investing activities amounted to $23,219,046 in the nine months ended September 30, 2007. During that period, we paid $16,817,410 for the acquisition of CCXA and a deposit of $4,420,770 for the acquisition of BOKE. We also paid $1,352,252 for purchases of plant and equipment and spent $628,614 on construction in progress.

Our cash flows from financing activities amounted to $75,674,109 in the nine months ended September 30, 2007. During that period, we repaid $9,945,084 bank loans and received $74,107,250 from the underwriting agreement and $6,251,394 proceeds from exercise of warrants.

Working Capital

Our working capital increased by $83,178,234 to $175,430,305 at September 30, 2007 as compared to $92,252,071 at December 31, 2006, primarily due to our increase in cash of $82,839,586, accounts receivable of $4,192,835, inventories of $4,665,281, advances to suppliers of $630,810, deposit for acquisition of $4,420,770 and partly offset by a decrease of $1,014,478 in notes receivable and an increase of $2,894,015 in other payable as well as the $11,681,980 payable for acquisition. The increase in inventory was due to our maintaining higher inventory levels to prepare for increased operating activities. The decrease in notes receivable was the result of better credit control.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of September 30, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need to use cash.

ISSUANCE OF COMMON STOCK

See Note 12A.

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2007 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.7211 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $5,746,252 during the nine months ended September 30, 2007. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of Chinese auditing standards and applicable U.S. rules. The Company has an internal audit committee, which consists of the Chief Executive Officer, Chief Financial Officer, one member of the board of directors and two executives (including the manager) from our internal audit department. The internal audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission. The audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the internal audit group.

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the internal audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In our Quarterly Report on Form 10Q for the quarter ended June 30, 2007, we disclosed new risks and material changes from risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes or new risks during the quarter ended September 30, 2007 to be disclosed. We hereby incorporate by reference the risk factors set forth in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1	Acquisition Agreement, dated September 6, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Changchun Xinan Pharmaceutical Group Company Limited

2.2	Acquisition Agreement, dated October 18, 2007, by and between American Oriental Bioengineering, Inc. and Bonson Investment Holdings Limited for the purchase of all of the outstanding capital stock of Guangxi Boke Pharmaceutical Limited

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

31.2	Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 05, 2007

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: November 05, 2007