Form 10-K
period 2007-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2008-03-06
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 0-29015

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Name of Business Issuer in Its Charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 4018 Jintian Road, Anlian Plaza, 12F Suite B02, Futian

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held on June 29, 2007 by non-affiliates of the registrant was $430,208,289 based on the closing price of $8.90 per share as reported on the New York Stock Exchange on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

At February 29, 2008, 78,195,935 shares of the registrant’s Class A Common Stock, $0.001 par value and 1,000,000 shares of the registrant’s Preferred Stock, $0.001 par value were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this prospectus, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I.

ITEM 1. BUSINESS

Overview

We are a leading, fully integrated, pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical and healthcare products. A majority of our current products are offered and derived from Chinese based traditional medicines and are manufactured using plant based materials. Our profitable and diversified business is comprised of prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products are well recognized brands in China and have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail outlets at over 100,000 locations in all provinces, including rural areas and major cities in China, through the efforts of our approximately 2,200 sales and marketing professionals. We leverage our relationships with over 300 distributors to distribute our products to both urban and rural areas of China. We have experienced substantial growth in recent years and intend to use our established business as a platform for continued growth both organically and through strategic acquisitions.

According to a recent ISI Emerging Markets report, the pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is forecast to become the world’s fifth largest pharmaceutical market by 2010, which includes both western medicine and Traditional Chinese Medicine, or TCM. Our pharmaceutical products are modernized versions of TCM. Plant based TCM products have been widely used in China for thousands of years and are deeply ingrained in the Chinese culture. The market for TCM pharmaceutical products in China was approximately $5.8 billion in 2005, accounting for approximately 20.9% of all expenditures on medicine in China. According to a 2006 Frost & Sullivan report, the market for nutraceutical products in China was approximately $12.5 billion in 2005. Currently, the TCM market in China is highly fragmented, and we believe there are over 1,200 companies currently engaged in the development, manufacture and sale of TCM products, providing significant opportunities to acquire additional businesses, products and technologies.

Our revenues increased from $110.2 million in 2006 to $160.5 million in 2007, representing an increase of 46% year over year. Our net income increased from $29.2 million in 2006 to $43 million in 2007, representing an increase of 47% year over year.

The following table represents revenues realized from the sale of our Pharmaceutical and Nutraceutical products for the periods indicated:

	For the Year Ended December 31,		Percent Change
	2007	2006
Pharmaceutical products	$127,823,297	$79,367,161	61%
Nutraceutical products	32,659,086	30,814,931	6%

Total sales	$160,482,383	$110,182,092	46%

Each of our Pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with SFDA requirements for the treatment of at least one or more therapeutic indications. A majority of our pharmaceutical products are based on non-synthetic medicinal compounds that are extracted from various parts of one or more plants. We apply modern production techniques to TCM to produce a variety of pharmaceutical products in different formulations, such as tablets, capsules and powders.

We currently market over 40 pharmaceutical products in China. Two flagship prescription pharmaceutical products currently market in China are Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, and Cease Enuresis Soft Gel, or CE Gel. SHL Injection Power is an anti-viral injection effective in treating respiratory infections, bronchitis and tonsillitis, and CE Gel is indicated to alleviate bedwetting. We market our SHL Injection Powder through our brand name SHJ, and our CE Gel through Harbin Three Happiness Bioengineering Co., Ltd, or Three Happiness, which are both well-recognized brand names in China. These products are detailed to physicians at hospitals and clinics through the efforts of our sales force and through educational physician conferences and seminars.

Over-the-counter pharmaceutical products are similar to our prescription pharmaceutical products in that they are approved by the SFDA, but are sold over-the-counter direct to consumers in pharmacies and other retail outlets. We currently market over 30 over-the-counter pharmaceutical products including our Jinji Series, Cease Enuresis Patch, or CE Patch, and Boke Series. Jinji Series is a line of products approved for the treatment of various women’s health indications including endometritis, annexitis, pelvic inflammation, premenstrual and menopausal symptoms. CE Patch is a product indicated to alleviate bedwetting and for the treatment of incontinence. Boke Series is a line of nasal products indicated to alleviate sinus infections and nasal congestions. Our Jinji line of products, our CE Patch and our Boke Series are proprietary branded products and have leading market positions in the over-the-counter segments in which they compete and are marketed through our extensive direct-to-consumer advertising campaign. We highlight the quality and benefits of these products through television, newspaper and print advertisements.

Nutraceutical products, also frequently referred to as functional foods, functional beverages, dietary supplements and general nutritional supplements, are intended to be used to improve overall health and well-being. We market several nutraceutical products as general nutritional supplements in China, including our popular soybean peptide based drinks, tablets, powder and instant coffee. General nutritional supplements are generally not regulated by the SFDA; however, local government agencies may impose certain manufacturing requirements on those products aimed at protecting their hygiene. We promote our nutraceutical products through a print advertising campaign in magazines and newspapers, and distribute these products to supermarkets, fitness centers, healthcare specialty stores and other retail outlets in China.

In addition to our marketed products, we have a portfolio of over 400 prescription and over-the-counter pharmaceutical products that are approved by SFDA, but have not been commercially launched, and we are researching new modernized TCM products and existing product line extensions.

We own and operate five manufacturing facilities through which we manufacture all of our products. Each facility is Good Manufacturing Practices, or GMP, International Organization for Standardization, or ISO, and Export Product certified.

Industry Background and Market Opportunities

The Chinese pharmaceutical and nutraceutical markets are highly fragmented, comprising a large number of small enterprises. We believe that this fragmentation provides opportunities for better managed and more financially sound companies to gain market share by using comparatively strong technical, manufacturing and marketing abilities. Moreover, China’s regulatory agencies have introduced a series of new regulations to control the standards and quality of manufacture and distribution in the pharmaceutical industry. These new regulations require companies to obtain government recognized manufacturing and distribution licenses, GMP and good sales practice certificates, and have resulted in the elimination of many small or poorly managed companies. We believe that this new legislation will precipitate consolidation opportunities and a generally more favorable competitive environment.

Pharmaceutical Market

The pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is expected to become the world’s fifth largest pharmaceutical market by 2010, which includes western medicine and TCM. This growth is being driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. The Chinese government pledged $4 billion for healthcare spending in 2007, an almost 87% increase from the $2.2 billion in 2006.

Traditional Chinese Medicine Market

The TCM market for pharmaceutical products in China was approximately $5.8 billion in 2005, accounting for approximately 20.9% of all expenditures on medicine in China. TCM, including prescription and over-the-counter pharmaceuticals, have been widely used in China for thousands of years and are deeply ingrained in the Chinese culture. Historically, TCM consisted primarily of mixtures of dried herbs and, in some cases, animal parts and minerals. These mixtures would be boiled and simmered at home to create a medicinal tea or soup. These liquid concoctions were inconvenient to prepare and take, and their dosage and quality were inconsistent due to varied methods of preparation and differences in the quality of ingredients. Despite these characteristics, we believe that consumers perceive TCM products to have a superior safety profile compared to western pharmaceuticals and TCM are more effective in treating chronic and frequently occurred illnesses. In recent decades, Chinese pharmaceutical manufacturers have applied modern production technologies to produce TCM with consistent quality and a variety of formulations, such as tablets, capsules and powders, which we refer to as modernized TCM.

We believe the PRC is committed to supporting and promoting the development of modernized TCM, as evidenced by the government formulating an industry development plan for the modernized TCM sector and adding more modernized TCMs to the national medicine catalog of the National Medical Insurance Program. In 2004, the number of TCMs included in the national medicine catalog increased by 98.3%, from 415 to 823. After the update, the number of TCMs, as a percentage of the total medicines included in the 2004 national medicine catalog, increased to 44.4% from the previous level of 36.4% in the 2000 national medicine catalog. The 2004 national medicine catalog is the current and latest version of the national medicine catalog. Additionally, in the PRC pharmaceutical industry five-year plan released in June 2006 by the National Development and Reform Commission, or the NDRC, the NDRC identified TCMs, particularly TCMs used for the treatment of diseases prevalent among middle-aged and elderly people, as a priority area that will receive governmental support. The State Administration of Traditional Chinese Medicine, a national government agency, formulates TCM industry policies for the development of TCM and provides research grants for TCM research and development.

We believe that TCM will remain mainstream medicines in China and will continue to grow as a result of:

•	China’s longstanding preference for TCM remedies;

•	government support for modernized TCM as a key component of increasing quality of healthcare;

•	existence of well-recognized brands supported by a long history;

•	the rapidly growing over-the-counter market, in which TCM makes up more than half; and

•	lower pricing as compared to western medicine.

Nutraceutical Market

According to a 2006 Frost & Sullivan report, the market size of the Chinese nutraceutical market, comprised of functional foods, functional beverages and dietary supplements, was $12.5 billion in 2005. While there are no official definitions of the functional food and beverage categories in China, this is generally accepted to mean conventional food and beverages with added ingredients beneficial to the human body. Functional foods are most commonly fortified with nutritional ingredients such as calcium, soy products or dairy products. Functional beverages are typified by sports drinks, energy drinks, vitamin-enhanced water and other similar nutritional drinks. Dietary supplements are products that are intended to supplement the diet with vitamins, minerals, herbs, amino acids or other plant-based products. These types of supplements are typically ingested in the form of a pill, capsule, tablet or in liquid form. The main channels for distributing nutraceutical products, including health foods, in China are supermarkets and retail outlets. According to the 2006 Frost & Sullivan report, in 2005, the functional beverage market was estimated to be $5.0 billion and the dietary supplement market was estimated to be $4.5 billion.

The nutraceutical market in China has been growing rapidly over the past decade. This growth is driven primarily by the convenience associated with taking these products and the marketing investments that early entrants have made. As China’s population is increasingly influenced by western culture, Chinese men and women have begun to pay more attention to body image and weight. A study by AC Nielson Corp. suggests that the general population in China prefer taking medication to improve their health rather than spending time preparing nutritious foods.

Some nutraceuticals may be registered as health foods in China and are subject to approval by the SFDA. Health foods are generally defined as products that are suitable for a specific group of people and that are able to adjust body functions while not aiming at curing a disease. These substances, however, only need to demonstrate safety rather than meet clinical endpoints for efficacy. The SFDA has a list of 27 approved health and beauty benefits that health foods may claim on their packaging or in advertisements. These direct-to-consumer advertisements typically highlight one or more of the approved benefits while focusing on the style and fashion of healthy living. General nutritional supplements are generally not regulated by the SFDA; however, local government agencies may impose certain manufacturing requirements on these products aimed at protecting their hygiene.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our pharmaceutical and nutraceutical products.

•

Fully Integrated Platform for Sustainable Growth. We are a vertically integrated pharmaceutical and nutraceutical company with our own development, manufacturing and commercialization capabilities for the prescription pharmaceutical, over-the-counter pharmaceutical and nutraceutical markets. Our nationally recognized branded products are distributed to over 100,000 locations in all provinces, including rural areas and major cities in China. We believe these capabilities can be leveraged to provide substantial organic growth across all of our product categories and can serve as a platform for integrating additional acquisitions.

•

Diverse Product Categories That Provide Operating Flexibility. Our business consists of three product categories including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceuticcal products. Our pharmaceutical products treat different therapeutic areas including woman’s health, nasal, bedwetting and anti viral. Each of these competes in a market segment with differentiated regulatory, economic and general market characteristics. We believe this diversification reduces our dependence on any one market segment and enables us to react quickly to evolving market conditions in China in order to optimize our business operations.

•

Well-Recognized Brand Names That Can be Leveraged for Additional Growth. We have nationally recognized brand names in China, including, Jinji, SHJ, Boke and Three Happiness. We believe these brand names will allow continued sales growth for our existing products and can be leveraged further with product line extensions and by establishing brand families for related products.

For instance, our Jinji product line enjoys particularly strong brand recognition in the women’s health market. We believe we can significantly capitalize on this strength for future product introductions to treat other women’s health indications and as we expand into other therapeutic categories.

Through our acquisitions, we have accumulated over 400 products that have been approved by the SFDA but have not been commercially launched. We plan to continue with our efforts in research and development to improve those products technologically to meet market demand. We believe this portfolio provides significant organic growth opportunities as we opportunistically launch these products.

•

Demonstrated Ability to Identify and Integrate Acquisitions. We have completed and integrated five acquisitions in the last four years, each of which has contributed to our revenue and earnings growth. These acquisitions also added value to our brands, expanded our distribution networks and broaden our products offering, Our disciplined approach to acquisitions is based on well-defined criteria and is supported by a 14-person multi-disciplinary team dedicated to these business development activities, which we believe positions us well to participate in further consolidation in our industries.

•

Experienced and Results-Oriented Management Team. Several members of our senior management team have worked together for over 12 years and have contributed significantly to the growth of our business. Our revenues have grown at a CAGR of 50% over the past four years from $32.0 million in 2004 to $160.5 million in 2007. Our management team has extensive experience with the People’s Republic of China, or PRC, government and the market for pharmaceutical and nutraceutical products. Our management team encourages a strong corporate culture, which we believe contributes to our overall results.

Our Strategy

Our objective is to become the market leader for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

•

Promoting Our Existing Brands to Maintain National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts. To achieve this goal, we plan to:

•

detail the efficacy and safety profile of our established prescription pharmaceutical products, SHL Injection Powder and CE Gel, to physicians at hospitals and clinics in all provinces in China through the efforts of our sales force and through educational physician conferences and seminars;

•

expand our extensive direct-to-consumer advertising campaign highlighting the quality and benefits of our fast growing over-the-counter pharmaceutical products through television, newspaper and print advertisements; and

•

Developing and Introducing Additional Products to Expand or Strengthen Our Existing Portfolio. We plan to focus our research and development capabilities towards expanding our existing portfolio of approved products. We have over 400 prescription and over-the-counter pharmaceutical products in our portfolio that are currently approved but have not been commercially launched. In addition, we intend to conduct clinical trials for new modernized products and product line extensions for our existing products. We plan to introduce new modernized products each year to leverage our branded market leadership position, particularly in the women’s health segment, to develop product line extensions for our existing products.

We believe we are well positioned to capitalize on the Chinese government’s focus on modernizing TCM products. We believe our existing capabilities will allow us to continue to develop branded, attractive margin products with favorable market exclusivity and intellectual property protection.

•

Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond the current approximately 100,000 distribution points in China to drive additional growth of our existing and future products. We currently contract with over 300 distributors in China and plan to expand upon these relationships to target new markets. In addition, we plan to continue to broaden our marketing efforts outside of major cities in China and increase our market penetration in cities and rural areas where we already have a presence.

We also intend to expand our presence beyond China to international markets. We plan to work with other international pharmaceutical companies in cross selling of our products. We recently also announced an agreement with an international exporter for the retail distribution of our Jinji products to pharmacies in Canada.

While we are licensed to distribute our products directly to end-users throughout China, we currently contract with third-party distributors for the majority of our sales. We are well positioned to develop our in-house distribution capabilities in the future if we determine there is significant value in this approach.

•

Acquiring Complementary Products Line, Technologies, Distribution Network and Companies. We intend to selectively pursue strategic acquisition opportunities that we believe would grow our customer base, expand our product lines and distribution network, enhance our manufacturing and technical expertise or otherwise complement our business or further our strategic goals. Pursuing additional acquisitions is a significant component of our growth strategy.

We believe our success in identifying and integrating target acquisitions is based on establishing well defined criteria for such acquisition. The following are some key characteristics we consider when evaluating acquisition targets:

•	accretive within one year of acquisition;

•	strong strategic fit with existing business;

•	complementary therapeutic areas to current product portfolio; and

•	strong brand name recognition within target markets.

Our Products

Our business consists of three main product categories, including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Majority of our pharmaceutical products are based on non-synthetic medicinal compounds that are extracted from leaves and roots of one or more plants. All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials that has been sufficient to obtain approval by the SFDA. Nutraceutical products, also frequently referred to as functional foods, functional beverages, dietary supplements or general nutritional supplements, are intended to promote overall health and well-being. Our nutraceutical products are generally considered general nutritional supplements and are not subject to regulatory approval by the SFDA.

We currently manufacture and sell over 40 products. The following table summarizes our principal marketed pharmaceutical and nutraceutical products that comprised the majority of our revenue in the year of 2007.

Product	Distribution Point	Indication	Year of AOBO Commercial Launch
Pharmaceutical Products

Shuanghuanglian Lyophilized Injection Powder	Prescription	Respiratory infections, bronchitis and tonsillitis	2004

Cease Enuresis Soft Gel	Prescription	Bedwetting	2004

Cease Enuresis Patch	Over-the-counter	Bedwetting and incontinence	2005

Jinji Capsule	Over-the-counter	Endometritis, annexitis and pelvic inflammations	2006

Jinji Yimucao	Over-the-counter	Premenstrual syndrome, or PMS, and other PMS and menopause-related symptoms	2007

Boke Nasal Spray	Over-the-counter	Nasal congestion and sinus infection	2007

Nutraceutical Products

Soy Peptide Series	Retail	Nutritional products for overall health and well-being	2003

Prescription Pharmaceutical Products

Shuanghuanglian Lyophilized Injection Powder

Our SHL Injection Powder is a prescription pharmaceutical product approved and marketed for the treatment of flu symptoms, including high fever, cough and sore throat, as well as upper respiratory infections, mild pneumonia and tonsillitis. Our SHL Injection Powder, marketed under the brand name SHJ, is one of the only two injection formulations of SHL approved by the SFDA. The approved dosage for our SHL Injection Powder is 60 mg for every kilogram of a patient’s body weight. In practice, a medical doctor will decide exactly how much SHL injection powder to use for each patient. This product consists of two plant based ingredients isolated from flowers and leaves.

Our SHL Injection Powder was commercially launched in China in 1997 by HSPL, which we acquired in 2004. We detail the safety and efficacy of this product to physicians in hospitals and clinics primarily in rural China. We believe that injectables are of higher quality and offer better bioavailability and efficacy than oral formulations. We are one of the two companies approved by the Ministry of Health to manufacture and commercialize SHL injection powder. This product is manufactured at our Heilongjiang Songhuajiang Pharmaceutical, or HSPL, facility in Harbin.

Phase 3 clinical trials for SHL Injection Powder were conducted on 489 patients at Harbin University of Medical Sciences First Affiliated Hospital, Heilongjiang TCM Research Institute and Harbin TCM Hospital. These trials demonstrated safety and efficacy in accordance with SFDA requirements.

Cease Enuresis Soft Gel

Our CE Gel is a prescription pharmaceutical product approved and marketed to alleviate pediatric bedwetting. This product consists of a formulation that is isolated from the seed of a plant. Our CE Gel is the only SFDA approved Category 1 new pharmaceutical product for this indication. Category 1 approval provides a product with 12 year protection from other companies replicating the product and can be granted when the product is considered to be the first product for a specific indication.

Our CE Gel was commercially launched in China in April 2004. We detail the clinical benefits of this product to physicians in hospitals and clinics throughout China. As prescription medications cannot be commercially advertised in China, we rely on physicians to recommend the use of our CE Gel to patients. The Cease Enuresis brand name, however, is well recognized by many patients as our CE Patch is an over-the-counter pharmaceutical product that we promote through direct-to-consumer advertising. This product is manufactured at our Three Happiness facility in Harbin.

Phase 3 clinical trials for CE Gel were conducted on 437 pediatric patients at Beijing Children’s Hospital, China University of Medical Sciences No. 2 Clinical Hospital, Liaoning TCM Institute Affiliated Hospital and Liaoning TCM Research Institute. These trials demonstrated safety and efficacy in accordance with SFDA requirements.

Over-the-Counter Pharmaceutical Products

Cease Enuresis Patch

Our CE Patch is an over-the-counter pharmaceutical product approved and marketed for the treatment of bedwetting and incontinence. Our CE Patch is formulated for delivery by a patch and can be used in combination with our CE Gel. This product consists of the same plant based ingredients as our CE Gel. Our CE Patch was commercially launched in China in 2005. We promote our CE Patch through direct-to-consumer advertising on television and in print media in China. This product is manufactured at our Three Happiness facility.

Our CE Patch was approved by the Food and Drug Administration Bureau of the Heilongjiang Province, under the medical device regulatory pathway.

Jinji Capsule

Our Jinji Capsule is an over-the-counter pharmaceutical product approved and marketed for the treatment of endometritis, annexitis and pelvic inflammations. This is our company’s proprietary product with well recognized brand name. This product consists of a combination of many parts of TCM plants, including roots, vines, flowers and stems. We source the majority of our raw materials for our Jinji product line from the Guangxi province, which we believe has a unique natural environment to cultivate high quality plants.

We believe the combination of these quality ingredients, our manufacturing processes and our well-recognized brand name position our Jinji products well to compete in the marketplace. A course of treatment requires a dose of four capsules taken three times a day.

Our Jinji Capsule was commercially launched approximately 30 years ago in China by GLP, which we acquired in April 2006. With its long history, the Jinji brand name is well-recognized in the women’s health market in China. We promote our Jinji Capsule through direct-to-consumer advertising, including an extensive television commercial campaign featuring popular Chinese celebrity Ms. Ni Ping. These commercials are televised nationally in China. We believe that these advertisements continue to strengthen our brand loyalty, a major driver of the historical popularity of the drug. This product is manufactured at our Guangxi Lingfeng Pharmaceutical Co., or GLP, facility in Hezhou in the Guangxi Province in Southwestern China.

Phase 3 clinical trials for Jinji Capsule were conducted on 421 female patients at Wuzhou City People’s Hospital, Wuzhou City Workers’ Hospital and Hezhou TCM Hospital. These trials demonstrated safety and efficacy in accordance with SFDA requirements.

Jinji Yimucao

Our Jinji Yimucao is an over-the-counter pharmaceutical product approved and marketed for the treatment of premenstrual syndrome, or PMS, and other PMS and menopause-related symptoms. Jinji Yimucao is approved by the SFDA in China and marketed as a branded generic drug. This product consists of a combination of many parts of TCM plants, including roots, vines, flowers and stems. We source the majority of our raw materials for our Jinji product line from the Guangxi province, which we believe has a unique natural environment to cultivate high quality plants. We believe the combination of these quality ingredients, our manufacturing processes and our well-recognized brand name position our product well to compete in the marketplace. Each treatment requires a dose of two packets of powder for oral suspension taken two times a day.

Jinji Yimucao was commercially launched by us in China in early 2007. We own this product as a result of the acquisition of GLP, which we completed in April 2006. We promote Jinji Yimucao through direct-to-consumer advertising, including an extensive television commercial campaign. We believe that these advertisements continue to strengthen our brand loyalty, a major driver of the historical popularity of the drug. This product is manufactured at our GLP facility in Hezhou.

Boke Nasal Spray

Our Boke nasal spray is an over-the-counter pharmaceutical product approved and marketed for the treatment of sinus congestion from common cold, stuffy nose, chronic rhinitis, allergic rhinitis and nasosinusitis. The spray is marketed under the product name of Ditong Biyanshui Penwuji (“Ditong”). Ditong is approved by the SFDA in China and marketed as a branded drug. This product consists of a combination of many parts of TCM plants, including roots, vines, flowers and stems. Treatment dosage is three to four times a day and two sprays into each nostril.

Ditong was commercially launched by Boke in China approximately 10 years ago. We own this product as a result of the acquisition of Boke, which we completed in October 2007. We promote Boke nasal spray through direct-to-consumer advertising, including an extensive television commercial campaign. We believe that these advertisements continue to strengthen our brand loyalty, a major driver of the historical popularity of the drug. This product is manufactured at our Boke facility in Nanning.

Principal Nutraceutical Products

Soy Peptide Series

Our Soy Peptide Series is our primary line of nutraceutical products, all of which are available in supermarkets, fitness centers, specialty nutraceutical stores and other retail outlets. These products include tablets, powders, drinks and instant coffee that are non-genetically modified and derived from soybeans through a biochemical process involving decomposition, conversion and synthesis of soybean protein. They are used as food and beverage supplements and are easily digested, increase metabolism and can replenish body strength. We have four distinct formulations: anti-fatigue, menopause, immunoenhancer and balanced formula. The benefit of our peptide formulation compared with the soybean itself is that our formulation is more readily absorbable by the human body. We manufacture these products at our Three Happiness facility in Harbin.

Our Soy Peptide Series was commercially launched in China in 2002. We do not have any exclusivity under Chinese law for these products and market all of our nutraceutical products through print advertising campaigns. While the nutraceutical market is highly fragmented with many competitors, we believe that our product branding and multiple forms for delivery of the peptide will continue to support additional growth.

Product Pipeline

We have our own research, development and laboratory facilities and retain our own professional research and development team. We have also entered into joint research and development agreements with outside research institutes in China. In addition to our portfolio of over 400 approved prescription and over-the-counter pharmaceutical products that have not been commercially launched, we are currently plan to strengthen the research and development function, continue in researching new modernized products and line extensions for our existing products. We intend to introduce new modernized products to leverage our branded market leadership position, and to develop line extensions for our existing products.

We are also exploring opportunities for acquisitions that may complement our existing product lines and leverage our significant sales and distribution capabilities. When we evaluate these opportunities, we look for high margin products with established brand names in China that have opportunity for significant growth and near-term accretion.

Marketing and Sales

In China, we manufacture and market more than 40 products, consisting of prescription and over-the-counter pharmaceuticals and nutraceuticals. Our pharmaceutical and nutraceutical products are marketed to hospitals, clinics, pharmacies and retail stores at over 100,000 distribution points. We maintain 28 regional representative offices throughout China and employ approximately 2,200 sales and marketing professionals who we compensate with a base salary and performance based commissions. Where appropriate, we leverage the synergies between complementary products and distribution channels to accelerate the market penetration of our new products. Our sales force markets to all provinces, including rural areas and major cities in China.

Distributors and Customers

We have an extensive third-party distribution network with over 300 distributors that provides us with widespread access to sell our products in all provinces, including rural areas and major cities in China. The breadth of our distribution channel allows us to target approximately 100,000 distribution points comprising hospitals, clinics, pharmacies and retail stores. We select our distributors based on their reputation and market coverage. Because we have our own extensive sales and marketing team we rely on our distributors solely for the transportation of our products to our distribution points and not for sales and marketing services. As a result, we do not enter into exclusive distribution agreements with these third party distributors. We review our distribution agreements on an annual basis to specify designated distribution points, the location and method for delivery of our products to certain distribution points and targets for annual sales volume and receivable collections. Generally our distributors pay for our products in cash in advance or on delivery. In limited circumstances we may grant 30 to 60 day credit terms to certain distributors.

The distribution industry in China is fragmented with over 2,000 distributors. Due to the number of distributors, we do not rely on any one distributor for our distribution needs. We estimate that our top 10 distributors account for only approximately 15% of our total sales. We currently distribute a small amount of our own products through our subsidiary Heilongjiang Qitai Pharmaceutical Limited, or HQPL, HQPL has a long history in China with brand name recognition as a SFDA approved licensed distributor of pharmaceuticals throughout China. We may leverage HQPL to directly distribute more of our own products in the future.

Manufacturing

We have five manufacturing facilities in China dedicated exclusively to the manufacture of our products. Each facility is GMP certified. We have fully integrated manufacturing support systems including quality assurance, quality control and regulatory compliance. We have developed our own independent quality control systems in accordance with SFDA regulations. Our quality assurance team devotes significant attention to quality control for designing, manufacturing and testing our products, and is also responsible for ensuring that we are in compliance with all applicable national and local regulations and standards, as well as our internal policies. Our senior management team is also actively involved in setting quality assurance policies and managing internal and external quality performance. These support systems enable us to maintain high standards of quality for our products and deliver reliable products to our customers on a timely basis.

The details of our facilities are as follows:

•

Three Happiness. Our Three Happiness facility is located in Harbin, the capital of Heilongjiang Province in northeast China. It is approximately 220,000 square feet and manufactures both pharmaceutical and nutraceutical products. The Three Happiness facility consists of one pharmaceutical and one nutraceutical manufacturing plants, including a dedicated building for soybean peptide products.

•	HSPL. Our HSPL facility is also located in Harbin. It is approximately 530,000 square feet and manufactures our SHL Injection Powder.

•	GLP. Our GLP facility is located in Hezhou, in the Guangxi Province in southwest China. It is approximately 1,320,000 square feet and manufactures our Jinji series of women’s health products.

•

CCXA. Our CCXA facility is located in ChangChun. It is approximately 280,833 square feet and manufactures a variety of pharmaceutical products including Zhitongfengshi tablets for the treatment of osteophyte and Yakangling capsule for the treatment of gingivitis.

•	Boke. Our Boke facility is located in Nanning. It is approximately 172,224 square feet and manufactures our Boke series of nasal products.

We have land use rights that are granted and allocated to us by the People’s Republic of China (“PRC”) government to the land on which our manufacturing facilities are located. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.

We currently have adequate manufacturing capacity for our marketed products.

Raw Materials

We require a supply of quality raw materials to manufacture our products. Historically, we have not had difficulty obtaining raw materials from suppliers. Currently, we rely on numerous suppliers to deliver our required raw materials. Our products are mainly plant based and derived from flowers, plants and roots which are locally grown by farmers in China. None of the raw materials needed for our products are rare, therefore we believe we will be able to procure adequate supplies of raw materials on a timely basis. We enter into arrangements with numerous suppliers in China to hedge against the risk of short supply due to irregularities in seasonal temperatures. Although historically we have not stored any inventory of raw materials, if we anticipate a shortage, we have the capability and warehouse capacity to store such materials.

Intellectual Property

We regard our packaging designs, service marks, trademarks, trade secrets, patents and similar intellectual property as part of our core competence that is critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality agreements with certain of our employees, distributors and others to protect our intellectual property rights.

There are three types of patents under the PRC patent law. The first type, an external design patent, refers to a new design of a product’s shape, pattern or a combination of shape and pattern and the combination of a product’s color and its shape and pattern, where such a design is aesthetically appealing and suitable for industrial application. The second type of patent is called an invention patent and the third type of patent is referred to as a new model or utility patent. Invention patents and utility patents are similar in that both of them relate to scientific or technological inventions. A utility patent, compared to an invention patent, requires a lower level of creativity and covers a narrower scope. In addition, an invention patent can be a new technology introduced in respect of an existing product, method or their improvements, while a utility patent is restricted to a product’s shape, constitutions or a combination of these two. Invention patents are valid for 20 years, whereas utility patents and external design patents are each valid for 10 years.

To a large extent, we rely on such State Protection law to protect our intellectual property rights with respect to some of our products. As of March 1, 2008, we owned a total of 40 patents.

In 2006, Three Happiness applied and had applications accepted for 124 trademarks with the Trademark Bureau of China Industrial and Commercial Administration Authority and has obtained 41 certificates of trademarks. Our Hong Kong branch registered two trademarks with the Hong Kong Trademark Bureau. In addition, we obtained 5 new trademarks from the acquisition of GLP in 2006, 18 new trademarks from the acquisition of Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”) in September 2007 and 21 new trademarks from the acquisition of Boke in October 2007. As of March 5, 2008, we have registered a total of 86 trademarks, our Hong Kong subsidiary has registered 16 trademarks, and the number of trademarks in the process of application is 161.

Competition

We believe that we are well positioned to compete in the fast-developing Chinese pharmaceutical and nutraceutical market with our strong brand, diverse product portfolio, research and development capabilities, established sales and marketing network and favorable cost structure. We believe that competition and leadership in our industry are based on managerial and technological expertise, and the ability to identify and exploit commercially viable products. Other factors affecting our competitive position include time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing.

Our SHL Injection Powder primarily competes with a similar injection powder product produced by Harbin Pharmaceutical Group. Our marketing strategy with respect to this product is broader than our competitor by focusing on rural markets as well as major cities at a lower retail price. We believe this strategy has been successful for us against our competition.

Our CE Gel competes with several other products having similar functionality. Some of these products include the Jianpizhiyi Tablet produced by Shangdong Zhiling Pharmaceutical Company, Yeniaoying produced by Tianjin Zhongxin Company, Shengjiyiniaokang produced by Shanxi Dingxing Healthcare Scientific Limited and Suoquan Pill produced by Jilin Tianguang Pharmaceutical Limited. Despite the similar products in the market, we believe our CE Gel is the leading product, as currently it is the only SFDA approved first grade medicine for bedwetting.

Our Jinji Capsule competes with Huahong Pill produced by Huahong Pharmaceutical Group and Qianjin Pill produced by Qianjin Pharmaceutical Group.

Our Boke nasal spray competes with Dezhong Biyankang produced by Guangdong Foshan Dezhong Pharmaceutical Co., Ltd; Zhonglian Rhinitis Tablets produced by Wuhan Zhonglian Pharmaceutical Co., Ltd; and Qianbai Rhinitis Tablet produced by Guangzhou Qixing Pharmaceutical Co., Ltd.

Our Soy Peptide Series competes with Leneng Peptide Powder, produced by Leneng Bioengineering Company and Soybean Protein Peptide, produced by Harbin High-Tech Company Limited.

Environmental Matters

We comply with the Environmental Protection Law of China as well as the applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are minimal, since the manufacturing of plant based pharmaceutical, soybean protein peptides products and health supplement products generates little damage and pollution to the environment. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

Employees

We had 3,898 employees as of December 31, 2007. Approximately 1,053 of these employees are principally engaged in manufacturing and services activities, 2,181 in sales and marketing and 664 in management and administration. We have recently hired and intend to hire additional employees for sales and marketing, customer service and manufacturing and assembly as our business grows. In general, we consider our relationship with our employees to be good.

Insurance

We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $30.2 million. We have property coverage of approximately $17.0 million, transport vehicle coverage of approximately $5.2 million and workers’ medical and accident coverage of approximately $0.1 million. We also maintain Director and Officer Insurance of approximately $15.0 million. We paid aggregate insurance premiums of $854,426 in the year of 2007.

Our History

Three Happiness had been conducting business in China since 1994. In June 2002, through a share exchange with the stockholders of Three Happiness, Three Happiness became our wholly-owned subsidiary and continued its business operations in China. Prior to the share exchange we did not have any business operations. At the time of the share exchange we changed our name to American Oriental Bioengineering, Inc.

In February 2003, we acquired the rights to a soybean protein peptide biochemical engineering project, which provided us with the rights to manufacture and commercialize our Soy Peptide Series of nutraceutical products. Also, since the share exchange in 2002, we acquired five companies in China. In November 2004, we acquired HSPL, which manufactures and commercializes our SHL Injection Powder, in April 2006, we acquired GLP, which manufactures and commercializes our Jinji series, in July 2006, we acquired HQPL, a pharmaceutical distributor that owns a license to distribute pharmaceutical products in China, in August 2007, we acquired CCXA, which manufactures and commercializes a board range of generic pharmaceutical products, and in October 2007, we acquired BOKE, which manufactures and commercializes our Boke series of nasal products.

On July 18, 2005, our common stock commenced trading on the American Stock Exchange, or AMEX, under the ticker symbol “AOB.” On November 14, 2005, our common stock commenced trading on the Archipelago Exchange, or ArcaEx, a facility of the Pacific Exchange.

On December 18, 2006, we voluntary elected to delist our common stock from the AMEX and ArcaEx. Our common stock commenced trading on the New York Stock Exchange under the ticker symbol “AOB” on the same day.

Regulations of our Industry

Regulations Relating to the Pharmaceutical Industry

The pharmaceutical industry in China, including the TCM sector, is highly regulated. The primary regulatory authority is the SFDA, including its provincial and local branches. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Registration and Approval of Medicine. A medicine must be registered and approved by the SFDA before it can be manufactured. The registration and approval process requires the manufacturer to submit to the SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. To obtain the SFDA registration and approval necessary for commencing production, the manufacturer is also required to conduct pre-clinical trials, apply to the SFDA for permission to conduct clinical trials, and, after clinical trials are completed, file clinical data with the SFDA for approval. Our pharmaceutical products are approved by the SFDA and are being sold both as prescription and over-the-counter medicines.

New Medicine. If a medicine is approved by the SFDA as a new medicine, the SFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period which shall be calculated starting from the day of approval for manufacturing that new medicine and may not exceed five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the SFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. For new medicines approved prior to September 2002, the monitoring period could be longer than five years. As a result of these regulations, the holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

Provisional National Production Standard. In connection with the SFDA’s approval of a new medicine, the SFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which the SFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the SFDA to convert the provisional standard to a final standard. Upon approval, the SFDA will publish the final standard for the production of this medicine. In practice, the approval for conversion to a final standard is a time-consuming process. However, during the SFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

Transitional Period. Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the SFDA grants a final standard for a new medicine after the expiration of the provisional standard, the SFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing SFDA Regulation. Pharmaceutical manufacturers in China are subject to continuing regulation by the SFDA. If the labeling or manufacturing process of an approved medicine is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the SFDA. A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the SFDA to determine compliance with regulatory requirements. The SFDA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, the imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the SFDA’s relevant provincial branch. This permit is valid for five years and is renewable upon its expiration. Each of our manufacturing facilities has a pharmaceutical manufacturing permit. We do not anticipate any difficulty in renewing our pharmaceutical manufacturing permits upon expiration.

Good Manufacturing Practice. A pharmaceutical manufacturer must meet GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. We have obtained a GMP certificate for all of our production facilities covering all of the products that we produce.

Pharmaceutical Distribution. A distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local SFDA branches. The distribution permit is granted if the relevant SFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment. A pharmaceutical distribution permit is valid for five years.

Restrictions on Foreign Ownership of Pharmaceutical Wholesale and Retail Businesses in China. Chinese regulations on foreign investment currently permit foreign companies to establish or invest in wholly foreign-owned companies or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. For retail sales, these regulations restrict the number and size of retail pharmacy outlets that a foreign investor may establish. Retail pharmacy chains with more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers are limited to less than 50.0% foreign ownership unless the outlets are owned by a third party and operated under a foreign franchise.

Good Supply Practice Standards. The SFDA applies Good Supply Practice standards, or GSP standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year.

Price Controls. The retail prices of prescription and over-the-counter medicines that are included in the national medicine catalog are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings. The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine. From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control. Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards. The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list. For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province. Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated. For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

Tendering Requirement for Hospital Purchases of Medicines. Provincial and municipal government agencies such as provincial or municipal health departments also operate a mandatory tendering process for purchases by state-owned hospitals of a medicine included in provincial medicine catalogs. These government agencies organize a tendering process once every year in their province or city and typically invite manufacturers of provincial catalog medicines that are on the hospitals’ formularies and are in demand by these hospitals to participate in the tendering process. A government-approved committee consisting of physicians, experts and officials is delegated by these government agencies the power to review bids and select one or more medicines for the treatment of a particular medical condition. The selection is based on a number of factors, including bid price, quality and manufacturer’s reputation and service. The bidding price of a winning medicine will become the price required for purchases of that medicine by all state-owned hospitals in that province or city. The tendering requirement was first introduced in 2001 and has since been implemented across China. We understand that the level of present implementation of the tendering requirement varies among different provinces in China.

Reimbursement under the National Medical Insurance Program. As of the end of 2006, approximately 157.4 million people were enrolled into the National Medical Insurance Program. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80 to 90% of the cost of a Tier 2 medicine. Although it is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. The total amount of reimbursement for the cost of prescription and over-the-counter medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant’s individual account. The amount in a participant’s account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

Regulation Relating to the Nutraceutical Industry

Some nutraceuticals produced in China can be labeled as health food, which means the product is aimed at a specific group of people and is able to adjust bodily function but is not aimed at curing disease. Health foods are required to be approved by the SFDA and are subject to its regulation. We currently have only one product approved as a health food by the SFDA.

Registration of Health Products

The approval of nutraceuticals as health products requires (i) an applicant to perform product research prior to submitting an application for registration of health food; (ii) an applicant to submit the sample and relevant product research materials to the examination institute appointed by the SFDA for required trial and examination; and (iii) the issuance of a report by the examination institute.

Provincial food and drug authorities review the product research materials and sample and, if found satisfactory, the food and drug authorities at the provincial level conduct site inspections and sample examinations and thereafter submit their opinion along with the application materials to the SFDA, and in the meantime, send inspection notice together with the sample to be examined to the appointed examination institute. The examination institute conducts examinations and inspections and submits its report to the SFDA. If all the regulatory requirements are satisfied, the SFDA will grant an Approval Certificate of Homemade Health Food to the applicant. The Approval Certificate of Health Food is effective for a period of five years.

Any changes to the items stated in the Approval Certificate of Health Food as well as its appendices must be approved by the SFDA. However, pursuant to the Administration Rules for Registration of Health Food (Trial), the product name, raw materials, manufacturing process, usage methods and other items stated in the Approval Certificate of Health Food, which may affect the safety and function of the health food, shall not be alternated.

In the case of transfer of technology of the registered health products to be manufactured in PRC, the transferee shall apply for new approval certificate of homemade health food in accordance with the relevant provisions of the Administration Rules for Registration of Health Food (Trial).

Permits and Licenses for manufacturing of Health Foods

Those enterprises engaging in manufacturing and operation of health food business must also comply with the PRC Food Hygiene Law and the Administration Rules of Food Hygiene Permit. Under the PRC Food Hygiene Law, enterprises engaging in manufacturing and operation of food products in PRC are required to obtain Hygiene Permit from the relevant PRC hygiene administrative authorities. In order to manufacture health food in the PRC, the manufacturing enterprise shall apply to the hygiene administration authorities at the provincial level for approval. If it is qualified, the hygiene administrative authorities at the provincial level will issue a Hygiene Permit with the approved health food specified. Each Hygiene Permit issued to a food manufacturing enterprise is effective for a period of four years. The enterprise is required to apply for renewal of such permit within sixty days prior to its expiry.

Manufacturing enterprise of health food shall organize its manufacture in accordance with the approval and shall not change the ingredient, manufacturing process, quality standard, name of the products, label, illustration and so on. The manufacturing procedures and conditions shall be in compliance with hygiene requirements that are applicable to the food manufacturing enterprise.

Compliance with GMP

Pursuant to the Notice of Circulating the Examination Methods and Assessment Guidelines of Good Manufacturing Practices of Health Food promulgated by the MOH, the Hygiene Permit shall only be issued to those enterprises in compliance with the GMP upon examination of the hygiene administrative authorities at the provincial level. For those enterprises failing to meet the GMP, the Hygiene Permit will be revoked.

Label of Health Food

The Regulation for Label of Health Food as promulgated by the MOH provides for requirements of the label of health food. According to this regulation, the name, function, functional ingredient, applicable scope and file number of approval of the health food labeled shall be consistent with those corresponding items stated in the Approval Certificate of Health Food issued by the hygiene administrative authorities at the provincial level.

Other Regulations

In addition to the regulations relating to pharmaceutical industry in China, our operating subsidiaries are also subject to the regulations applicable to a foreign invested enterprise, or FIE, in China.

Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by State Administration of Foreign Exchange, or the SAFE, and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies other than FIEs must convert foreign currency payments they receive from abroad into Renminbi. On the other hand, FIEs may retain foreign exchange in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

Dividend Distribution. The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended;

•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;

•	Sino-Foreign Equity Joint Venture Enterprise Law (1979), as amended;

•	Sino-Foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended; and

•	Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

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

Our top five products, which comprise Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, Cease Enuresis Soft Gel, or CE Gel, Jinji Capsule, Jinji Yimucao and Soybean Peptide Tablets, constituted approximately 81.1% of our total revenues in fiscal 2007 and 79.7% of our total revenues in fiscal 2006. We expect that these five products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The Company has entered into Employment Agreements with these individuals. We will need to hire additional personnel as we expand our commercial activities. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede these objectives.

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

In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the PRC, to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

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

As a public company, we are required to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements resulted in increased costs for fiscal 2007 and will continue to require additional management resources. We upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

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

Our wholly owned subsidiaries, Three Happiness, HSPL, GLP, HQPL, CCXA and BOKE are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Our officers, directors and holders of more than five percent of our outstanding shares of common stock, together control approximately 46.0% of the voting power of our stock, of which approximately 43.4% is controlled by Tony Liu, our Chairman and Chief Executive Officer. In particular, Mr. Liu owns 1,000,000 shares of Series A preferred stock, which shares by their terms have aggregate voting power equal to 25.0% of the combined voting power of our common and preferred stock. Moreover, this voting power cannot be diluted or reduced by the issuance of additional shares of common stock, meaning that the holder or holders of our Series A preferred stock will always possess 25.0% of the aggregate voting power of our common and preferred stock. As a result, Mr. Liu, or these stockholders acting together, will be able to exert a significant degree of influence over our management and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of our officers, directors and principal stockholders may not always coincide with our interests or the interests of other stockholders and, accordingly, these control persons could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Description of Property

According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Our facilities were located at each of our operating subsidiaries summarized as follow:

Subsidiary	Facilities	Size of land	Lease Term Expires
Three Happiness	GMP Manufacturing, warehouse and office	220,000 sq. feet	2055
HSPL	GMP Manufacturing, warehouse and office	490,000 sq. feet	2055
GLP	GMP Manufacturing, warehouse and office	1,485,000 sq. feet	2050
CCXA	GMP Manufacturing, warehouse and office	172,224 sq. feet	2052
BOKE	GMP Manufacturing, warehouse and office	280,833 sq. feet	2052

We also own 2,450 square feet of offices in central Hong Kong. In addition to the above, we lease 28 sales representative offices throughout China and we lease offices in Shenzhen and New York. All leases are for a term of one year and are renewable. We currently do not have any intention to make large scale improvements or developments with respect to these properties.

ITEM 3. Legal Proceedings

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

On December 3, 2007 the Company held its second annual meeting of stockholders. There were two proposals presented to the stockholders at the meeting.

Proposal 1 was the election of the following nine directors to serve for a one year term or until their respective successors have been duly elected and qualified.

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Tony Liu	59,670,769	0	1,692,749
Jun Min	59,273,468	0	2,090,050
Yanchun Li	57,959,728	0	3,403,790
Binsheng Li	59,274,497	0	2,089,021
Cosimo Patti	61,169,393	0	194,124
Xianmin Wang	59,851,213	0	1,512,305
Eileen Brody	61,161,518	0	202,000
Lawrence S. Wizel	61,160,318	0	203,199
Baiqing Zhang	61,157,123	0	206,395

Proposal 2 was the ratification of the appointment of Weinberg & Company, P.A. as the Company’s independent auditor for the 2008 fiscal year. There were 44,567,854 votes FOR, 401,989 votes AGAINST and 182,695 votes ABSTAINED.

PART II

ITEM 5. Market For Common Equity and Related Stockholder Matters

Our common stock has been listed for trading on the New York Stock Exchange, or NYSE, under the ticker symbol “AOB” since December 18, 2006. From February 13, 2002 to July 17, 2005, our common stock was quoted on the Over the Counter Bulletin Board, or OTCBB, under the symbol “AOBO.OB.” On July 18, 2005 and November 11, 2005, our common stock commenced trading on the American Stock Exchange, or AMEX, and Archipelago Exchange, or ArcaEx, respectively, under the ticker symbol “AOB.” On December 18, 2006, we voluntary elected to delist our common stock from AMEX and ArcaEx when our common stock commenced trading on the NYSE.

The following table shows by each fiscal quarter and partial period, where applicable (i) the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2005 to July 17, 2005, (ii) the closing sale prices by AMEX from July 18, 2005 to December 18, 2006, and (iii) the closing sale prices by the NYSE from December 18, 2006 to February 29, 2008. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High	Low
2005	First Quarter	$1.530	$1.280
	Second Quarter	$1.780	$1.080
	Third Quarter (July 1 – July 17)	$1.960	$1.720
	Third Quarter (July 18 – September 30)	$5.650	$1.850
	Fourth Quarter	$7.340	$4.150

2006	First Quarter	$5.750	$4.410
	Second Quarter	$6.210	$4.580
	Third Quarter	$6.080	$4.600
	Fourth Quarter (October 1- December 17)	$12.810	$5.880
	Fourth Quarter (December 17- December 31)	$11.980	$10.880

2007	First Quarter	$13.900	$8.520
	Second Quarter	$11.530	$8.390
	Third Quarter	$11.590	$7.110
	Fourth Quarter	$13.790	$10.550

2008	First Quarter (January 1 – February 29)	$10.790	$8.870

Stockholders and Dividends

As of February 29, 2008, there were approximately 650 record holders of our common stock. We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	974,500	$10.03	5,000,000
Equity compensation plans not approved by security holders(1)	-0-	-0-	-0-

Total	974,500	$10.03	-0-

(1)	Includes shares issuable pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders.

Stock Price Performance Graph

The following chart compares the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the New York Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations):

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG AMERICAN ORIENTAL BIOENGINEERING, INC.,

NEW YORK STOCK EXCHANGE INDEX AND SIC CODE INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
American Oriental Bioenginrg	100.00	1403.85	596.15	1696.15	4488.46	4261.54
Pharmaceutical Preparations	100.00	120.15	118.94	126.46	141.46	143.37
NYSE Market Index	100.00	129.55	146.29	158.37	185.55	195.46

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Equity Repurchases

None.

Issuance of Unregistered Shares

On January 3, 2007, the Company issued 48,379 shares of restricted common stock to three of its independent directors. The shares issued were part of the total compensation for their services rendered in fiscal year 2006.

On August 31, 2007, the Company issued 20,000 shares of restricted common stock to a consulting firm for financial services rendered and to be rendered in 2007.

The issuance of the foregoing shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

For the year ended December 31, 2007, the Company recorded general and administrative expenses of $285,333 for stock compensation in connection with the services rendered by the Company’s independent directors. A total of 26,580 shares of common stock are issuable to independent directors as of December 31, 2007. Common stock is expected to be issued at the beginning of 2008 pursuant to the service agreements with the Company’s independent directors.

ITEM 6. Selected Financial Data

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The selected financial information for each of the three fiscal years ended December 31, 2007, 2006 and 2005 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The selected financial information for each of the two fiscal years ended December 31, 2004 and 2003 has been derived from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and 2003 not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

The selected financial information for the fiscal year ended December 31, 2007 reflects the acquisition of CCXA on September 6, 2007 and the acquisition of Boke on October 18, 2007. The selected financial information for the fiscal year ended December 31, 2006 reflects the acquisition of the GLP effective in May 2006 and the acquisition of HQPL effective in July 2006. The selected financial information for the fiscal year ended December 31, 2004 reflects the acquisition of HSPL effective in September 2004.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:

REVENUES	$160,482,383	$110,182,092	$54,732,557	$31,966,927	$20,862,709
COST OF GOODS SOLD	49,364,486	38,318,223	20,524,201	11,775,366	7,883,428

GROSS PROFIT	111,117,897	71,863,869	34,208,356	20,191,561	12,979,281
Selling and marketing	20,669,303	8,876,829	3,216,545	2,387,805	1,582,190
Advertising	22,865,903	15,174,125	5,238,186	2,926,629	2,687,688
General and administrative	13,365,156	10,446,740	7,076,139	4,582,388	2,808,334
Depreciation and amortization	1,989,425	988,488	337,537	250,001	203,458

INCOME FROM OPERATIONS	52,228,110	36,377,687	18,339,949	10,044,738	5,697,611
Interest Income (Expense), Net	617,524	574,172	(505,822)	(100,765)	(63,407)
Other Income (Expense), Net	(501,354)	(333,798)	(6,876)	44,035	106,278

INCOME BEFORE INCOME TAXES	52,344,280	36,618,061	17,827,251	9,988,008	5,740,482
Income Taxes	9,053,399	7,416,915	4,400,870	2,216,626	1,138,636

NET INCOME	$43,290,881	$29,201,146	$13,426,381	$7,771,382	$4,601,846

NET INCOME PER SHARE
BASIC	$0.62	$0.47	$0.31	$0.23	$0.15
DILUTED	$0.61	$0.46	$0.31	$0.23	$0.15
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	69,870,775	62,679,996	43,827,725	33,595,685	31,062,573
DILUTED	71,364,244	62,913,961	43,840,463	33,953,507	31,296,193

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$166,410,075	$87,784,419	$57,532,049	$11,404,149	$5,366,857
Working capital	180,411,538	92,252,071	66,813,509	14,700,456	10,638,558
Total assets	353,714,896	185,273,946	99,422,239	42,836,624	21,672,616
Total debt (including current maturities of debt)	9,927,270	10,681,493	3,717,380	5,060,241	1,445,783
Stockholders’ equity	$313,083,090	$156,177,242	$90,604,546	$33,037,820	$18,510,462

	Year Ended December 31
	2007	2006	2005	2004	2003
Cash Flow Data:
Net cash provided by operating activities	$45,099,379	$29,093,464	$11,402,350	$8,236,258	$2,719,666
Net cash used in investing activities	(69,845,702)	(26,386,564)	(5,861,945)	(8,961,529)	(201,761)
Net cash provided by financing activities	$96,833,706	$26,158,514	$39,663,836	$6,762,563	$32,229

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

At December 31, 2007, the Company provided a $302,270 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at December 31, 2007 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2007, the Company provided an allowance against its inventories amounting to $237,427 Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe we will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
REVENUES	$160,482,383	$110,182,092	100%	100%
COST OF GOODS SOLD	49,364,486	38,318,223	30.76	34.78

GROSS PROFIT	111,117,897	71,863,869	69.24	65.22
Selling and marketing	20,669,303	8,876,829	12.88	8.06
Advertising	22,865,903	15,174,125	14.25	13.77
General and administrative	13,365,156	10,446,740	8.33	9.48
Depreciation and amortization	1,989,425	988,488	1.24	0.90

Total operating expenses	58,889,787	35,486,182	36.70	32.21

INCOME FROM OPERATIONS	52,228,110	36,377,687	32.54	33.02
Interest income (expense), net	617,524	574,172	0.38	0.52
Other income (expense), net	(501,354)	(333,798)	(0.31)	(0.30)

INCOME BEFORE INCOME TAXES	52,344,280	36,618,061	32.62	33.23
Income taxes	9,053,399	7,416,915	5.64	6.73

NET INCOME	$43,290,881	$29,201,146	26.98%	26.50%

NET INCOME PER SHARE
BASIC	$0.62	$0.47

DILUTED	$0.61	$0.46

Revenues

Revenues for the year ended December 31, 2007 were $160,482,383, an increase of $50,300,291 over revenues for the year ended December 31, 2006. Revenues by product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
Product	2007	2006	(Decrease)	(Decrease)
Pharmceutical products	$127,823,297	$79,367,161	$48,456,136	61%
Nutraceutical products	32,659,086	30,814,931	1,844,155	6%

TOTAL	$160,482,383	$110,182,092	$50,300,291	46%

Sales of our pharmaceutical products increased by $48,456,136, or 61%, as compared to the year of 2006 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $45,385,970 in 2006 to $59,015,481 in 2007, or 30% increase. This is primarily due to the increase in sales of our Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel supported by our continuous marketing efforts, increasing brand recognition and effective pricing strategy as well as expanding coverage to the previously unaddressed rural market;

•

The sales of our OTC pharmaceutical products increased from $33,981,191 to $68,807,816, or 102% increase. This was attributable to the increase in sales of our Jinji series and Jinji Yimucao product that was launched early 2007 as a result of improved recognition of our new product supported by our marketing campaigns. Our Jini Yimucao product contributed $11,290,257 to our revenue in 2007; and

•	Our newly acquired CCXA and Boke have contributed $5,402,877 and $3,246,125 to our revenue for the year ended December 31, 2007, respectively. CCXA and Boke were not our subsidiaries last year.

Sales from our nutraceutical products increased from $30,814,931 in the year of 2006 to $32,659,086 in the year of 2007, representing a growth of 6% and it is primarily due to the following factors:

•

Sales of our Protein Peptide series of products increased by 15%, from $27,356,572 in 2006 to $31,560,609 in 2007. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network; and

•

However, the increase of our nutraceutical product sales were offset by the decrease in the sales of our Compound Bio-functional beverage series from $1,693,752 in the year of 2006 to $583,830 in the year of 2007 and our Vitamate nutritional oral liquid product from $1,743,513 in 2006 to $514,647 during 2007. These products are our old products and they are at the end of their product life cycle. We reduced our marketing efforts on promoting those products during the year.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $49,364,486 for the year ended December 31, 2007, compared to $38,318,223 for the year ended December 31, 2006. Expressed as a percentage of revenues, cost of goods sold was 30.76% for the year ended December 31, 2007, compared to 34.78% for the year ended December 31, 2006. The reduction in cost of goods sold as a percentage of revenues reflected a continued focus on operating cost management, sourcing efficiencies and operation efficiencies.

Cost of goods sold for the years ended December 31, 2007 and 2006 by product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
Product	2007	2006	(Decrease)	(Decrease)
Pharmaceutical products	$37,089,204	$26,913,846	$10,175,358	38%
Nutraceutical products	12,275,282	11,404,377	870,905	8%

TOTAL	$49,364,486	$38,318,223	$11,046,263	29%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 38% and 8%, respectively, in the year ended December 31, 2007 compared to the year ended December 31, 2006. These increases are attributed to our increase in sales.

Gross profit increased by $39,254,028, or 55%, for the year ended December 31, 2007 over the year ended December 31, 2006. This increase reflected higher net sales, improved margins and operating efficiencies generally across our pharmaceutical and nutraceutical businesses.

Gross profit as a percentage of net revenues increased from 65.22% in the prior year to 69.24% in the year of 2007 due to the reductions in cost of goods sold as a percentage of revenues discussed above and improved operational efficiency.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $8,876,829 in the year ended December 31, 2006 to $20,669,303 in the year ended December 31, 2007, representing a 133% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
Promotional materials and fees	$7,249,854	$2,048,710	$5,201,144	254%
Payroll	3,866,200	1,856,743	2,009,457	108%
Shipping	2,796,100	1,923,384	872,716	45%
Offices supplies	553,844	704,657	(150,813)	(21)%
AOBO Hong Kong marketing	90,141	176,079	(85,938)	(49)%
Other	6,113,164	2,167,256	3,945,908	182%

TOTAL	$20,669,303	$8,876,829	$11,792,474	133%

Our increase in selling and marketing expenses in the year ended December 31, 2007 compared to the year of 2006 was primarily due to the following factors:

•

Our promotional materials and fees increased by 254% in 2007 as compared to 2006. This was due primarily to our increased promotional activities to support the sales of our Jinji series and Jinji Yimucao product in 2007; the increase was also due to additional pharmacies and stores decoration as a new marketing initiative launched by the Company in 2007 to help establish and enforce relationships with retailers by providing decorative posters and print ads for store windows;

•	Our payroll expenses increased $2,009,457, or 108% in 2007 as compared to 2006. This was a result of our increased average salaries and increase in number of sales and marketing employees;

•	Shipping expenses increased by 45% in 2007. This increase resulted primarily from the growth of our sales and the increase of fuel price;

•	Selling and marketing expenses in our Hong Kong branch decreased during 2007 as we integrated our showroom from our specialty store to our administrative office. We now focus on sales to chain stores;

•

Other expenses increased by $3,945,908 in 2007 compared to 2006, primarily due to increases in traveling expenses, business expenses and sales conference fee by $1,120,602, $1,013,026 and $1,649,108, respectively. This reflects increased spending in marketing communications to increase market awareness of our brand and products. More sales conferences in more cities were held in 2007 compared to 2006; and

•	Our newly acquired subsidiaries CCXA and Boke also incurred $216,491 and $910,782 in selling and marketing expenses in 2007 respectively.

Advertising

Advertising expenses increased by $7,691,778, from $15,174,125 in 2006 to $22,865,903 in 2007. The increase in advertising expenses resulted from an increase in promotional efforts in 2007 to promote the Company’s Shuanghuanglian Injection powder and Cease Enuresis Soft Gel and media advertisement in Protein Peptide product series as well as our UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the year of 2007 compared to the year of 2006. GLP incurred $12,933,727 in advertising expenses during the year of 2007, which accounts for 57% of the total advertising expenses. CCXA, our newly acquired subsidiary, also incurred $380,501 in advertising expenses during 2007.

General and Administrative

General and administrative expenses increased from $10,446,740 in 2006 to $13,632,145 in 2007, or a 30% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
Payroll	$2,152,039	$1,618,032	$534,007	33%
Professional fees	1,395,826	2,177,874	(782,048)	(36)%
Directors’ remuneration	865,344	526,167	339,177	64%
Research	870,219	742,705	127,514	17%
Stock compensation – directors	596,175	225,644	370,531	164%
Office supplies	492,884	691,370	(198,486)	(29)%
Stock compensation – consultants	394,100	596,885	(202,785)	(34)%
Business entertainment	348,265	361,940	(13,675)	(4)%
Office rental	321,735	317,828	3,907	1%
Utilities	208,314	226,361	(18,047)	(8)%
Vehicles	207,149	223,446	(16,297)	(7)%
Transportation	77,167	51,619	25,548	49%
Provision for bad debts	76,322	(234,772)	311,094	133%
Miscellaneous	5,359,617	2,921,641	2,437,976	83%

TOTAL	$13,365,156	$10,446,740	$2,918,416	28%

Our increase in general and administrative expenses in the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to the following factors:

•	Payroll expenses increased by $534,007, or 33% compared with 2006, as a result of increase of average salary as well as increase in the number of new employees;

•

Professional fees for 2007 decreased by $782,048, or 36% as compared to 2006 as a result of a decrease in our use of legal and accounting services in connection with the listing of our stock on the New York Stock Exchange, such additional services were not used during 2007;

•

Directors’ remuneration and stock compensation increased by $339,177 and $370,531, or 64% and 164% respectively, as compared to 2006. This was a result of accrued performance bonus during 2007 and new stock options granted in April 2007;

•	Research expenses increased by 17% compared to 2006, reflecting the devotion of additional resources to research on our existing and new product development;

•

Expenses for office supplies decreased by $198,486, or 29% compared to 2006, This was a result of increased cost control on general and administrative activities as well as reallocation of some administrative functions in 2007;

•

The Company made specific provision for bad debts based on the age of its accounts receivable. We have been implementing a tight credit control policy and making consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries. The company increased $311,094 provision for bad debts during 2007 based on the aging analysis;

•

Miscellaneous expenses increased by $2,437,976, or 83% in 2007 compared to 2006. This increase was due to increases in sales tax, trip and traveling and insurance cost of $778,592, $408,245 and $408,921, respectively; and

•	Our newly acquired subsidiaries CCXA and Boke also incurred $334,058 and $311,613 in general and administrative expenses in 2007.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1,000,937, or 101%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was mainly due to the integration of GLP with the net book value of $9,661,731 in fixed assets and $24,702,995 in intangible assets from May 2006; the integration of CCXA with the net book value of $9,051,130 in fixed assets and $16,524,939 in intangible assets from September 2007; and the integration of Boke with the net book value of $4,018,429 in fixed assets and $22,214,455 in intangible assets from October 2007. The depreciation and amortization expenses at GLP, CCXA and Boke amounted to $691,056, $123,166 and $491,981during 2007, respectively.

Interest Income (Expense), Net

Net interest income was $617,524 for the year ended December 31, 2007, compared to net interest income of $574,172 for the year ended December 31, 2006. This was because of the cash proceeds received from our public offering in 2007 as well as the proceeds from the exercise of warrants during 2007. There were no significant fluctuations in interest expense incurred by us.

Other Income (Expense), Net

Other income (expenses), net, was a net expense of $501,354 for the year ended December 31, 2007, compared to a net expense of $333,798 for the year ended December 31, 2006. This was resulted primarily from the exchange loss of $680,311 offset by some government subsidy of $102,669 in GLP during 2007.

Income Taxes

Income tax expense for the year ended December 31, 2007 was $9,053,399 as compared to $7,416,915 for the year ended December 31, 2006. The increase was due to the increase in pre-tax income of Three Happiness and HSPL as well as the integration of CCXA and Boke. The Company’s effective tax rate for the year was 17.4%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness and Boke and 33% of pre-tax income for HSPL and CCXA under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
REVENUES	$110,182,092	$54,732,557	100%	100%
COST OF GOODS SOLD	38,318,223	20,524,201	34.78	37.50

GROSS PROFIT	71,863,869	34,208,356	65.22	62.50
Selling and marketing	8,876,829	3,216,545	8.06	5.88
Advertising	15,174,125	5,238,186	13.77	9.57
General and administrative	10,446,740	7,076,139	9.48	12.93
Depreciation and amortization	988,488	337,537	0.90	0.62

Total operating expenses	35,486,182	15,868,407	32.21	28.99

INCOME FROM OPERATIONS	36,377,687	18,339,949	33.02	33.51
Interest income (expense), net	574,172	(505,822)	0.52	0.92
Other income (expense), net	(333,798)	(6,876)	0.30	0.01

INCOME BEFORE INCOME TAXES	36,618,061	17,827,251	33.23	32.57
Income taxes	(7,416,915)	(4,400,870)	6.73	8.04

NET INCOME	$29,201,146	$13,426,381	26.50%	24.53%

NET INCOME PER SHARE
BASIC	$0.47	$0.31

DILUTED	$0.46	$0.31

Revenues

Revenues for the year ended 2006 were $110,182,092, an increase of $55,449,535 over revenues for the year ended 2005. Revenues by product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
Product	2006	2005	(Decrease)	(Decrease)
Pharmaceutical products	$79,367,161	$34,184,853	$45,182,308	132%
Nutraceutical products	30,814,931	20,547,704	10,267,227	50%

TOTAL	$110,182,092	$54,732,557	$55,449,535	101%

Sales of our pharmaceutical products increased by $45,182,308, or 132%, as compared to the year of 2005 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $26,361,483 in 2005 to $45,385,970 in 2006, or 72% increase. This is due to the increase in sales of our Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel supported by our continuous marketing efforts, increasing brand recognition and effective pricing strategy as well as expanding coverage to the previously unaddressed rural market; and

•

The sales of our OTC pharmaceutical products increased from $7,823,371 in 2005 to $33,981,191 in 2006, or 334% increase. This was mainly attributable to the sales of our Jinji series that was acquired from our new subsidiary, GLP in 2006 supported by our marketing campaigns and advertisements.

Sales from our nutraceutical products increased to $30,814,931 in the year of 2006 from $20,547,704 in the year of 2005, representing a growth of 50% and it is primarily due to the following factors:

•

Sales of our Protein Peptide series of products increased by 82%, from $15,061,386 in 2005 to $27,356,572 in 2006. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network; and

•

However, the increase of our nutraceutical product sales were offset by the decrease in the sales of our Compound Bio-functional beverage series from $3,464,313 in the 2005 to $1,693,752 in 2006 and our Vitamate nutritional oral liquid product from $2,022,003 in 2005 to $1,743,513. These products are our old products and they are at the end of their product life cycle. We reduced our marketing efforts during the year.

Cost of Goods Sold and Gross Profit

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

Cost of goods sold for the years ended December 31, 2006 and 2005 by product categories were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2006	2005
Pharmaceutical products	$26,913,846	$13,077,539	$13,836,307	106%
Nutraceutical products	11,404,377	7,446,662	3,957,715	53%

TOTAL	$38,318,223	$20,524,201	$17,794,022	87%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 106% and 53%, respectively, in the year ended December 31, 2006 compared to the year ended December 31, 2005. These increases are attributed to our increase in sales.

Gross profit increased $37,655,513, or 110%, for the year ended December 31, 2006 over the year ended December 31, 2005. This increase reflected higher net sales, improved margins and operating efficiencies generally across our pharmaceutical and nutraceutical businesses.

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

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $3,216,545 in the year ended December 31, 2005 to $8,876,829 in the year of 2006, representing a 176% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Promotional materials and fees	$2,048,710	$504,672	$1,544,038	306%
Shipping	1,923,384	925,982	997,402	108%
Payroll	1,856,743	883,919	972,824	110%
Offices supplies	704,657	483,502	221,155	46%
AOBO Hong Kong marketing	176,079	55,269	120,810	219%
Other	2,167,256	363,201	1,804,055	497%

TOTAL	$8,876,829	$3,216,545	$5,660,284	176%

Our increase in selling and marketing expenses in the year ended December 31, 2006 compared to the year of 2005 was primarily due to the following factors:

•

Our promotional materials and fees increased by 306% in 2006 compared to 2005. This was due primarily to our increased promotional activities to support the sales of our Jinji series and Shuanghuanlian Injection Powder in 2006; This increase also reflects increased spending in marketing communications to increase market awareness of our brand and products. We launched more marketing campaigns in more cities in 2006 compared to 2005;

•	Shipping expenses increased by 108% in 2006. This increase resulted primarily from the growth of our sales;

•	Our payroll expenses increased $972,824, or 110% in 2006 compared to 2005. This was due to an increase in the number of employees and average salaries for people working in marketing and distribution;

•	Office supplies expenses increased by $221,155 or 46% in 2006 compared to 2005 due to our increased administrative activities to support our sales growth;

•

Selling and marketing expenses in our Hong Kong branch increased by 219% during 2006 compared to 2005 due to our increase marketing campaign in Hong Kong market to increase the brand awareness of our product; and

•

Other expenses increased by $1,804,055 in 2006 compared to 2005, primarily due to increases in traveling expenses, business expenses and consulting expenses by $655,905, $454,999 and $264,355, respectively. This was the result of our increased promotional activities and the acquisition of GLP in April 2006.

Advertising

Advertising expenses increased by $9,935,939, from $5,238,186 in 2005 to $15,174,125 in 2006. The increase in advertising expenses resulted from an increase in promotional efforts in 2006 to promote the Company’s Shuanghuanglian Injection powder and Cease Enuresis Soft Gel and media advertisement in Protein Peptide product series as well as our UrinStopper Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the year of 2006 compared to the year of 2005. GLP, our new acquired subsidiary, incurred $5,611,392 in advertising expenses during the year of 2006, which accounts for 37% of the total advertising expenses. GLP was not a subsidiary in the year of 2005.

General and Administrative

General and administrative expenses increased from $7,076,139 in 2005 to $10,446,740 in 2006, or a 48% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2006	2005
Professional fees	$2,177,874	$1,359,319	$818,555	60%
Payroll	1,618,032	897,422	720,610	80%
Research	742,705	537,795	204,910	38%
Office supplies	691,370	177,426	513,944	290%
Stock compensation – consultants	596,885	934,032	(337,147)	(36)%
Directors’ remuneration	526,167	442,000	84,167	19%
Business entertainment	361,940	170,206	191,734	113%
Office rental	317,828	184,570	133,258	72%
Utilities	226,361	175,948	50,413	29%
Stock compensation – directors	225,644	327,509	(101,865)	31%
Vehicles	223,446	192,057	31,389	16%
Transportation	51,619	66,337	(14,718)	(22)%
Provision for bad debts	(234,772)	266,248	(501,020)	(188)%
Provision for obsolete inventories	—	842,112	(842,112)	(100)%
Miscellaneous	2,921,641	503,158	2,418,483	481%

TOTAL	$10,446,740	$7,076,139	$3,370,601	48%

Our increase in general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to the following factors:

•

Professional fees for 2006 increased by $818,555, or 60% as compared to 2005 as a result of an increase in our use of legal and accounting services in connection with the listing of our stock on the New York Stock Exchange and the GLP acquisition;

•	Payroll expenses increased by $720,610, or 80% compared with 2005, as a result of increased number of employees;

•	Research expenses increased by 38% compared to 2005, reflecting the devotion of additional resources to research on our existing and new product development;

•

Directors’ remuneration increased by $84,167, or 19%, as compared to 2005 due to increased number of independent directors during 2006. Stock compensation decreased by 31% because the independent directors’ stock compensation was paid in cash in the second half of 2006 as per the arrangement with the Company;

•

The Company made specific provision for bad debts based on the age of its accounts receivable. We have been implementing a tight credit control policy and making consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries. The Company reversed $234,772 provision for bad debts during 2006 based on the aging analysis; and

•

Miscellaneous expenses increased by $2,418,483, or 481% in 2006 compared to 2005. This increase was mainly due to increases in consulting fee, insurance cost and trip and traveling of $437,600, $410,263 and $273,063, respectively.

Depreciation and Amortization

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

Income Taxes

Income tax expense for the year ended December 31, 2006 was $7,416,915 as compared to $4,400,870 for the year ended December 31, 2005. The increase was due to the increase in pre-tax income of Three Happiness and HSPL. The Company’s effective tax rate for this quarter was 20%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness and 33% of pre-tax income for HSPL under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at December 31, 2007, was $166,410,075, representing an increase of $78,625,656, or 90%, compared with our cash balance of $87,784,419 at December 31, 2006. The increase was mainly attributable to the receipt of proceeds from our secondary offering which amounted to $72,087,383 and net cash provided by operating activities of $45,099,379, net of cash used to acquire our CCXA and Boke subsidiaries of $29,397,657 and $36,475,090, respectively.

Cash Flow

2007 Compared to 2006

Cash flows from operations during 2007 amounted to $45,099,379, representing an increase of approximately 55% compared with cash flows from operations of $29,093,464 in 2006. The increased cash flow was due primarily to the increase of our net income by 48%, to $43,290,881 in the year of 2007, compared with net income of $29,201,146 in the year of 2006. The increased cash flow was also due in part to an increase in other payables and accrued expenses by $2,856,936 during 2007, due primarily to our increased accrual on advertisement. These increases were partly offset by an increase in our accounts receivable of $4,142,308, other current assets of $2,755,757 and advances to suppliers and prepaid expenses of $2,205,730 during 2007, which resulted from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital.

Our cash flows used in investing activities amounted to $69,845,702 in the year ended December 31, 2007. During that period, we paid $29,397,657 for the acquisition of CCXA and $36,475,090 for the acquisition of Boke. We also used $1,507,017 for the purchase of plant and equipment. Compared to 2006, our cash flows used in investing activities increased by $43,459,138, which resulted primarily from the acquisition payments.

Our cash flows from financing activities amounted to $96,833,706 in the year of 2007. We received $72,984,358 from our secondary offering and we repaid $10,750,915 bank loan.

2006 Compared to 2005

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

Working Capital

Our working capital increased by $88,159,467 to $180,411,538, at December 31, 2007, as compared to $92,252,071 at December 31, 2006, primarily due to our increase in cash of $3,236,290, Accounts receivable of $5,353,562, other current assets of 4,344,923 and inventories of $1,580,220, and partly offset by an increase of $3,236,290 in other payables and accrued expenses and an increase of $923,660 in current portion of long-term bank loan. The increases in other receivable were primarily due to our increased production capacity and volume of sales. The increase of inventory was because the Company usually maintained higher inventory level at the beginning of its last fiscal quarter and acquired more raw materials prior to the winter season. Included in December 31, 2007 inventories were also $715,481 and $943,317 from CCXA and BOKE, our new subsidiaries acquired in 2007. The increase in current portion of long-term bank loan was due to a new mortgage loan obtained during 2006 as well as the integration of CCXA.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of December 31, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Contractual and Other Obligations

The following table summarizes certain of the Company’s aggregate contractual obligations at December 31, 2007, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business. There was no off-Balance Sheet arrangements as of December 31, 2007.

	2008	2009-2010	2011 -2012	Thereafter	Total
Short term bank loan	$6,289,222	$—	$—	$—	$6,289,222
Long term bank loan	2,374,565	509,181	116,707	637,595	3,638,048
Notes payable	72,254	286,365	—	—	358,619
Purchase commitments	1,174,753	—	—	—	1,174,753
Operating leases	226,253	77,606	—	—	303,859
Capital commitments	220,032	—	—	—	220,032

Total	$10,357,079	$873,152	$116,707	$637,595	$11,984,533

Purchase commitments — represents the Company’s legally binding advertising contracts and agreements to purchase fixed or minimum quantities of goods at determinable prices.

Operating leases — represents the minimum lease rental payments under non-cancelable leases for the Company’s real estate.

Capital commitment — represents the Company’s legally binding agreements for fixed or minimum cost to construct manufacturing facilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Issuance of Common Stock

The Company has sold 8,000,000 shares of the Company’s common stock at $8.50 per share on June 28, 2007 through a follow-on public offering. On July 3, 2007, the underwriters of the Company’s follow-on public offering exercised their option in full to purchase an additional 1,275,000 shares of the Company’s common stock to cover over-allotments. In total, including the over-allotment shares, the Company has sold 9,275,000 shares of the Company’s common stock at $8.50 per share. A registration statement relating to these securities has been filed with the Securities and Exchange Commission and was declared effective on June 27, 2007.

The Company also issued 4,318,920 shares of the Company’s common stock upon the exercise of warrants during December 31, 2007.

See PART II Item 5 for issuance of unregistered common stock during the year ended 2007.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses in 2007 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.5658 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $11,888,914. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page to this report.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None

ITEM 9 A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

AOBO maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOBO under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to AOBO’s management, including its Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOBO’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

(b) Management’s Report on Internal Control over Financial Reporting

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

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, AOBO’s internal controls over financial reporting.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). The scope of the assessment on internal control over financial reporting did not include controls at all consolidated entities. The management excluded from its assessment the internal control over financial reporting at Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”), which was acquired September 5, 2007, and Guangxi Boke Pharmaceutical Limited (“Boke”), which was acquired October 18, 2007, and whose combined financial statements constitute 16% and 17% of net and total assets, respectively, and 5% of revenues and 3% of net income of the consolidated financial statements as of and for the year ended December 31, 2007. There were no material changes to our internal control over financial reporting due to the above acquisitions.

Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Weinberg & Company, P.A., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as stated in their report which is included in this Annual Report.

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

The following persons are the directors and executive officers of our company:

Name	Age	Position	Date Of Initial Appointment
Tony Liu	55	Chief Executive Officer and Chairman of the Board	December 18, 2001
Jun Min	49	Director and Vice President	May 8, 2002
Yanchun Li	39	Director, Chief Financial Officer and Chief Operations Officer	May 8, 2002
Binsheng Li	44	Director and Chief Accounting Officer	May 8, 2002
Cosimo J. Patti (1)(2)(3)	58	Independent Director	September 27, 2004
Xianmin Wang (1)(2)(3)	65	Independent Director	January 1, 2005
Eileen Brody (1)(2)(3)	46	Independent Director	June 22, 2005
Lawrence S. Wizel (1)(2)(3)	64	Independent Director	August 21, 2006
Baiqing Zhang (3)	55	Independent Director	December 15, 2006

(1)	Serves as a member of the Audit Committee.
(2)	Serves as a member of the Compensation Committee.
(3)	Serves as a member of the Nominating Committee.

Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Tony Liu is one of our founders and has served as our Chief Executive Officer and the Chairman of our Board of Directors since 1994. He served in the People’s Liberation Army for over 19 years and after that Mr. Liu began working for the government in the Heilongjiang province in northeastern China. In addition to serving as a representative to the National People’s Congress in China, Mr. Liu has witnessed and participated in the massive macro economic changes in China during his many years in the Chinese business community. He has more than ten years of experience in managing pharmaceutical companies. Mr. Liu was named the Outstanding Chinese Entrepreneur of the World and he is currently the Vice Chairman of the International Chinese Entrepreneur Association. In 2004, Mr. Liu received an EMBA degree from Tsinghua University.

Jun Min is one of our founders and has served as our Vice President and as a member of our Board of Directors since 2002. Mr. Min worked as Senior Executive Officer of the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Harbin Three-Happiness Bioengineering, Co. Ltd. from 1993 until Three Happiness was acquired by us in May 2002. He has over 20 years of experience in operations management and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min received a business management degree from Harbin Broadcast & TV University in 1986.

Yanchun Li is one of our founders and has served as our Chief Financial Officer, Chief Operating Officer, Secretary and as a member of our Board of Directors since 2003. Ms. Li has an extensive history in Chinese business operations. Before joining us, Ms. Li worked for China Ruida Food Limited Company and successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined Harbin Three Happiness in 1994 as the manager of marketing and sales. She led a sales team of approximately two hundred people and launched a series of marketing campaigns to promote Three Happiness functional drinks all over China. The Three Happiness brand was later awarded the “Top Ten Well-known Brands in China”. Ms. Li is in charge of the Company’s operations, marketing and financial activities. Ms. Li has 13 years of experience and has creative ideas in marketing consumer, pharmaceutical and nutraceutical products.

Binsheng Li is one of our founders and has served as our Chief Accounting Officer and as a member of our Board of Directors since 2002. Mr. Li began his career at Harbin Three-Happiness Bioengineering Co. in 1994 in the accounting department. Mr. Li is in charge of all financial management and accounting work for the Company. Mr. Li graduated from Dalian University in 1986 with a major in Finance and Economics.

Cosimo J. Patti has served on our Board of Directors since 2004. Before joining us, Mr. Patti was an arbitrator for the National Association of Securities Dealers and the New York Stock Exchange for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Mr. Patti received his Psychology degree from Brooklyn College in 1970.

Xianmin Wang has served on our Board of Directors since 2005. He was the Vice Governor of Heilongjiang Province from 1998 to 2001, where he was in charge of Financial and Economic affairs. Mr. Wang was Secretary of Daqing Municipal Party Committee from 1996 to 1998, and Vice Secretary of Harbin Municipal Party Committee from 1991 to 1992. Mr. Wang received a post graduate degree in Philosophy from Renmin University of China in 1964. He also holds a bachelor’s degree in Economics from Northeast Forest University.

Eileen Brody has served on our Board of Directors since 2005. Since August 2005, Ms. Brody has been President of Dawson-Forte Cashmere, an apparel trading company. From 1997 to 2004, she was Vice President of Merchandising and Planning for Carter’s Retail division of The William Carter Company. From 1992 to 1997, she held various management positions for Melville Corporation, a multi-billion dollar retailer. From 1983 to 1990, Ms. Brody worked for KPMG Peat Marwick as a Senior Manager. While at KPMG, she was responsible for audit services for a diverse clientele of large and small public companies and provided due diligence services on a wide variety of acquisitions. Ms. Brody is a Certified Public Accountant. She received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business.

Lawrence S. Wizel has served on our Board of Directors since 2006. Prior to joining our Board of Directors, he served as Deputy Professional Practice Director at Deloitte Touche USA LLP, or Deloitte, in Deloitte’s New York office. Mr. Wizel began his career at Deloitte in 1965 and was a partner from 1980 until he retired in June 2006. Mr. Wizel was responsible for serving a diverse client base of publicly held and private companies in a variety of capacities including, SEC Commission filings, initial public offerings, mergers and acquisition transactions and periodic reporting. He received his BS in 1965 in accounting from Michigan State University and is a Certified Public Accountant.

Baiqing Zhang has served on our Board of Directors since 2006. Mr. Zhang brings to us two decades of experience in the Chinese government’s regulatory and supervisory divisions. From 1998 until Mr. Zhang retired in 2005, Mr. Zhang served as Director of the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission, or CSRC, where he managed and imposed regulatory compliance for all Heilongjiang-based securities issuances, as well as supervised securities trading, investment funds and legal affairs. The CSRC is China’s primary regulatory body overseeing the country’s financial markets. Prior to this, he spent ten years as a member of the Discipline Inspection Committee in the Department of Supervision of the Heilongjiang Province, and previously was the Vice Principal of Hebei Institute of Mechanical and Electrical Technology, where he taught university courses. Since 2005, Mr. Zhang has been a consultant in the fields of law and economics, public policy, and business strategy. He also consults and lectures about regulatory issues in the Chinese securities markets, based on his significant experience at the CSRC.

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

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 23, 2007 for its Annual Meeting of Stockholders, which was held on December 3, 2007. Our Nominating and Corporate Governance Committee Charter was amended on November 9, 2006, in connection with our listing on the New York Stock Exchange. The Amended and Restated Nominating and Corporate Governance Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and recommending to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the CEO and make recommendations to the Board with respect to the compensation of the CFO, other executive officers of the Company and independent directors. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Compensation Committee. Our Compensation

Committee Charter was amended on April 20, 2007, in connection with our listing on the New York Stock Exchange. The Amended and Restated Compensation Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee Report (1)

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Compensation Committee are:

Eileen Brody, Chair

Cosimo J. Patti

Xianmin Wang

Lawrence S. Wizel

(1)	The material in the above Compensation Committee reports is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members for the year ended December 31, 2007 consisted of Lawrence S. Wizel, Cosimo J. Patti, Xianmin Wang and Eileen Brody. Each of these members are considered “independent” under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Lawrence S. Wizel is the “audit committee financial expert” and is an independent member of our board of directors.

EXECUTIVE SESSIONS

Under the New York Stock Exchange Rules, our non-management directors are required to hold regular executive sessions. The chairperson of the Executive Session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Larry S. Wizel at 340 Madison Avenue 6th Floor, New York NY 10017

CHIEF EXECUTIVE OFFICER CERTIFICATIONS

In connection with our listing on the New York Stock Exchange, Mr. Tony Liu, our Chief Executive Officer, submitted an Annual CEO Certification, without qualification, to the New York Stock Exchange certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards during the 2007 fiscal year. Mr. Liu has executed a Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act and a Certification pursuant to 18 U.S.C. 1350, which are filed as Exhibits 31.1 and 32, respectively, to this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the “SEC”) or written representations from certain reporting persons, we believe that during fiscal year 2007, all of the executive officers complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except that:

Mr. Cosimo J. Patti did not timely file a Form 4 reflecting the sale of 2,000 shares of common stock of the Company on January 16, 2007, 3,000 shares of common stock of the Company on May 1, 2007 and 17,026 shares of common stock of the Company on June 28, 2007. Mr. Patti subsequently filed a Form 5 on February 14, 2008 reflecting each sale of the shares of common stock of the Company.

Mr. Tony Liu did not timely file a Form 4 reflecting the sale of 500,000 shares of common stock of the Company on July 3, 2007.

CODE OF ETHICS

We adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. Our Code of Ethics was amended on November 9, 2006 in connection with our listing on the New York Stock Exchange. A copy of our Code of Ethics is filed as Exhibit 14 to our 2006 Annual Report on Form 10-K and is available on our website www.bioaobo.com. Our Code of Ethics can be made available in print free of charge to any shareholders who requests it. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. Any waiver of the Code of Ethics will be promptly disclosed on our website at www.bioaobo.com and in a Current Report on 8-K.

ITEM 11. Executive Compensation

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors.

Compensation Objectives

We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. Our compensation plans are consequently designed to link individual rewards with Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

Process for Determining Compensation for Executives

The Compensation Committee makes independent decisions about all aspects of NEO compensation, and takes into account (i) recommendations from our CEO with respect to the compensation of NEOs other than himself, and (ii) information that our Human Resources department provides regarding compensation data and benchmarks for comparable positions and companies in different applicable geographical area.

The Company’s executive’s compensation program prior to April 2007 had been at the same level since 2003. The program was simplistic and was less structured than a more mature US-based corporation. Four of our NEOs are founders or co-founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries and no annual bonus. The compensation structure was set to retain capital resources in the Company to further growth.

A Compensation Committee meeting was held in December 2006 to review the Company’s compensation practices and an independent third party compensation consultants were hired to conduct a review of the Company’s executive compensation program. The study compared the Company’s compensation levels to external market rates to judge whether pay levels are competitive with the market for senior level talent in this industry. The study also included comparisons to US based pay practices for executives. The result of the compensation study led the Compensation Committee to believe that the compensation provided for NEOs in 2006 was at the low percentile based upon our financial performance, general economic conditions, our analysis of compensation of surveyed companies, our assessments of individual and corporate performance, and other relevant factors. The Committee then made recommendations to the Board of Directors the necessary change to the compensation program in April 2007.

The Compensation Committee regularly reviews the design and structure of the Company’s compensation programs to ensure that management’s interests are closely aligned with stockholders’ interests and that the compensation programs are designed to further the Company’s strategic priorities.

Elements of Compensation

Base Salary. Base salaries for the named executive officers are set forth in their respective employment agreements. Periodically, however, the Compensation Committee considers proposals from the Company’s management to approve increases to the base salaries for named executive officers other than our CEO. When considering whether to approve these adjustments, the Compensation Committee takes into account a number of factors, including:

•	the Company’s performance;

•	the individual’s current and historical performance and contribution to the Company;

•	and the individual’s role and unique skills.

However, prior to April 2007 total annual compensation was not in line with comparable companies, because our philosophy was to pay modest salaries with no bonus to conserve capital resources for future company growth. We tried to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

Annual Cash Incentive Bonuses. The Company has a cash incentive bonus plans for NEO. The plan is designed to promote executive decision making and achievement that supports the realization of key overall Company financial goals. For fiscal 2007, the participants in the Company’s cash incentives program consisted of each of the Company’s five named executive officers.

In fiscal 2007, Executives had target bonus opportunities ranging from 0% to 75% of fiscal year salary earnings, depending on position level and responsibility, with larger bonus opportunities provided to those with greater responsibility. The Compensation Committee establishes the guidelines under which the plan is administered, including financial performance goals and payout schedules. The goals reflect the Company’s performance using performance measures of net income.

  The plan provides payouts based on different levels of achievement:

•	Threshold: the minimum level of performance for which a bonus is paid and set at 90% of the Target level. No bonuses will be earned if the Threshold level of the Company’s performance is not achieved;

•	Minimum: 70% of bonus is paid for achievement of 90% to 99.9% of financial goals.

•	Target: 100% of bonus is paid for achievement of financial goals.

•	Maximum: achievement at a superior level of performance for 300% payout of the Target bonus.

For achievement between Target and Maximum, bonus payouts are interpolated to reflect the level of results achieved.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted at the end of each fiscal quarter in accordance with the terms of the employment agreement with our executive officers, our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

The Compensation Committee is carefully monitoring our executive compensation programs. It is our general objective to provide our NEOs with total annual compensation near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. To accomplish this objective, we anticipate increasing levels of executive compensation over time. The Compensation Committee has reviewed the Compensation Discussion & Analysis (“CD & A”) prepared by management and recommended it for inclusion in this Annual Report on Form 10-K.

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tony Liu, CEO and Chairman	2007 2006 2005	200,000 150,000 150,000	53,253 — —	— — —	594,000 53,923 25,000	— — —	— — —	— — —	847,253 203,923 175,000

Yanchun Li, CFO, COO, Director	2007 2006 2005	160,000 90,000 90,000	39,940 — —	— — —	475,200 32,355 15,000	— — —	— — —	— — —	675,140 122,355 105,000

Jun Min, VP, Director	2007 2006 2005	120,000 70,000 70,000	39,940 — —	— — —	356,400 32,355 15,000	— — —	— — —	— — —	516,340 102,355 85,000

Binsheng Li, Chief Accounting officer, Director	2007 2006 2005	80,000 57,000 57,000	26,626 — —	— — —	237,600 19,413 9,000	— — —	— — —	— — —	344,226 76,413 66,000

Wilfred Chow, SVP of Finance	2007 2006 2005	160,000 100,000 —	53,253 26,666 —	— — —	297,000 — —	— — —	— — —	— — —	510,253 — —

(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for fiscal 2007 as provided for in their respective employment agreements.
(2)	The named executive officers did not receive any discretionary bonuses, sign-on bonuses, or other annual bonus payments that are not contingent on the achievement of stipulated performance goals. Cash bonus payments that are contingent on achieving pre-established and communicated goals.
(3)	Option award amounts in this table relate to the accounting expense for options granted in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which requires the expensing of equity stock awards.

Employee Stock Option Plan

In March 2004, our board of directors formally adopted a Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, we were authorized to grant non-qualified options to purchase up to 2,900,000 shares of our common stock to our employees, officers, directors and consultants. The 2004 Plan was administered directly by our Compensation Committee. Subject to the provisions of the 2004 Plan, the Compensation Committee determined who would receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise prices, as well as any other pertinent terms of the options. The Company replaced the 2004 Plan with a new Equity Incentive Plan that was adopted by the Board and approved by the Stockholders in 2006 (“2006 Plan”). The 2006 Plan provides a maximum of 5,000,000 shares for future grants but the Company is not intended to grant more than 1,000,000 shares in one calendar year. The Company will not grant any additional awards under the 2004 Plan. All Awards starting from 2007 would be granted under the 2006 Plan. Those individuals with awards outstanding under the 2004 Plan will continue to hold such awards in accordance with the terms of their respective grant agreements.

As of December 31, 2007, the Company granted an aggregate of 974,500 options under the 2006 Plan. For the fiscal year ended December 31, 2007, options to purchase a total of 660,000 shares of common stock were granted to the executive officers. In 2007, the Company granted the following options to the NEO’s pursuant to the 2006 Plan:

2007 Grants of plan-based awards table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Target) (#)(1)	Exercise or Base Price of Option Awards ($ / Sh) (2)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Option Awards ($ / Sh)
Tony Liu	4/20/07	200,000	10.74	10.55	594,000
Yanchun Li,	4/20/07	160,000	10.74	10.55	475,200
Jun Min	4/20/07	120,000	10.74	10.55	356,400
Binsheng Li	4/20/07	80,000	10.74	10.55	237,600
Wilfred Chow	4/20/07	100,000	10.74	10.55	297,000

(1)	Represents the number of stock options granted in fiscal 2007 under the Company’s 2006 Plan. These options vest and become exercisable ratably in five equal annual installments beginning one year after the grant date.
(2)	Represents the exercise price for the stock options granted, which was the five days average closing stock prices on the NYSE of the Company’s Common Stock preceding the grant date.

Employment Agreements

In April 20, 2007, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting Officer, all of whom are also directors of the Company. We also entered into employment agreement with Wilfred Chow, our Senior Vice President of Finance.

Tony Liu’s employment agreement has a term of one year, effective as of April 20, 2007, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 200,000 shares of common stock with an exercise price of $10.74 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause, or without cause pursuant to a decision by our board of directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 20, 2007, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 160,000 shares of common stock with an exercise price of $10.74 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause, or without cause pursuant to a decision by our board of directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 20, 2007, and provides for an annual base salary of $120,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 120,000 shares of common stock with an exercise price of $10.74 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met.

We can terminate Mr. Min’s employment with cause, or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Binsheng Li’s employment agreement has a term of one year, effective as of April 20, 2007, and provides for an annual base salary of $80,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 80,000 shares of common stock with an exercise price of $10.74 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Li’s continued employment with the Company on each vesting date. Mr. Li is also entitled to an annual performance based bonus of up to US$20,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Li’s employment with cause, or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Li’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Wilfred Chow’s employment agreement has a term of one year, effective as of April 20, 2007, and provides for an annual base salary of $160,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 100,000 shares of common stock with an exercise price of $10.74 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Chow’s continued employment with the Company on each vesting date. Mr. Chow is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Chow’s employment with cause, or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Chow’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

2007 Outstanding Equity Awards at Fiscal Year-end

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Tony Liu	—	200,000	200,000	10.74	4/20/2017
Yanchun Li	—	160,000	160,000	10.74	4/20/2017
Jun Min	—	120,000	120,000	10.74	4/20/2017
Binsheng Li	—	80,000	80,000	10.74	4/20/2017
Wilfred Chow	—	100,000	100,000	10.74	4/20/2017

Option Exercises and Stock Vested During 2007 Fiscal Year

	Option Awards
	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)
Tony Liu	38,777	—
Yanchun Li	23,266	—
Jun Min	23,266	—
Binsheng Li	13,960	—
Wilfred Chow	—	—

(1)	Represents exercise of all vested options grant prior to fiscal 2007 under the 2004 Plan.
(2)	None of the shares acquired on exercise of options during fiscal 2007 was sold as of the date of this report.

Compensation of Independent Directors for the 2007 Fiscal Year

Prior to April 20, 2007, the Company signed new independent director agreements with each of Ms. Brody and Messrs. Patti and Wang, which superseded previous agreements with such directors, dated June 28, 2005 and amended on March 8, 2006. On August 21, 2006 and December 15, 2006, the Company signed independent director agreements with Mr. Wizel and Mr. Zhang, respectively. Pursuant to the new agreements, the Company agreed to pay each independent director the following fees for services to be rendered: (1) a fee in cash of $30,000 for six months ended December 31, 2006; and (2) a fee in cash of $30,000 per annum for each year subsequent to 2006. The fees in cash are payable to each independent director monthly in equal installments. In addition, during the term of the independent directors’ service as a director or member of any board committee of the Company and starting from January 1, 2007, each independent director shall be entitled to receive each year shares of Common Stock of the Company with an aggregate value of $30,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including January 1 of such year.

On April 20, 2007, Compensation Committee of the Company, after consulting a third party consultant, approved changes to the annual compensation provided to independent directors. The changes were made upon the ratification by the Board of Directors. The fee changes for annual retainers and the changes for annual equity awards become effective as of the date of the approval. The changes in compensation for independent directors are as follows:

•	increased the annual retainer fee for each independent director from $30,000 to $40,000;

•	increased the annual stock award for each independent director from $30,000 to $60,000, and

•	additional annual stock award of $5,000 for Compensation Committee Chair and $8,000 for Audit Committee Chair.

The annual retainer is paid to the independent directors in monthly installments in arrears. Independent director shall be entitled to receive each year shares of Common Stock of the Company with an aggregate value range from $60,000 to $68,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including the date of the signing of each such independent director’s service agreement. The equity award to independent directors is awarded at the beginning of each fiscal year for service rendered for the preceding fiscal year. The Company reimburses its independent directors for reasonable travel expenses to attend Board and Committee meetings.

The following table sets forth all compensation paid or to be paid by AOBO, as well as certain other compensation paid or accrued, for each of the Independent Directors for the year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cosimo J. Patti	36,667	50,000	(1)	—	—	—	—	86,667
Xianmin Wang	36,667	50,000	(1)	—	—	—	—	86,667
Eileen Brody	10,000	80,000	(1)	—	—	—	—	90,000
Lawrence S Wizel	36,667	55,333	(2)	—	—	—	—	92,000
Baiqing Zhang	36,667	50,000	(3)	—	—	—	—	86,667

(1)	4,617 shares of common stock to be issued were outstanding for each of the independent directors as of January 1, 2008.
(2)	5,122 shares of common stock to be issued were outstanding as of January 1, 2008.
(3)	7,608 shares of common stock to be issued were outstanding as of January 1, 2008.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of common stock as of February 28, 2008 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name	Title of Class	Amount and Nature of Beneficial Owner		Percent of Class (1)
Tony Liu	Series A Preferred Stock	1,000,000	(2)	100.00%
Tony Liu	Common Stock	14,397,648	(2)	18.41%
Yanchun Li	Common Stock	763,716		0.97%
Jun Min	Common Stock	909,494		1.16%
Binsheng Li	Common Stock	292,906		*
Cosimo J. Patti	Common Stock	9,128	(3)	*
Xianmin Wang	Common Stock	26,933	(4)	*
Eileen Brody	Common Stock	46,760	(5)	*
Lawrence S. Wizel	Common Stock	10,122	(6)	*
Baiqing Zhang	Common Stock	4,617	(7)	*
Total Ownership of Common Stock by All Directors and Officers as a Group		16,461,324		20.54%

(1)	Based upon 78,195,935 shares outstanding as of February 28, 2008, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 31, 2007 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(2)	Through his common and preferred stock ownership, currently Mr. Liu has voting power equal to approximately 43% of our voting securities.
(3)	Includes 4,617 shares of common stock issuable for service rendered in fiscal year 2007.
(4)	Includes 4,617 shares of common stock issuable for service rendered in fiscal year 2007.
(5)	Includes 7,608 shares of common stock issuable for service rendered in fiscal year 2007.
(6)	Includes 5,122 shares of common stock issuable for service rendered in fiscal year 2007.
(7)	Includes 4,617 shares of common stock issuable for service rendered in fiscal year 2007.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions, since the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Our board of directors has determined that Ms. Brody, and Messrs. Patti, Wang, Wizel and Zhang are considered “independent” under Section 303A.02 of the listing standards of The New York Stock Exchange. There were no transactions, relationships or arrangements that have not been disclosed under this Item 13 that were considered by the Board of Directors under the applicable definition of “independent” under Section 303A.02 of the listing standards of The New York Stock Exchange. In accordance with New York Stock Exchange Rules a majority of our Board of Directors is independent.

ITEM 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-Ks and 10-Qs services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

2007:	$1,241,000	Weinberg & Company, P.A.

2006:	$704,094	Weinberg & Company, P.A.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

2007:	$0	Weinberg & Company, P.A.

2006:	$397,848	Weinberg & Company, P.A.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2007:	$4,500	Weinberg & Company, P.A.

2006:	$4,500	Weinberg & Company, P.A.

We incurred these fees due to the preparation of our tax returns.

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

2007:	$162,700	Weinberg & Company, P.A.

2006:	$6,375	Weinberg & Company, P.A.

Audit Committee Approval

Our Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies. None of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No	Description
2.1	Purchase Agreement, dated as of September 8, 2004, between American Oriental Bioengineering, Inc., the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

2.2	Acquisition Agreement, dated September 6, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Changchun Xinan Pharmaceutical Group Company Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

2.3	Acquisition Agreement, dated October 18, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Guangxi Boke Pharmaceutical Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

3.1(a)	Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form SB-2 Commission File No. 333-124133, filed with the Commission on April 18, 2005).

3.1(b)	Certificate of Amendment to Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form S-3 Commission File No. 333-131229, filed with the Commission on January 23, 2006).

3.2	Bylaws of American Oriental Bioengineering, Inc. (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

4.1	Form of Warrant (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

4.2	American Oriental Bioengineering, Inc. 2003 Stock Option Plan (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

10.1	Stock and Warrant Purchase Agreement, dated as of November 28, 2005, by and among American Oriental Bioengineering, Inc. and the signatory purchasers named therein (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.2	Form of Registration Rights Agreement by and among American Oriental Bioengineering, Inc. and the signatories thereto (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.3(a)	Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

10.3(b)	Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Lily Li (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

10.3(c)	Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Jun Min (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

10.3(d)	Employment Agreement, dated as of March 24, 2004, between American Oriental Bioengineering, Inc. and Binsheng Li (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

10.4	Purchase Agreement, dated September 8, 2004, by and between American Oriental Bioengineering, Inc. and the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Current Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

10.5	Purchase Agreement, dated as of August 18, 2002, by and between American Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference from the Schedule 14C Commission File No. 000-29785, filed with the Commission on October 15, 2002).

10.6	Subscription Agreement, dated as of November 23, 2004, between American Oriental Bioengineering, Inc. and the Subscribers (incorporated by reference from the Registration Statement on Form SB-2, Commission File No. 333-124133, filed with the Commission on April 18, 2005).

10.7(a)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Bai Chao (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.7(b)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Kou Yumin (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.7(c)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.7(d)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Linda Welsh (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.7(e)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Dr. Jie Zhu (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.7(f)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Brian Corday (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.7(g)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Haishan Wang (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.7(h)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.7(i)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Lau Chak Wong (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.8(a)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Cosimo J. Patti (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.8(b)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Xianmin Wang (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.8(c)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Eileen B. Brody (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.8(d)	Independent Director Agreement, dated August 21, 2006, by and between American Oriental Bioengineering, Inc. and Lawrence S. Wizel, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

10.8(e)	Independent Director Agreement, dated December 15, 2006, by and between American Oriental Bioengineering, Inc. and Baiqing Zhang, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

10.9(a)	Employment Agreement, dated August 3, 2007, by and Between American Oriental Bioengineering, Inc. and Tony Liu, filed herewith.

10.9(b)	Employment Agreement, dated August 3, 2007, by and Between American Oriental Bioengineering, Inc. and Yanchun Li, filed herewith.

10.9(c)	Employment Agreement, dated August 3, 2007, by and Between American Oriental Bioengineering, Inc. and Jun Min, filed herewith.

10.9(d)	Employment Agreement, dated August 3, 2007, by and Between American Oriental Bioengineering, Inc. and Binsheng Li, filed herewith.

10.9(e)	Employment Agreement, dated August 3, 2007, by and Between American Oriental Bioengineering, Inc. and Wilfred Chow, filed herewith.

14	Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November 9, 2006, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

21	Subsidiaries of the Registrant, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

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

Date: March 5, 2008	By:	/s/ Tony Liu
	By:	Tony Liu
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	March 5, 2008
Tony Liu

/s/ Yanchun Li	Chief Financial Officer, Chief Operating Officer, Secretary and Director	March 5, 2008
Yanchun Li

/s/ Jun Min	Vice President and Director	March 5, 2008
Jun Min

/s/ Binsheng Li	Chief Accounting Officer and Director	March 5, 2008
Binsheng Li

/s/ Cosimo J. Patti	Independent Director	March 5, 2008
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	March 5, 2008
Xianmin Wang

/s/ Eileen Brody	Independent Director	March 5, 2008
Eileen Brody

/s/ Lawrence S. Wizel	Independent Director	March 5, 2008
Lawrence S. Wizel

/s/ Baiqing Zhang	Independent Director	March 5, 2008
Baiqing Zhang

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Oriental Bioengineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”), which was acquired September 5, 2007, and Guangxi Boke Pharmaceutical Limited (“Boke”), which was acquired October 18, 2007, and whose combined financial statements constitute 16% and 17% of net and total assets, respectively, and 5% of revenues and 3% of net income of the consolidated financial statements as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at CCXA and Boke. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive an principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Weinberg & Company, P.A.

Boca Raton, Florida

February 27, 2008

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$166,410,075	$87,784,419
Accounts receivable, net	16,494,619	11,141,057
Inventories, net	12,264,536	10,684,316
Advances to suppliers and prepaid expenses	4,309,352	1,950,101
Notes receivable	2,259,616	3,238,161
Other current assets	5,134,118	789,195

Total Current Assets	206,872,316	115,587,249

LONG-TERM ASSETS
Plant and equipment, net	48,496,760	32,194,957
Land use rights, net	46,310,240	32,937,743
Construction in progress	755,614	326,121
Deferred tax assets	1,498,481	1,797,153
Other intangible assets, net	26,972,166	383,755
Goodwill	22,566,768	1,933,100
Long-term investment and advance	242,551	113,868

Total Long-Term Assets	146,842,580	69,686,697

TOTAL ASSETS	$353,714,896	$185,273,946

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31,
	2007	2006
CURRENT LIABILITIES

Accounts payable	$3,436,352	$2,871,981
Other payables and accrued expenses	7,786,157	4,549,867
Taxes payable	2,843,719	2,211,542
Short-term bank loans	6,289,222	8,314,679
Current portion of long-term bank loans	2,374,565	1,450,905
Customer deposits	2,253,528	2,263,654
Notes payable	72,254	66,216
Other liabilities	1,295,248	1,606,334
Deferred tax liabilities	109,733	—

Total Current Liabilities	26,460,778	23,335,178

LONG-TERM LIABILITIES

Long-term bank loans, net of current portion	1,263,483	915,909
Long-term notes payable	286,365	255,836
Deferred tax liabilities	12,621,180	4,580,698
Other liabilities	—	9,083

Total Long-Term Liabilities	14,171,028	5,761,526

TOTAL LIABILITIES	40,631,806	29,096,704

COMMITMENTS

SHAREHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2007 and 2006	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 77,991,935 and 64,230,369 shares issued and outstanding, at December 31, 2007 and 2006, respectively	77,992	64,230
Stock to be issued	1,611,333	599,069
Additional paid-in capital	193,007,987	92,307,960
Retained earnings (the restricted portion is $15,910,685 and $8,498,766 at December 31, 2007 and 2006, respectively)	102,117,792	58,826,911
Accumulated other comprehensive income	16,266,986	4,378,072

Total Shareholders’ Equity	313,083,090	156,177,242

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$353,714,896	$185,273,946

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
REVENUES	$160,482,383	$110,182,092	$54,732,557
COST OF GOODS SOLD	49,364,486	38,318,223	20,524,201

GROSS PROFIT	111,117,897	71,863,869	34,208,356

Selling and marketing	20,669,303	8,876,829	3,216,545
Advertising	22,865,903	15,174,125	5,238,186
General and administrative	13,365,156	10,446,740	7,076,139
Depreciation and amortization	1,989,425	988,488	337,537

Total operating expenses	58,889,787	35,486,182	15,868,407

INCOME FROM OPERATIONS	52,228,110	36,377,687	18,339,949

INTEREST INCOME (EXPENSE), NET	617,524	574,172	(505,822)
OTHER INCOME (EXPENSE), NET	(501,354)	(333,798)	(6,876)

INCOME BEFORE INCOME TAXES	52,344,280	36,618,061	17,827,251
INCOME TAXES	9,053,399	7,416,915	4,400,870

NET INCOME	43,290,881	29,201,146	13,426,381

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	11,888,914	2,948,793	1,429,279
Income tax expense related to other comprehensive income	(1,783,337)	(442,319)	(471,662)

OTHER COMPREHENSIVE INCOME, NET OF TAX	10,105,577	2,506,474	957,617

COMPREHENSIVE INCOME	$53,396,458	$31,707,620	$14,383,998

NET INCOME PER COMMON SHARE
BASIC	$0.62	$0.47	$0.31
DILUTED	$0.61	$0.46	$0.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	69,870,775	62,679,996	43,827,725
DILUTED	71,364,244	62,913,961	43,840,463

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Stock		Common Stock		Stock To Be Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Stated Value	Shares	Par Value
BALANCE AT
JANUARY 1, 2005	1,000,000	$1,000	39,746,827	$39,747	$—	$16,900,303	$16,199,384	$—	$33,140,434
Common stock and warrants issued in private placement, net	—	—	6,973,400	6,973	—	31,463,514	—	—	31,470,487
Common stock issued for director services	—	—	22,026	22	—	12,443	—	—	122,465
Common stock to be issued for director services	—	—	—	—	141,044	—	—	—	141,044
Stock option granted to executives	—	—	—	—	—	64,000	—	—	64,000
Exercise of warrants	—	—	10,518,935	10,519	—	10,940,981	—	—	10,951,500
Cancellation of shares	—	—	(152,000)	(152)	—	152	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	1,429,279	1,429,279
Net income	—	—	—	—	—	—	13,426,381	—	13,426,381

BALANCE AT
DECEMBER 31, 2005	1,000,000	$1,000	57,109,188	$57,109	$141,044	$59,491,393	$29,625,765	$1,429,279	$90,745,590

Common stock and warrants issued in private placement, net	—	—	5,526,600	5,527	—	26,522,153	—	—	26,527,680
Common stock to be issued for director services	—	—	—	—	87,598	—	—	—	87,598
Common stock to be issued for warrant exercise	—	—	—	—	370,427	—	—	—	370,427
Common stock issued for consulting services	—	—	30,000	30	—	142,170	—	—	142,200
Common stock issued for acquisition	—	—	1,200,000	1,200	—	5,638,800	—	—	5,640,000
Stock option granted to executives	—	—	—	—	—	138,046	—	—	138,046
Exercise of warrants	—	—	364,581	364	—	1,928,121	—	—	1,928,485
Finance expenses related to private placement	—	—	—	—	—	(1,552,723)	—	—	(1,552,723)
Foreign currency translation	—	—	—	—	—	—	—	2,948,793	2,948,793
Net income	—	—	—	—	—	—	29,201,146	—	29,201,146

BALANCE AT
DECEMBER 31, 2006	1,000,000	$1,000	64,230,369	$64,230	$599,069	$92,307,960	$58,826,911	$4,378,072	$156,177,242

Common stock and warrants issued in secondary offering, net	—	—	9,275,000	9,275		72,975,083	—	—	72,984,358
Common stock issued for director services	—	—	48,379	49	(228,642)	228,593	—	—	—
Common stock issued for warrant exercises	—	—	—	—	(370,427)	—	—	—	(370,427)
Common stock to be issued for director services	—	—	—	—	285,333	—	—	—	285,333
Common stock to be issued for warrant exercises	—	—	—	—	1,326,000	—	—	—	1,326,000
Common stock issued for consulting services	—	—	20,000	20	—	259,980	—	—	260,000
Stock options granted to executives	—	—	—		—	310,841	—	—	310,841
Exercise of warrants	—	—	4,318,918	4,319	—	26,576,191	—	—	26,580,510
Exercise of option	—	—	99,269	99	—	198,439	—	—	198,538
Contribution from shareholder	—	—	—	—	—	150,900	—	—	150,900
Foreign currency translation	—	—	—	—	—	—	—	11,888,914	11,888,914
Net income	—	—	—	—	—	—	43,290,881	—	43,290,881

BALANCE AT
DECEMBER 31, 2007	1,000,000	$1,000	77,991,935	$77,992	$1,611,333	$193,007,987	$102,117,792	$16,266,986	$313,083,090

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$43,290,881	$29,201,146	$13,426,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,627,607	2,479,955	1,254,498
Loss on disposal of plant and equipment	427	124,015	—
Amortization of deferred consulting expenses	394,100	728,220	934,032
Provision for doubtful accounts	251,114	57,307	266,248
Provision (reduction) for slow-moving and obsolete inventories	(445,477)	491,446	842,112
Deferred taxes	930,932	49,307	(329,075)
Common stock to be issued for services	285,333	87,598	263,508
Stock based compensation expense	310,841	138,046	64,000
Equity (income) loss of unconsolidated entity	(23,711)	3,811	—

Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) Decrease In:
Accounts receivable	(4,142,308)	(2,814,800)	(3,697,768)
Notes receivable	978,545	(2,640,593)	—
Inventories	433,341	(3,814,766)	(85,553)
Advances to suppliers and prepaid expenses	(2,205,730)	1,824,318	(3,063,844)
Other current assets	(2,755,757)	121,761	(72,170)
Increase (Decrease) In:
Accounts payable	628,638	(1,310,363)	475,501
Other payables and accrued expenses	2,856,936	1,471,912	539,682
Taxes payable	428,879	725,671	389,327
Customer deposits	(29,738)	550,461	195,471
Other liabilities	(715,474)	1,619,012	—

Net cash provided by operating activities	45,099,379	29,093,464	11,402,350

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of construction in progress	(2,478,601)	(2,010,869)	(5,037,514)
Purchases of plant and equipment	(1,507,017)	(2,326,932)	(824,431)
Purchase of subsidiary - GLP, net of cash acquired	—	(18,074,186)	—
Purchase of subsidiary - HQPL, net of cash acquired	—	(3,986,501)	—
Purchase of subsidiary - CCXA, net of cash acquired	(29,397,657)	—	—
Purchase of subsidiary - Boke, net of cash acquired	(36,475,090)	—	—
Proceeds from sales of marketable securities	—	2,768	—
Proceeds from disposal of plant and equipment	12,663	9,156	—

Net cash used in investing activities	(69,845,702)	(26,386,564)	(5,861,945)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	6,740,860	4,732,971	—
Prepayments of short-term bank loans	(10,750,915)	(4,489,926)	(1,342,861)
Proceeds from long-term bank loans	—	973,960	—
Prepayments of long-term bank loans	—	(653,836)	—
Repayments of notes payable	—	(1,664,587)	—
Repayments of capital lease	(26,118)	(13,935)	(10,768)
Cash proceeds from sales of common stock, net	72,984,358	24,974,955	31,470,487
Proceeds from exercise of warrants	27,536,083	2,298,912	10,951,500
Proceeds from exercise of option	198,538	—	—
Contribution from shareholder	150,900	—	—
(Repayments to) advance from officers	—	—	(1,404,522)

Net cash provided by financing activities	96,833,706	26,158,514	39,663,836

NET INCREASE IN CASH AND CASH EQUIVALENTS	72,087,383	28,865,414	45,204,241
Effect of exchange rate changes on cash	6,538,273	1,386,956	923,659
Cash and cash equivalents, beginning of year	87,784,419	57,532,049	11,404,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$166,410,075	$87,784,419	$57,532,049

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid	$855,715	$571,892	$313,537
Income taxes paid	$8,381,205	$6,573,840	$4,370,165

Also see Note 16.

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 1 - PRINCIPAL ACTIVITIES AND ORGANIZATION

American Oriental Bioengineering Inc. (“AOBO”) is a fully integrated, pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical products and a line of health supplements products known as nutraceuticals. AOBO and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

In April 2004, the Company set up as a wholly-owned subsidiary, American Oriental Bioengineering (Hong Kong) Limited, for the purpose of marketing and trading health care products in Hong Kong.

In September 2004, the Company acquired from Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. (“HSPL”) shareholder all of the issued and outstanding shares of capital stock of HSPL. The acquisition cost was $7,228,916 in cash. HSPL manufactures and commercializes an anti-viral injection powder, a prescription pharmaceutical product.

In April 2006, the Company acquired from Guangxi Lingfeng Pharmaceutical Company Limited (“GLP”) shareholder all of the issued and outstanding shares of capital stock of GLP. The acquisition cost was $18,861,546 in cash (including $151,172 of transaction costs) and 1,200,000 shares of the Company’s common stock valued at $4.70 per share for a total stock value of $5,640,000. GLP manufactures and commercializes a series of pharmaceutical products that focus on women’s health.

In July 2006, the Company acquired from Heilongjiang Qitai Pharmaceutical Limited (“HQPL”) shareholder all of the issued and outstanding shares of capital stock of HQPL for $4,000,000. HQPL was a pharmaceutical distributor which owns a license for distribution of pharmaceutical products in Peoples’ Republic of China (“PRC”).

In September 2007, the Company acquired from Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”) shareholders all of the issued and outstanding shares of capital stock of CCXA. The acquisition cost was $29,398,358 in cash (including $898,358 of transaction costs). CCXA manufactures and distributes a board range of generic pharmaceutical products that mainly serve the rural markets.

In October 2007, the Company acquired from Guangxi Boke Pharmaceutical Limited (“Boke”) shareholders all of the issued and outstanding shares of capital stock of Boke. The acquisition cost was $36,966,471 in cash (including $466,471 transaction cost). Boke mainly manufactures and distributes products that alleviate nasal congestion and provide sinus relief.

Also see Note 11 for acquisitions.

NOTE 2 - BASIS OF PRESENTATION

Basis of Consolidation

The consolidated financial statements include the accounts of American Oriental Bioengineering, Inc. and its wholly owned subsidiaries. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

The Company established a subsidiary in Hong Kong to sell its products. The subsidiary sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

Selling and Marketing Expenses

Selling and marketing expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses included in selling expenses were $2,796,100, $1,921,318 and $925,982 for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising costs were $22,865,903, $15,174,125 and $5,238,186 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the years ended December 31, 2007, 2006 and 2005 is $870,219, $742,705 and $537,795, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for 2007, 2006 and 2005 is $237,363, $43,506 and $28,678, respectively and is included in general and administrative expenses.

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

	2007	2006	2005
Year end RMB : US$ exchange rate	7.3141	7.8175	8.0702
Average yearly RMB : US$ exchange rate	7.5658	7.9439	8.1734

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

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

Stock compensation expense recognized in 2007 is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior management of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

The fair value of the stock based compensation expense for year ended December 31, 2007, 2006 and 2005 was $310,841, $138,046 and $91,481, respectively.

Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. The Company had adopted FIN 48 January 1, 2007. See Note 15

Segmental Reporting

The Company operates in one operating segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company develops, manufactures and commercializes both pharmaceutical and nutraceutical products, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the years ended December 31, 2007, 2006 and 2005 the Company’s sales revenue from pharmaceutical and nutraceutical products are as follows:

Product	Year Ended December 31,
	2007	2006	2005
Pharmaceutical products	$127,823,297	79,367,161	34,184,853
Nutraceutical products	32,659,086	30,814,931	20,547,704

TOTAL	$160,482,383	110,182,092	54,732,557

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The majority of the Company’s cash as of December 31, 2007 is in our current working capital account, among which, $121,698,508 was in China as Renminbi (“RMB”) or US Dollars and $44,711,567 was outside China in US Dollars and HK Dollars.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance for doubtful accounts was $302,270 and $39,776 as of December 31, 2007 and 2006, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Inventories

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, other current assets, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates approximate the current market rates.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Other Intangible Assets

Other intangible assets include product licenses, trademarks, patents and proprietary technology. The cost of the product licenses are amortized over their licensed period of 2 to 12 years; the cost of trademarks are amortized over their registered period of 2 to 10 years; the cost of patents are amortized over their protection period of 7 to 20 years and the cost of proprietary technology is amortized over its protection period of 10 years.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

There were no impairment losses recognized for the periods presented.

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

	Year Ended December 31,
	2007	2006	2005
Basic:
Income applicable to common shareholders	$43,290,881	$29,201,146	$13,426,381
Weighted average shares outstanding during the year	69,870,775	62,679,996	43,827,725

Basic earnings per share	$0.62	$0.47	$0.31

Diluted:
Income applicable to common shareholders	$43,290,881	$29,201,146	$13,426,381
Weighted average shares outstanding during the year	69,870,775	62,679,996	43,827,725
Effect of dilutive securities:
Stock options	54,295	56,111	12,738
Warrants	1,439,174	177,854	—

Diluted weighted common shares outstanding	71,364,244	62,913,961	43,840,463

Diluted earnings per share	$0.61	$0.46	$0.31

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2007	2006
Raw materials	$7,509,497	$9,033,729
Work in progress	2,685,053	1,219,796
Finished goods	2,307,413	1,046,343

	12,501,963	11,299,868
Less provision for slow moving inventories	(237,427)	(615,552)

Inventories, net	$12,264,536	$10,684,316

NOTE 6 - NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes do not bear interest and are to be received within three to nine months.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 7 - LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2007	2006
Cost of land use rights	$48,177,647	$33,877,618
Less: Accumulated amortization	(1,867,407)	(939,875)

Land use rights, net	$46,310,240	$32,937,743

As of December 31, 2007, the net book value of land use rights pledged as collateral was $25,043,961. See Note 10.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $835,562, $585,243, and $167,731, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008	$1,014,228
2009	$1,014,228
2010	$1,014,228
2011	$1,014,228
2012	$1,014,228
Thereafter	$41,239,100

Total	$46,310,240

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 8 - PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2007	2006
At cost:
Buildings	$41,017,380	$27,208,232
Machinery and equipment	17,949,890	13,706,903
Motor vehicles	1,320,091	827,740
Office equipment	1,137,140	664,892
Other equipment	446,326	138,472
Leasehold improvements	108,348	75,813

	61,979,175	42,622,052

Less : Accumulated depreciation
Buildings	(3,305,219)	(2,325,950)
Machinery and equipment	(8,774,745)	(7,050,834)
Motor vehicles	(694,256)	(502,510)
Office equipment	(510,926)	(398,450)
Other equipment	(118,528)	(91,071)
Leasehold improvements	(78,741)	(58,280)

	(13,482,415)	(10,427,095)

Plant and equipment, net	$48,496,760	$32,194,957

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

As of December 31, 2007, the net book value of plant and equipment pledged as collateral for bank loans was $12,922,209. See Note 10.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $2,470,923, $1,796,691 and $995,006, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS

Other intangible assets include product licenses, trademarks, patents and proprietary technology. All of the additions of other intangible assets were acquired from the new subsidiaries, CCXA and Boke. Also see note 11. Other intangible assets are summarized as follows:

	December 31,
	2007	2006
At cost:
Product licenses	$15,742,705	$1,151,263
Trademarks	9,894,747	—
Patents	3,264,102	—
Proprietary technology	263,954	—

	29,165,508	1,151,263
Less: Accumulated amortization	(2,193,342)	(767,508)

Other intangible assets, net	$26,972,166	$383,755

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,351,288, $94,413 and $91,761, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008	$4,675,928
2009	$4,675,928
2010	$4,675,928
2011	$4,576,798
2012	$3,171,151
Thereafter	$5,196,433

Total	$26,972,166

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 10 - DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 6.438% to 7.29% per annum. All the short-term bank loans are repayable within one year and are secured by plant and equipment and land use rights owned by the Company. See Notes 7 and 8.

Short-term loans are summarized as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2007
1	March 30, 2008	6.438%	$683,611
2	April 19, 2008	6.482%	1,367,222
3	May 8, 2008	6.570%	683,611
4	June 3, 2008	6.570%	683,611
5	September 20, 2008	7.290%	820,333
6	September 5, 2008	7.020%	1,367,222
7	October 11, 2008	7.290%	683,612

			$6,289,222

No.	Due Date	Interest Rate Per Annum	December 31, 2006
1	December 31, 2007	7.254%	$3,837,544
2	March 13, 2007	6.138%	1,279,181
3	March 31, 2007	5.580%	639,591
4	April 14, 2007	5.580%	639,591
5	June 28, 2007	5.850%	639,591
6	September 29, 2007	6.120%	639,591
7	November 22, 2007	6.120%	255,836
8	November 30, 2007	6.120%	383,754

			$8,314,679

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Long-term loans include a mortgage loan that bears 4.25% interest per annum and is repayable over 15 years. The principal amount of long-term loans is not payable until the end of the term. Long-term loans are summarized as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2007
1	November 1, 2008	8.190%	$1,367,222
2	June 18, 2008	7.839%	957,056
3	December 31, 2008	4.250%	50,287

Current portion of long-term loans			2,374,565

4	March 28, 2009	8.541%	401,963
5	December 31, 2009	4.250%	52,473
6	December 31, 2010	4.250%	54,745
7	December 31, 2011	4.250%	57,118
8	December 31, 2012	4.250%	59,589
9	December 31, 2013	4.250%	62,177
	Thereafter (Due December 31, 2021)	4.250%	575,418

Long-term portion			1,263,483

			$3,638,048

No.	Due Date	Interest Rate Per Annum	December 31, 2006
1	September 12, 2007	6.138%	$1,279,183
2	December 31, 2007	3.000%	127,917
3	December 31, 2007	5.500%	43,805

Current portion of long-term loans			1,450,905

4	December 31, 2008	5.500%	46,270
5	December 31, 2009	5.500%	48,888
6	December 31, 2010	5.500%	51,644
7	December 31, 2011	5.500%	54,557
8	December 31, 2012	5.500%	57,628
	Thereafter (Due December 31, 2021)	5.500%	656,922

Long-term portion			915,909

			$2,366,814

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Current notes payable was $72,254 as of December 31, 2007 with an annual interest rate of 7.06% and is repayable on demand. The long-term notes payable was $286,365 as of December 31, 2007 with an annual interest rate of 6.30%. Long-term notes payable will be fully repaid by 2009. All notes payable are unsecured.

Interest expense for all outstanding debt was $855,715, $571,892 and $313,537 for the years ended December 31, 2007, 2006 and 2005 respectively.

NOTE 11 – ACQUISITIONS

2007 Acquisitions

1. Boke Acquisition

On October 18, 2007, the Company acquired from Guangxi Boke Pharmaceutical Limited (“Boke”) shareholders all of the issued and outstanding shares of capital stock of Boke. Boke is a pharmaceutical company located in the city of Nanning in Guangxi Province of the PRC and it manufactures and distributes plant-based pharmaceutical, nutraceutical and personal care products, marketed primarily in China.

The acquisition cost was $36,966,471 (including $466,741 in transaction cost) in cash and the amount was paid in full as of December 31, 2007. If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Land use right	$4,772,779
Other intangible assets	17,441,676
Fixed assets	4,018,429
Cash	491,381
Accounts receivable	1,116,711
Inventories	877,974
Other receivables and prepayments	1,779,502

Total assets purchased	30,498,452

Other payables and accrued expenses	1,124,639
Deferred taxes payable	3,330,719

Total liabilities assumed	4,455,358

Net assets acquired	26,043,094
Total consideration paid	36,966,471

Goodwill	$10,923,377

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2. CCXA Acquisition

On September 5, 2007, the Company acquired from Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”) shareholders all of the issued and outstanding shares of capital stock of CCXA. CCXA is a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines and is based in Changchun, Jilin Province, China. CCXA’s products cover both the prescription and OTC markets.

The acquisition cost was $29,398,358 in cash (including $898,358 of transaction costs) and the amount was paid in full as of December 31, 2007. If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Land use right	$6,836,912
Other intangible assets	9,688,027
Fixed assets	9,051,130
Cash	700
Accounts receivable	345,657
Inventories	690,109
Other receivables and prepayments	55,640
Other current assets	41,643

Total assets purchased	26,709,818

Other payables and accrued expenses	195,475
Long term bank loans	2,639,039
Deferred taxes payable	4,187,237

Total liabilities assumed	7,021,751

Net assets acquired	19,688,067
Total consideration paid	29,398,358

Goodwill	$9,710,291

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

The results of operations for Boke and CCXA are included in the consolidated results of operations commencing October 19, 2007 and September 6, 2007, respectively.

The following unaudited pro forma combined condensed statements of income for the year ended December 31, 2007 and 2006 have been prepared as if the acquisitions of Boke and CCXA had occurred on January 1, 2007 and 2006. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Unaudited Pro Forma Combined Year Ended December 31,
	2007	2006
Revenues	$175,561,278	$130,789,447
Income from Operations	54,232,619	40,094,533
Net Income	$44,721,567	$32,040,287
Net Income Per Share
Basic	$0.64	$0.51
Diluted	$0.63	$0.51
Weighted Average number of shares outstanding
Basic	69,870,775	62,679,996
Diluted	71,364,244	62,913,961

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2006 Acquisitions

1. HQPL Acquisition

On July 26, 2006, the Company paid $4.0 million cash to acquire 100% ownership of Heilongjiang Qitai Pharmaceutical Limited (“HQPL”), a distributor of pharmaceutical products in China. HQPL owns a pharmaceutical retail distribution license and certain wholesale and retail network relationships that covers the entire country of China, and the Company is utilizing HQPL’s network to exclusively distribute the Company’s products.

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

Total cash consideration	$4,000,000
Total fair value of assets acquired	(4,549,084)
Fair value of liabilities assumed	—

Negative goodwill	$(549,084)

Fair value of fixed assets acquired	$4,532,391
Negative goodwill applied to fixed assets	(549,084)

Adjusted basis of fixed assets	$3,983,307

The pro forma effects of this acquisition for 2006 and 2005 are immaterial to the consolidated financial statements.

2. GLP Acquisition

On April 18, 2006, the Company acquired from the Guangxi Lingfeng Pharmaceutical Company Limited (“GLP”) shareholder all of the issued and outstanding shares of capital stock of GLP. GLP is a pharmaceutical company specializing in manufacturing and distribution of plant-based medicines and is based in Hezhou City, Guangxi, China. The acquisition cost was $18,861,546 in cash (including $151,172 of transaction costs) and 1,200,000 shares of the Company’s common stock valued at the five day average closing share prices from April 7 to April 13, 2006, or, $4.70 per share which approximates the average share price of three days before and three days after the acquisition date. The total stock value was $5,640,000. The 1,200,000 shares were issued to the former shareholder of GLP on September 28, 2006. The results of operations of GLP were included in the consolidated results of operations commencing April 19, 2006.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. Among the total assets purchased, the fixed assets and land use right were valued by an independent third party.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

The following represents the allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values:

Land use right	$24,702,995
Deferred tax assets	1,027,735
Long term investment	86,067
Construction in progress	323,222
Fixed assets	9,661,731
Cash	787,360
Accounts receivable	215,143
Inventories	2,444,495
Other receivables and prepayments	439,884
Notes receivable	597,568
Other current assets	152,082

Total assets purchased	40,438,282

Short-term loan	4,128,726
Accounts payable	2,290,818
Advances from customers	1,357,219
Notes payable	1,986,639
Other payables and accrued expenses	902,002
Payable to suppliers	449,931
Long-term bank loans	1,995,759
Deferred tax payable	4,143,803
Other current liabilities	614,939

Total liabilities assumed	17,869,836

Net assets acquired	22,568,446
Total consideration paid	24,501,546

Goodwill	$1,933,100

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

	Unaudited Pro Forma Combined Year Ended December,
	2006	2005
Revenue	$112,874,495	$64,842,054
Gross Profit	73,426,986	40,704,489
Income From Operations	36,333,181	18,983,942
Net Income	$28,935,901	$13,420,326
Net Income per share
Basic	$0.46	$0.30
Diluted	$0.45	$0.30
Weighted Average number of shares outstanding
Basic	63,567,668	45,027,725
Diluted	63,801,633	45,040,463

NOTE 12 - LONG TERM INVESTMENT AND ADVANCE

Long-term investment and advance represents GLP’s investment in Hezhou QiLi Color Printing Co., Ltd. (“QiLi”). GLP owns a 40% equity interest in QiLi and accounts for the investment using the equity accounting method. The carrying value of this long-term investment was $114,740 as of December 31, 2007, which included $24,528 share of the net income during 2007. GLP purchased $544,938 of inventory from QiLi during 2007. GLP also advanced $127,812 to QiLi as of December 31, 2007.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 13 - SHAREHOLDERS’ EQUITY

Preferred Stock

The Company had 1,000,000 shares of Series A preferred stock (“Series A”) issued and outstanding. Pursuant to the terms of the Series A, the holder holds aggregate voting power equal to 25% of the combined voting power of our common stock and preferred stock. The percentage of voting power represented by the Series A cannot be diluted by the issuance of additional shares of common stock. The Series A has a liquidation preference equal to its initial issue price that will be paid to the holders of the Series A upon liquidation, dissolution or winding up and prior to any distributions being made to holders of our common stock.

Common Stock

A. Issuance of Common Stock In Public Offering

The Company entered into a stock purchase agreement with a group of underwriters on June 28, 2007 and offered to sell 8,000,000 shares of the Company’s common stock. Under the same agreement, the Company also granted the underwriters an option to purchase an additional 1,275,000 to cover over-allotments. The underwriters exercised their option in full to purchase an additional 1,275,000 shares of the Company’s common stock to cover over-allotments on June 30, 2007. In total, including the over-allotment shares, the Company sold 9,275,000 shares of the Company’s common stock at $7.99 per share, after underwriting discounts and commissions, resulting in net proceeds of approximately $72.9 million, which includes approximately $10.2 million in net proceeds from the exercise of the over- allotment option. The closing of the offering, including the over-allotment shares, occurred on July 3, 2007 and 9,275,000 shares of the Company’s common stock were issued on the same date.

B. Issuance of Restricted Common Stock In Private Placement

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

With the warrants attached to the units sold in the private placement, the investors are entitled to purchase an aggregate of 3,750,000 shares of common stock at an exercise price of $6.50 per share. 2,092,020 warrants were issued on December 8, 2005 and 1,657,980 warrants were issued on January 23, 2006. All these warrants will expire on December 8, 2008.

Upon completion of the placement, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company’s common stock at an exercise price of $4.80 per share. 634,579 warrants were issued on December 8, 2005 and 502,921 warrants were issued on January 23, 2006. All these warrants also will expire on December 8, 2008.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

All outstanding warrants were exercised as of December 31, 2007, the Company received total proceeds of $27,536,083 for the exercise of warrants during fiscal year 2007. A total of 4,318,920 shares of common stock were issued during prior to December 31, 2007 and 204,000 shares of common stock was issued on January 3, 2008.

The following tables summarize the warrant activities of the Company:

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of January 1, 2005	10,511,000	$1.06
Granted	2,726,600	$6.10
Exercised	10,511,000	$1.06
Cancelled	—	—

Outstanding as of December 31, 2005	2,726,600	$6.10

Granted	2,160,901	$6.10
Exercised	364,581	$5.29
Cancelled	—	—

Outstanding as of December 31, 2006	4,522,920	$6.17

Granted	—	—
Exercised	4,522,920	$6.17
Cancelled	—	—

Outstanding as of December 31, 2007	—	—

C. Other Issuance and Cancellation of Restricted Common Stock

The Company entered into a consulting agreement for investment banking services in February 2007 and issued 20,000 shares of common stock as part of the consulting fee in August 2007. The Company recorded deferred consulting expenses of $260,000, based on the market value of the common stock at the date of grant, which has been and will be amortized over a one-year service period. Of the total value, $227,500 was amortized through December 31, 2007.

A total of 48,379 shares of common stock were issued to three of the Company’s independent directors in January 2007 for the services rendered by them through December 31, 2006. All the related stock compensation expense was fully accrued at the end of 2006.

In September, 2006, the Company issued 1,200,000 shares of restricted common stock to the former sole shareholder of GLP. The shares issued were part of the total consideration for the acquisition of GLP. See Note 11.

In April, 2006, the Company issued 30,000 shares of restricted common stock to a consulting firm for investment banking services rendered in 2006. The Company recorded deferred consulting expenses of $142,200, based on the market value of the common stock at the date of grant and the deferred consulting expenses were fully amortized as of December 31, 2007.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

During 2005, the Company issued 22,026 shares of restricted common stock to one of the Company’s independent directors for his service in 2005 according to a service agreement. The Company recorded expenses of $122,465 in connection with the issuance.

On July 24, 2005, the Company cancelled 152,000 shares that were wrongly issued to a shareholder. The cancellation was recorded as an adjustment to stockholders’ equity.

D. Stock Options

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

On April 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company’s principal executive officer, principal financial officer and certain other executives. Stock options for 660,000 shares of common stock were granted under the 2006 Plan and will vest ratably over a five year period. The company valued the stock options at $1,960,200 and recorded $261,360 of stock compensation expense through the year ended December 31, 2007. Of the total value, $1,698,840 has not yet been recognized and will be amortized over the requisite service period. The value of the option was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

On August 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company’s senior management and other executives. Stock options for 314,500 shares of common stock were granted to forty employees under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $742,220 and recorded $49,481 stock compensation expense for the year ended December 31, 2007. Of the total value, $692,739 has not yet been recognized and will be amortized over the requisite service period. The value of the options was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

The following table summarizes the stock options activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2005	43,097	$2.00
Granted	25,827	$2.00
Exercised	—	—
Cancelled	—	—

Outstanding as of December 31, 2005	68,924	$2.00

Granted	30,345	$2.00
Exercised	—	—
Cancelled	—	—

Outstanding as of December 31, 2006	99,269	$2.00

Granted	974,500	$10.03
Exercised	99,269	$2.00
Cancelled	—	—

Outstanding as of December 31, 2007	974,500	$10.03

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company’s assumptions used for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Expected term (years)	5	3
Expected volatility	19.3%	42.6%
Expected dividend yield	—	—
Risk-free interest rate	4.6%	4.6%

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54-$10.74	974,500	$10.03	5	—	—

	974,500			—

The weighted average fair value per share of the 974,500 options issued under the Plan is $2.77 per share. All the options granted in 2007 do not have intrinsic value.

E. Common Stock to be Issued

For the year ended December 31, 2007, the Company recorded general and administrative expenses of $285,333 for stock compensation in connection with the services rendered by the Company’s independent directors. A total of 26,580 shares of common stock are issuable to independent directors as of December 31, 2007. Common stock is expected to be issued at the beginning of 2008 pursuant to the service agreements with the Company’s independent directors.

At December 31, 2007, 204,000 shares of common stock were also issuable with respect to shares to be issued for warrants exercised before year end. The shares were subsequently issued on January 3, 2008.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 14 - COMMITMENTS

The Company did not have material capital commitments as of December 31, 2007.

The Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $1,174,753 within one year as of December 31, 2007.

As of December 31, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office in New York, Shenzhen and some regional representative offices in China of $226,253 within one year and $77,606 over one year.

Rental expense for the years ended December 31, 2007, 2006 and 2005 was $321,735, $317,828 and $184,570, respectively.

NOTE 15 - INCOME TAX

(a) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2007 due to the net operating loss carry forward in the United States. On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.

Prior to January 1, 2008, CIT rate applicable to our subsidiaries in the PRC range from 0% to 33%. GLP is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Three Happiness, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is considered a high technology company by the Chinese government. Boke also enjoys a favorable tax rate of 15% as it is located in a Western province of China. HSPL, HQPL and CCXA do not qualify for any tax concession and have a 33% tax rate.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. We believe some of the tax concession granted to eligible companies prior to the new CIT law will be grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released from the tax authorities where some of our subsidiaries are located, the Company adjusted deferred tax balances as of December 31, 2007 based on our best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

The Company’s tax expense differs from the “expected” tax expense as follows:

	Year Ended December 31,
	2007	2006	2005
Computed “expected” expense	$9,068,289	$7,396,243	$4,336,260
Permanent difference	(14,890)	20,672	64,610

Income tax expense	$9,053,399	$7,416,915	$4,400,870

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

The provisions for income taxes for the year ended December 31, 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Current	$8,840,665	$7,908,963	$4,729,945
Deferred	212,734	(492,048)	(329,075)

Total	$9,053,399	$7,416,915	$4,400,870

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets
Bad debt	$211,551	$204,636
Amortization	98,239	81,234
Other costs	801,840	1,011,508
Stock provision	289,511	330,711
Depreciation	97,340	169,064

Total deferred tax assets	1,498,481	1,797,153

Deferred tax liabilities
Over accrual of welfare	(146,154)	(152,562)
Amortization	(208,519)	(178,216)
Depreciation	(51,976)	(45,496)
Government grant	(887,633)	(830,475)
GLP acquisition	(3,590,384)	(3,275,593)
CCXA acquisition	(4,340,893)	—
Boke acquisition	(3,298,341)	—
Other	(97,280)	(98,356)

Total deferred tax liabilities	(12,621,180)	(4,580,698)

Net deferred tax liabilities	$(11,122,699)	$(2,783,545)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

(b) Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable balance of $3,722,621 and $1,869,984 at December 31, 2007 and 2006 respectively are included in Other Payables and Accrued Expenses in the accompanying consolidated balance sheets.

(c) Tax Holiday

Income before income tax expense was $52.0 million, $36.6 million and $17.8 million for 2007, 2006 and 2005 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for 2007 was $9.0 million.

The combined unaudited pro forma effects of the income tax expense exemption and reduction available to us are as follows:

	Year Ended December 31, (Unaudited)
	2007	2006
Tax holiday effect	$2,270,741	$769,608
Basic net income per share effect	$0.59	$0.45

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 16 - NON-CASH TRANSACTIONS

2007

Assets of $2,126,189 were transferred from construction in progress to property, plant and equipment at completion.

Issued 20,000 shares of common stock valued at $260,000 for investment banking services.

2006

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information.

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Year Ended December 31, 2007
REVENUES	$25,722,577	$33,913,234	$43,514,049	$57,332,523
GROSS PROFIT	$17,704,317	$23,702,749	$30,680,797	$39,030,034
NET INCOME	$6,446,267	$9,668,371	$11,943,627	$15,232,616
Basic net income per common share	$0.10	$0.15	$0.16	$0.21

Diluted net income per common share	$0.10	$0.15	$0.16	$0.20

Year Ended December 31, 2006
REVENUES	$19,086,901	$22,761,882	$27,075,059	$41,258,250
GROSS PROFIT	$12,289,186	$14,669,219	$17,701,814	$27,203,650
NET INCOME	$4,916,534	$5,827,221	$7,550,624	$10,906,767
Basic net income per common share	$0.08	$0.09	$0.12	$0.18

Diluted net income per common share	$0.08	$0.09	$0.12	$0.17