Form 10-Q
period 2008-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2008-05-07
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2008

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

Large accelerated filer              Accelerated filer    ☒            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of May 3, 2008
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,222,516

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31, 2008	DECEMBER 31, 2007
	UNAUDITED
CURRENT ASSETS
Cash and cash equivalents	$159,031,217	$166,410,075
Accounts receivable, net of reserve of $312,013 and $302,270 at March 31, 2008 and December 31, 2007, respectively	14,347,621	16,494,619
Inventories, net of provision for slow moving inventories	20,020,657	12,264,536
Advances to suppliers	4,900,335	4,309,352
Notes receivable	1,020,944	2,259,616
Refundable deposit	16,447,719	—
Other current assets	4,960,413	5,134,118

Total Current Assets	220,728,906	206,872,316

LONG-TERM ASSETS
Plant and equipment, net	49,889,005	48,496,760
Land use rights, net	47,962,086	46,310,240
Construction in progress	734,694	755,614
Deferred tax assets	1,735,743	1,498,481
Other intangible assets, net	26,833,875	26,972,166
Goodwill	22,566,767	22,566,768
Long-term investment and advance	249,481	242,551

Total Long-Term Assets	149,971,651	146,842,580

TOTAL ASSETS	$370,700,557	$353,714,896

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31, 2008	DECEMBER 31, 2007
	UNAUDITED
CURRENT LIABILITIES
Accounts payable	$4,041,111	$3,436,352
Other payables and accrued expenses	5,367,646	7,786,157
Taxes payable	2,203,855	2,843,719
Short-term bank loans	6,550,654	6,289,222
Current portion of long-term bank loans	2,895,954	2,374,565
Other liabilities	2,940,924	3,621,030
Deferred tax liability	232,572	109,733

Total Current Liabilities	24,232,716	26,460,778

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	845,398	1,263,483
Long-term notes payable	287,311	286,365
Deferred tax liabilities	15,480,108	12,621,180

Total Long-Term Liabilities	16,612,817	14,171,028

TOTAL LIABILITIES	40,845,533	40,631,806

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,222,516 and 77,991,935 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	78,222	77,992
Common stock to be issued	280,250	1,611,333
Additional paid-in capital	194,754,211	193,007,987
Retained earnings (the restricted portion of retained earnings is $15,920,417 and $15,910,685 at March 31, 2008 and December 31, 2007, respectively)	111,539,921	102,117,792
Accumulated other comprehensive income	23,201,420	16,266,986

Total Shareholders’ Equity	329,855,024	313,083,090

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$370,700,557	$353,714,896

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE

INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
REVENUES	$38,768,598	$25,722,577
COST OF GOODS SOLD	12,477,636	8,018,260

GROSS PROFIT	26,290,962	17,704,317

Selling and marketing	5,029,708	2,702,351
Advertising	4,394,341	3,822,911
General and administrative	3,912,683	2,933,066
Depreciation and amortization	977,210	333,462

Total operating expenses	14,313,942	9,791,790

INCOME FROM OPERATIONS	11,977,020	7,912,527
INTEREST INCOME, NET	16,847	17,759
OTHER (EXPENSE) INCOME, NET	(101,790)	39,084

INCOME BEFORE INCOME TAXES	11,892,077	7,969,370
INCOME TAXES	2,469,948	1,523,103

NET INCOME	9,422,129	6,446,267

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	6,934,434	810,798

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	6,934,434	810,798

COMPREHENSIVE INCOME	$16,356,563	$ 7,257,065

NET INCOME PER SHARE
BASIC	$0.12	$0.10
DILUTED	$0.12	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	78,191,242	64,608,561
DILUTED	78,192,795	66,545,541

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,422,129	$ 6,446,267
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,283,473	749,968
Amortization of deferred consulting expenses	56,500	115,800
(Reversal) provision of/for doubtful accounts	(2,764)	24,897
Changes in provision for slow moving inventories	(4,401)	(67,256)
Deferred taxes	2,744,506	172,782
Common stock to be issued for services	88,250	37,500
Stock option compensation expense	135,121	—
Equity in loss (income) from unconsolidated entity	1,061	(7,077)

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	2,149,762	646,660
Repayment of notes receivable	1,238,672	1,425,886
Inventories	(7,751,721)	(2,473,119)
Advances to suppliers	(381,814)	(597,775)
Prepaid expense and other receivables	3,248,851	19,458
Due from employees	579,185	233,066
Due from affiliated company	(3,241)	(16,394)
Increase (Decrease) In:
Accounts payable	606,495	582,014
Other payables and accrued expenses	(2,418,510)	(1,912,140)
Taxes payable	(639,865)	(1,033,981)
Customer deposits	(687,986)	930,346
Other liabilities	12,584	(742,285)

Net cash provided by operating activities	10,676,287	4,534,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(77,491)	(433,442)
Purchases of plant and equipment	(99,812)	(819,929)
Refundable deposit	(16,447,719)	—
Deposit for equity investment	(3,728,000)	—

Net cash used in investing activities	(20,353,022)	(1,253,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from/of short-term bank loans	697,530	—
Repayments of bank loans	(710,135)	(656,976)
Repayment of capital lease	(4,075)	(3,653)
Proceeds from exercise of warrants	—	2,359,120

Net cash (used in) provided by financing activities	(16,680)	1,698,491

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,693,415)	4,979,737
Effect of exchange rate changes on cash	2,314,557	677,937
Cash and cash equivalents, beginning of year	166,410,075	87,784,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,031,217	$93,442,093

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

NOTE 2—USE OF ESTIMATES

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES AND NEW PRONOUNCEMENT

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

Stock Based Compensation—The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

New Accounting Pronouncement—In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

NOTE 4—EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no other dilutive securities not included in the calculation of dilutive earnings per share other than those listed below.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2008	2007
Basic:
Income applicable to common shareholders	$9,422,129	$6,446,627
Weighted average shares outstanding during the period	78,191,242	64,608,561

Basic earnings per share	$0.12	$0.10

Diluted:
Income applicable to common shareholders	$9,422,129	$6,446,627
Weighted average shares outstanding during the period	78,191,242	64,608,561
Effect of dilutive securities:
Stock options	—	82,215
Warrants	1,553	1,854,765

Diluted weighted common shares outstanding	78,192,795	66,545,541

Diluted earnings per share	$0.12	$0.10

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, other receivables, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates, which approximate the current market rates.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

NOTE 6—FOREIGN CURRENCY TRANSLATION

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

	2008	2007
Quarter end RMB: US$ exchange rate	7.0222	7.7410
Average quarterly RMB: US$ exchange rate	7.1682	7.7792

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7—INVENTORIES

Inventories are summarized as follows:

	March 31, 2008	December 31, 2007
	Unaudited
Raw materials	$11,616,458	$7,509,497
Work in progress	3,999,545	2,685,053
Finished goods	4,647,458	2,307,413

	20,263,461	12,501,963
Less: provision for slow moving inventories	(242,804)	(237,427)

Inventories, net	$20,020,657	$12,264,536

NOTE 8—LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following:

	March 31, 2008	December 31, 2007
	Unaudited
Cost of land use rights	$50,180,304	$48,177,647
Less: Accumulated amortization	(2,218,218)	(1,867,407)

Land use rights, net	$47,962,086	$46,310,240

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

Amortization expense for the three months ended March 31, 2008 and 2007 was $267,623 and $184,111, respectively.

NOTE 9—OTHER INTANGIBLE ASSETS, NET

Other intangible assets include product licenses, trademarks, patents and proprietary technology. The cost of the product licenses are amortized over their estimated useful lives of 10 to 12 years; the cost of trademarks are amortized over their registered useful lives of 4 to 10 years; the cost of patents are amortized over their protection period of 7 to 8 years and the cost of proprietary technology are amortized over their protection period of 10 years. Other intangible assets are summarized as follows:

	March 31, 2008	December 31, 2007
	Unaudited
At cost:
Product licenses	$16,397,101	$15,742,705
Trademarks	10,306,054	9,894,747
Patents	3,399,785	3,264,102
Proprietary technology	274,925	263,954

	30,377,865	29,165,508
Less: Accumulated amortization	(3,543,990)	(2,193,342)

Other intangible assets, net	$26,833,875	$26,972,166

Amortization expense for the three months ended March 31, 2008 and 2007 was $1,233,830 and $24,103, respectively.

NOTE 10—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
At cost:	Unaudited
Buildings	$42,667,267	$41,017,380
Machinery and equipment	18,814,422	17,949,890
Motor vehicles	1,374,965	1,320,091
Office equipment	1,229,693	1,137,140
Other equipment	528,013	446,326
Leasehold improvement	112,852	108,348

	64,727,212	61,979,175

Less: Accumulated depreciation
Buildings	(3,713,641)	(3,305,219)
Machinery and equipment	(9,527,660)	(8,774,745)
Motor vehicles	(786,476)	(694,256)
Office equipment	(585,145)	(510,926)
Other equipment	(138,789)	(118,528)
Leasehold improvement	(86,496)	(78,741)

	(14,838,207)	(13,482,415)

Plant and equipment, net	$49,889,005	$48,496,760

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

Depreciation expense for the three months ended March 31, 2008 and 2007 was $782,020 and $541,754, respectively. As of March 31, 2008, the net book value of plant and equipment pledged as collateral for a bank loan was $13,312,739. See Note 11.

NOTE 11—DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 7.098% to 7.545% per annum. Long-term bank loans include a mortgage loan with 5.5% interest per annum and is repayable over 15 years. The current portion of the long-term bank loans also includes a bank loan from Changchun Xinan Pharmaceutical Company Ltd (“CCXA”) which bears 7.839% interest per annum, and is repayable by June 2008. All the short-term and long term bank loans are secured by fixed assets and land use rights owned by the Company. Also see Notes 8 and 10.

Notes payable have interest rates ranging from 6.30% to 7.06% per annum. Notes payable are unsecured and repayable over one year.

Interest expense for the three months ended March 31, 2008 and 2007 was $201,249 and $214,302, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY

A. Warrants

Certain warrants to purchase common stock of the Company were issued in November 2005 in a private placement. The investors are entitled to purchase an aggregate of 3,750,000 shares of common stock at an exercise price of $6.50 per share. All outstanding warrants were exercised and the Company received all the proceeds for the exercise of warrants before December 31, 2007. Common stock to be issued for the exercise of warrants (204,000 shares) were issued on January 3, 2008.

B. Stock Options

On April 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company’s principal executive officer, principal financial officer and certain other executives. Stock options for 660,000 shares of common stock were granted under the 2006 Plan and will vest ratably over a five year period. The company valued the stock options at $1,960,200 and recorded $261,360 of stock compensation expense through the year ended December 31, 2007 and $98,010 for three month ended March 31, 2008. Of the total value, $1,600,830 has not yet been recognized and will be amortized over the requisite service period. The value of the option was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

On August 20, 2007, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to the Company’s senior management and other executives. Stock options for 314,500 shares of common stock were granted to forty employees under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $742,220 and recorded $49,481 stock compensation expense for the year ended December 31, 2007 and $37,111 for three month ended March 31, 2008. Of the total value, $655,628 has not yet been recognized and will be amortized over the

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

requisite service period. The value of the options was estimated using the Black Scholes Model with an expected volatility of 19.3%, expected life of 5 years and risk-free interest rate of 4.6%.

The following table summarizes the stock options activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2008	974,500	$10.03
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding as of March 31, 2008	974,500	$10.03

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54-$10.74	974,500	$10.03	4	—	—

	974,500			—

The weighted average fair value per share of the 974,500 options issued under the Plan is $2.77 per share. All the options granted in 2007 do not have intrinsic value.

C. Common Stock to be Issued

For the quarter ended March 31, 2008, the Company recorded general and administrative expenses of $88,250 for stock compensation in connection with the services rendered by the Company’s independent directors. A total of 8,370 shares of common stock are issuable to independent directors as of March 31, 2008.

In February 2008, the Company signed a new consulting agreement and agreed to issue 20,000 shares of common stock as part of the consulting fee. The Company recorded deferred consulting expenses of $192,000, based on the market value of the common stock at the date of grant, which has been and will be amortized over a one-year service period. Of the total value, $24,000 was amortized through March 31, 2008.

NOTE 13—COMMITMENTS

As of March 31, 2008, the Company entered into an unconditional capital commitment for construction of manufacturing facilities in Harbin, PRC and Hong Kong for $114,024 within one year and $1,296,362 after one year.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

As of March 31, 2008, the Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $1,510,651 within one year and $846,113 after one year.

As of March 31, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office in Shenzhen and some regional representative offices in China of $140,384 within one year and $52,494 after one year.

NOTE 14—REPORTING SEGMENTS

The Company operates in one operating segment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company develops, manufactures and commercializes both pharmaceutical products and nutraceutical products, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information to decide how to allocate resources and to assess performance.

For the three months ended March 31, 2008 and 2007, the Company’s revenue from pharmaceutical products and nutraceutical products, are as follows:

	Three Months Ended March 31,
	2008	2007
Pharmaceutical Products	$31,859,382	$18,563,673
Nutraceutical Products	6,909,216	7,158,904

TOTAL	$38,768,598	$25,722,577

NOTE 15—INCOME TAX

(a) Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended March 31, 2008 due to the net operating loss carry forward in the United States. On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.

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

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released from the tax authorities where some of our subsidiaries are located, the Company adjusted deferred tax balances as of March 31, 2008 based on our best estimates and will continue to assess the

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

The Company’s tax expense differs from the “expected” tax expense as follows:

	Three Months Ended March 31,
	2008	2007
Computed “expected” expense	$2,502,441	$1,513,767
Permanent difference	(32,493)	9,336

Income tax expense	$2,469,948	$1,523,103

The provisions for income taxes are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Current	$2,549,139	$1,842,368
Deferred	(79,191)	(319,265)

Total	$2,469,948	$1,523,103

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities are as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets	Unaudited
Bad debt	$222,532	$211,551
Amortization	141,071	98,239
Other costs	1,027,160	801,840
Stock provision	270,727	289,511
Depreciation	74,253	97,340

Total deferred tax assets	1,735,743	1,498,481

Deferred tax liabilities
Over accrual of welfare	(167,960)	(146,154)
Amortization	(233,908)	(208,519)
Depreciation	(79,839)	(51,976)
Government grant	(924,530)	(887,633)
GLP acquisition	(3,739,630)	(3,590,384)
CCXA acquisition	(4,533,285)	(4,340,893)
Boke acquisition	(3,305,220)	(3,298,341)
Others	(184,258)	(97,280)
Other comprehensive income	(2,311,478)	—

Total deferred tax liabilities	(15,480,108)	(12,621,180)

Net deferred tax liabilities	$(13,744,365)	$(11,122,699)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of March 31, 2008

(UNAUDITED)

All deferred tax assets are long-term in nature. Included in the total deferred tax liability listed above, $232,572 was short-term deferred tax liability.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

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

The VAT payable balance of $2,602,238 and $3,722,621 at March 31, 2008 and December 31, 2007 respectively are included in Other Payables and Accrued Expenses in the accompanying condensed consolidated balance sheets.

NOTE 16—SUBSEQUENT EVENTS

On April 5, 2008, the Company formed a strategic alliance with China Aoxing Pharmaceutical Company, Inc. (“China Aoxing”), a China-based pharmaceutical company specializing in research, development, manufacturing and distribution of narcotic and pain-management products, to jointly commercialize and develop narcotic and pain-management products in China. As part of the alliance, the Company made an equity investment of $18.0 million in China Aoxing for approximately 38% of ownership. The Company will use the equity accounting method to account for the operating results of China Aoxing upon closing of the transaction. The Company paid $3,728,000 as deposit for this investment and it was included in other current assets on the balance sheet as of March 31, 2008.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007 filed by the Company with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for 2007 filed with the SEC.

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

At March 31, 2008, the Company provided a $312,013 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at March 31, 2008 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2008, the Company provided an allowance against its inventories amounting to $242,804. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RECENT ACCOUNTING PRONOUNCEMENT

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
REVENUES	$38,768,598	$25,722,577	100%	100%
COST OF GOODS SOLD	12,477,636	8,018,260	32.18	31.17

GROSS PROFIT	26,290,962	17,704,317	67.82	68.83
Selling and marketing	5,029,708	2,702,351	12.97	10.51
Advertising	4,394,341	3,822,911	11.33	14.86
General and administrative	3,912,683	2,933,066	10.09	11.40
Depreciation and amortization	977,210	333,462	2.52	1.30

Total operating expenses	14,313,942	9,791,790	36.92	38.07
INCOME FROM OPERATIONS	11,977,020	7,912,527	30.89	30.76
Interest income, net	16,847	17,759	0.04	0.07
Other (expense) income, net	(101,790)	39,083	0.26	0.15

INCOME BEFORE INCOME TAXES	11,892,077	7,969,369	30.67	30.98
Income taxes	2,469,948	1,523,102	6.37	5.92

NET INCOME	$9,422,129	$6,446,267	24.30%	25.06%

NET INCOME PER SHARE
BASIC	$0.12	$0.10

DILUTED	$0.12	$0.10

Revenues

Revenues for the first quarter of 2008 were $38,768,598, an increase of $13,046,021 over revenues for the First quarter of 2007. Revenues by product categories were as follows:

Product	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical Products	$31,859,382	$18,563,673	$13,295,709	71.62%
Nutraceutical Products	6,909,216	7,158,904	(249,688)	(3.49%)

TOTAL	$38,768,598	$25,722,577	$13,046,021	50.72%

Sales of our pharmaceutical products increased by $13,295,709, or 72%, as compared to the same period during 2007 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $9,661,272 during the first quarter of 2007 to $10,633,403 in the same period of 2008, or a 10% increase. This is primarily due to the increase in sales of our Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel supported by our continuous marketing efforts, increasing brand recognition and effective pricing strategy as well as expanding coverage to the previously unaddressed rural market;

•

The sales of our OTC pharmaceutical products increased from $8,902,402 to $21,225,979, or a 138% increase. This was attributable to the increase in sales of our Jinji series and Jinji Yimucao product that was launched early 2007 as a result of improved recognition of our new product supported by our marketing campaigns; and

•

Our newly acquired CCXA and Boke have contributed $4,322,453 and $5,717,119 to our revenue for the quarter ended March 31, 2008, respectively. CCXA and Boke were not our subsidiaries during the first quarter of last year.

However, sales from our nutraceutical products decreased to $6,909,216 in the first quarter of 2008 from $7,158,904 in the same period during 2007, representing a decrease of 3%. This was mainly due to the decrease in sales of our Compound bio-functional beverage products. This was primarily due to additional resources and focus placed on selling pharmaceutical products. The Compound bio-functional beverage is also our old product and it is at the end of its product life cycle. We reduced our marketing efforts promoting our nutraceutical products during the quarter.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $12,477,636 for the three months ended March 31, 2008, compared to $8,018,260 for the three months ended March 31, 2007. Expressed as a percentage of revenues, cost of goods sold was 32.18% for the three months ended March 31, 2008, compared to 31.17% for the three months ended March 31, 2007. The increase in cost of goods sold as a percentage of revenues was mainly attributed to the integration of CCXA which has lower gross margins. Cost of goods sold for the quarters ended March 31, 2008 and 2007 by product categories were as follows:

Product	Three Months Ended March 31,		Increase	Increase
	2008	2007
Pharmaceutical Products	$9,789,635	$5,473,490	$4,316,145	79%
Nutraceutical Products	2,688,001	2,544,770	143,231	6%

TOTAL	$12,477,636	$8,018,260	$4,459,376	56%

The cost of goods sold of pharmaceutical products and nutraceutical products increased by 79% and 6%, respectively, in the three months ended March 31, 2008 compared to the same period of 2007. These increases were attributed by our increase in sales.

Gross profit as a percentage of net revenues decreased from 68.83% in the comparable period of the prior year to 67.82% in the third quarter of 2008 due to the increase in cost of goods sold as a percentage of revenues discussed above.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $2,702,351 in the three months ended March 31, 2007 to $5,029,708 in the same period of 2008, representing an increase of 86%. The details of our selling and marketing expenses are as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Payroll	$1,413,222	$618,120	$795,102	129%
Promotional materials and fees	1,398,706	524,938	873,768	166%
Shipping	846,077	438,134	407,943	93%
Traveling	835,791	340,308	495,483	146%
Offices supplies	199,719	98,493	101,226	103%
Sales conference	176,703	489,417	(312,714)	(64%)
Other	159,490	192,941	(33,451)	(17%)

TOTAL	$5,029,708	$2,702,351	$2,327,357	86%

The increase in selling and marketing expenses in the quarter ended March 31, 2008 compared to the same quarter during 2007 was primarily due to the following factors:

•

The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the first three month of 2008 to support future growth of our businesses as well as the integration of CCXA and Boke. CCXA and Boke were not our subsidiaries during the same period last year. The new labor law effective from January 1, 2008 also contributed to the increase.

•

Promotional materials and fees increased 166% from $524,938 to $1,398,706 during the first quarter of 2008 as compared to the same quarter of 2007. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•	The increase in traveling expenses reflect increased spending in marketing conferences to increase market awareness of our brand and products.

Advertising

Advertising expenses increased by $571,430, from $3,822,911 in the first quarter of 2007 to $4,394,341 in the same quarter of 2008. The increase in advertising expenses resulted from an increase in promotional efforts to promote AOBO’s brand, GLP’s Jinji and Yi Mu Cao product series as well as the integration of our new subsidiaries CCXA and Boke.

Advertising expenses as a percentage of revenues decreased from 15% in the first quarter of 2007 to 11% in the same quarter of 2008. As the general advertising cost on media in China continue to increase, we decreased media advertising activities but increased other promotional activities and direct sales effort to support the continuous growth of our revenue.

General and Administrative

General and administrative expenses increased from $2,933,066 in the first quarter of 2007 to $3,912,683 in the same quarter of 2008, or a 33% increase. The details of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Professional fees—accounting	$758,001	$530,488	$227,513	43%
Payroll	743,307	442,799	300,508	68%
Staff welfare and insurance	324,412	107,377	217,035	202%
Trip and traveling	261,461	264,250	(2,789)	(1%)
Stock compensation—directors	223,371	37,500	185,871	496%
Research and development	215,435	176,496	38,939	22%
Directors’ remuneration	180,000	129,250	50,750	39%
Office supplies	178,572	204,619	(26,047)	(13%)
Vehicles and utilities	162,911	78,926	83,985	106%
Office rental	60,559	95,932	(35,373)	(37%)
Investors relation and listing expenses	59,651	95,423	(35,772)	(37%)
Stock compensation—consultants	56,500	115,800	(59,300)	(51%)
Professional fees—legal and consulting	51,297	144,375	(93,078)	(64%)
Provision for bad debts	(2,764)	(6,279)	3,515	(56%)
Miscellaneous	639,970	516,110	123,860	24%

TOTAL	$3,912,683	$2,933,066	$979,617	33%

The increase in general and administrative expenses in the three months ended March 31, 2008 compared to the same period during 2007 was primarily due to the following factors:

•	Accounting related professional fees increased from $530,488 to $758,001 or 43%, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited.

•

Payroll expenses increased by $300,508, or 68% compared with the first quarter during 2007, as a result of the hiring of new administrative employees and the integration of CCXA and Boke. The new labor law effective from January 1, 2008 also contributed to the increase.

•	Staff welfare and insurance increased by $217,035 or 202% from the first quarter of 2007. This was due to the increase in number of employees that incurred more welfare and related insurance cost.

•

Directors’ remuneration and stock compensation increased by $50,750 and $185,871, or 39% and 496% respectively, as compared to the same quarter during 2007. This was mainly a result of new stock awards granted in April 2007.

•

We made specific provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. We reversed $4,749 provision for bad debts during the quarter.

•

Other expenses increased by $123,860 during the first quarter of 2008 compared with the same quarter of 2007. This increase was primarily due to increases in local taxes and consumable amortization expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $643,748, or 193%, in the quarter ended March 31, 2008 compared to the same quarter during 2007. The increase was due to the integration of Boke with the net book value of $4,157,671 in fixed assets and $21,802,420 in intangible assets as well as the integration of CCXA with the net book value of $10,910,887 in fixed assets and $17,051,517 in intangible assets. Boke and CCXA were not our subsidiaries during the first quarter of 2007.

Interest Income, Net

Net interest income was $16,847 for the three months ended March 31, 2008, compared to net interest expense of $17,759 for the three months ended March 31, 2007. Increase in net interest income for the first quarter of 2008 was the result of more interest income generated from the proceeds from the sale of common stock in June 2007 and our operations.

Other Income (expense), Net

Other expense was $101,790 for the three months ended March 31, 2008 compared to a net income of $39,084 for the three months ended March 31, 2007. Other expense consisted mainly of the currency exchange loss incurred during the period.

Income Taxes

Income tax expense for the quarter ended March 31, 2008 was $2,469,948, compared to $1,523,103 for the quarter ended March 31, 2007. The Company’s effective tax rate for this quarter was 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at March 31, 2008, was $159,031,217, representing a decrease of $7,378,858 or 4%, compared with our cash balance of $166,410,075 at December 31, 2007. The decrease was mainly attributable to cash used in deposit for equity investment and refundable deposit for potential acquisitions.

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

Cash Flow

Cash flows from operations during the three months ended March 31, 2008 amounted to $10,676,287, compared with cash flows from operations of $4,534,617 in the same period of 2007. The increased cash flow was primarily due to an increase in our net income by 46%, to $9,422,129 in the first three months of 2008, compared with net income of $6,446,267 in the same period last year. The increase was also due to the increase in our accounts receivable of $2,149,762, repayment of notes receivable of $1,238,672 and accounts payable of $606,495 as well as a decrease in prepaid expenses and other receivables of $3,248,851. The increased cash flow was offset by an increase in our inventories of $7,751,721 to support our increased purchase and production activities. The increase was also offset in part by a decrease in other payables and accrued expenses by $2,418,510, customer deposits of $687,986 and taxes payable of $639,865 during the three months ended March 31, 2008.

Our cash flows used in investing activities amounted to $20,353,022 for the three months ended March 31, 2008. During that period, we paid $16,447,719 as a deposit for potential acquisitions and $3,728,000 as a deposit for the China Aoxing equity investment. We also paid $99,812 for purchases of plant and equipment and spent $77,491 for construction in progress.

Our cash flows used in financing activities amounted to $16,680 for the three months ended March 31, 2008. During that period, we repaid $710,135 of bank loans and received $697,530 from short-term bank loans.

Working Capital

Our working capital increased by $16,084,652 to $196,496,190 at March 31, 2008 as compared to $180,411,538 at December 31, 2007, primarily due to our increase in inventories of $7,756,121, advances to suppliers of $7,318,383, other current assets of $9,546,614 and partly offset by a decrease in cash of $7,378,858, accounts receivable of $2,146,998 and an increase of $604,759 in accounts payable as well as the $521,389 current portion of long-term loans. The increase in inventory was mainly due to our maintaining higher inventory levels to prepare for increased operating activities as well as the integration of CCXA and Boke. The decrease in cash was the result of more operational activities that demanded cash during the first quarter of 2008.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. There is no identifiable expansion plan as of March 31, 2008, but from time to time, we may identify new expansion and acquisition opportunities for which there will be a need to use cash. As of the date of this report, there is no material use for these opportunities.

ISSUANCE OF COMMON STOCK

None.

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2008 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 7.1682 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $6,934,434 during the three months ended March 31, 2008. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

I TEM 4—CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of auditing standards and applicable U.S. rules. The Company’s internal audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission. The audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the internal audit group.

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

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 1A—RISK FACTORS

In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed new risks and material changes from risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes or new risks during the quarter ended March 31, 2008 to be disclosed. We hereby incorporate by reference the risk factors set forth in Item 1A of the Annual Report of Form 10-K for the year ended December 31, 2007.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the period covered by this report.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5—OTHER	INFORMATION

Not applicable.

ITEM 6—EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a—14(a) of the Securities Exchange Act, as amended

31.2	Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a—14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/S/ TONY LIU
TONY LIU CHAIRMAN AND CHIEF EXECUTIVE OFFICER DATED: March 07, 2008

/S/ YANCHUN LI
YANCHUN LI CHIEF FINANCIAL OFFICER DATED: March 07, 2008