Form 10-Q
period 2008-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2008-08-11
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of August 6, 2008
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,249,264

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2008 (UNAUDITED)	DECEMBER 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$144,473,275	$166,410,075
Accounts receivable, net of reserve of $176,962 and $302,270 at June 30, 2008 and December 31, 2007, respectively	17,332,076	16,494,619
Inventories, net	18,968,955	12,264,536
Advances to suppliers	2,984,896	4,309,352
Notes receivable	691,872	2,259,616
Refundable deposit	6,368,222	—
Other current assets	534,169	5,134,118

Total Current Assets	191,353,465	206,872,316

LONG-TERM ASSETS
Plant and equipment, net	50,561,819	48,496,760
Land use rights, net	48,732,647	46,310,240
Deposit for long-term assets	34,852,986	—
Construction-in-progress	776,947	755,614
Deferred tax assets	1,866,111	1,498,481
Other intangible assets, net	26,232,600	26,972,166
Goodwill	22,566,768	22,566,768
Investment and advances in unconsolidated entities	19,318,730	242,551
Other long-term assets	290,000	—

Total Long-Term Assets	205,198,608	146,842,580

TOTAL ASSETS	$396,552,073	$353,714,896

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30, 2008 (UNAUDITED)	DECEMBER 31, 2007
CURRENT LIABILITIES
Accounts payable	$4,671,462	$3,436,352
Other payables and accrued expenses	8,281,952	7,786,157
Taxes payable	3,766,436	2,843,719
Short-term bank loans	6,694,025	6,289,222
Current portion of long-term bank loans	2,958,324	2,374,565
Other liabilities	2,711,988	3,621,030
Deferred tax liabilities	358,529	109,733

Total Current Liabilities	29,442,716	26,460,778

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	828,879	1,263,483
Long-term notes payable	296,668	286,365
Deferred tax liabilities	16,713,352	12,621,180

Total Long-Term Liabilities	17,838,899	14,171,028

TOTAL LIABILITIES	47,281,615	40,631,806

COMMITMENTS
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,249,264 and 77,991,935 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	78,249	77,992
Common stock to be issued	182,332	1,611,333
Additional paid-in capital	195,253,082	193,007,987
Retained earnings (the restricted portion of retained earnings is $15,910,685 at June 30, 2008 and December 31, 2007, respectively)	125,399,613	102,117,792
Accumulated other comprehensive income	28,356,182	16,266,986

Total Shareholders’ Equity	349,270,458	313,083,090

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$396,552,073	$353,714,896

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES	$59,010,005	$33,913,234	$97,778,603	$59,662,608
COST OF GOODS SOLD	18,928,447	10,210,485	31,406,083	18,240,539

GROSS PROFIT	40,081,558	23,702,749	66,372,520	41,422,069

Selling and marketing	7,687,892	3,886,564	12,717,600	6,590,035
Advertising	7,452,231	5,412,510	11,846,572	9,237,855
General and administrative	5,253,274	2,557,805	9,165,957	5,495,949
Depreciation and amortization	1,010,461	341,562	1,987,671	675,836

Total operating expenses	21,403,858	12,198,441	35,717,800	21,999,675

INCOME FROM OPERATIONS	18,677,700	11,504,308	30,654,720	19,422,394

EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	(640,008)	3,888	(641,067)	11,000
INTEREST INCOME (EXPENSE), NET	(30,616)	43,048	(13,769)	17,238
OTHER INCOME (EXPENSE), NET	(255,770)	56,952	(356,502)	131,958

INCOME BEFORE INCOME TAXES	17,751,306	11,608,196	29,643,382	19,582,590
INCOME TAXES	3,891,614	1,939,825	6,361,562	3,464,773

NET INCOME	13,859,692	9,668,371	23,281,820	16,117,817

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain, net of tax	5,154,761	1,468,243	12,089,196	2,279,042

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	5,154,761	1,468,243	12,089,196	2,279,042

COMPREHENSIVE INCOME	$19,014,453	$11,136,614	$35,371,016	$18,396,859

NET INCOME PER SHARE
BASIC	$0.18	$0.15	$0.30	$0.25

DILUTED	$0.18	$0.15	$0.30	$0.24

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	78,223,659	65,144,311	78,207,405	64,877,916
DILUTED	78,223,659	66,600,080	78,208,181	66,483,294

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,281,820	$16,117,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,641,379	1,515,934
Loss on disposal of plant and equipment	(7,657)	—
Amortization of deferred consulting expenses	104,500	264,100
Provision (reversal) for doubtful accounts	(140,250)	50,398
Provision (reversal) for slow moving inventories	(175,627)	(75,239)
Deferred taxes	714,100	192,865
Common stock to be issued for services	250,333	108,833
Stock option compensation expense	374,019	65,340
Equity income from unconsolidated entities	641,101	(10,999)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(697,207)	(777,050)
Notes receivable	1,567,744	2,543,005
Inventories	(6,538,693)	(1,371,699)
Advances to suppliers	1,324,457	(1,453,861)
Other assets	1,208,187	365,544
Increase (Decrease) In:
Accounts payable	1,235,110	734,805
Other payables and accrued expenses	495,796	(1,897,810)
Taxes payable	922,717	(461,975)
Customer deposits	(2,253,528)	(108,091)
Other liabilities	1,426,448	205,524

Net cash provided by operating activities	28,374,749	16,007,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(223,742)	(488,063)
Purchases of plant and equipment	(391,877)	(953,637)
Purchases of other intangible assets	(95,900)	—
Refundable deposit	(2,888,960)	—
Deposit for long-term assets	(34,852,986)	—
Cost of investment in unconsolidated entity	(18,000,000)	—
Due from affiliated company	(1,657,535)	—

Net cash used in investing activities	(58,111,000)	(1,441,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	3,524,627	1,920,680
Prepayments of short-term bank loans	(3,551,083)	(1,938,641)
Repayment of notes payable	(61,951)	—
Repayments of capital lease	(10,011)	(7,355)
Deferred financing costs	(290,000)	—
Payment for offering expense	—	(25,121)
Cash contribution from shareholder	—	150,900
Proceeds from exercise of warrants	—	3,960,164

Net cash provided by financing activities	(388,418)	4,060,627

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,124,669)	18,626,368
Effect of exchange rate changes on cash	8,187,869	2,039,014
Cash and cash equivalents, beginning of period	166,410,075	87,784,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,473,275	$108,449,801

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

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

Revenue Recognition—Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company, which tends to have very low turnover. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

New Accounting Pronouncement—In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case, we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company has 132,000 outstanding vested stock options, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive.

Basic and diluted earnings per share are calculated as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Basic:
Income applicable to common shareholders	$13,859,692	$9,668,371	$23,281,820	$16,117,817

Weighted average shares outstanding	78,223,659	65,144,311	78,207,405	64,877,916

Basic earnings per share	$0.18	$0.15	$0.30	$0.25

Diluted:
Income applicable to common shareholders	$13,859,692	$9,668,371	$23,281,820	$16,117,817

Weighted average shares outstanding	78,223,659	65,144,311	78,207,405	64,877,916
Effect of dilutive securities:
Stock options	—	79,833	—	81,083
Warrants	—	1,375,936	776	1,524,295

Diluted weighted average shares outstanding	78,223,659	66,600,080	78,208,181	66,483,294

Diluted earnings per share	$0.18	$0.15	$0.30	$0.24

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

NOTE 6 – FOREIGN CURRENCY TRANSLATION

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People’s Republic of China

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

(“PRC”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	2008	2007
Quarter end RMB : US$ exchange rate	6.8718	7.6248
Average quarterly RMB : US$ exchange rate	6.9470	7.6829

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 – INVENTORIES

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$9,019,346	$7,509,497
Work-in-progress	3,595,827	2,685,053
Finished goods	6,391,910	2,307,413

	19,007,083	12,501,963
Less: provision for slow moving inventories	(38,128)	(237,427)

Inventories, net	$18,968,955	$12,264,536

NOTE 8 – LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Unaudited)
Cost of land use rights	$51,278,578	$48,177,647
Less: Accumulated amortization	(2,545,931)	(1,867,407)

Land use rights, net	$48,732,647	$46,310,240

Amortization expense for the three months ended June 30, 2008 and 2007 was $276,143 and $186,421, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $543,766 and $370,993, respectively. As of June 30, 2008, the net book value of land use rights pledged as collateral was $26,357,706. See Note 13.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets include product licenses, trademarks, patents and proprietary technology. The cost of the product licenses are amortized over their estimated useful lives of 10 to 12 years; the cost of trademarks are amortized over their registered useful lives of 4 to 10 years; the cost of patents are amortized over their

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

protection period of 7 to 8 years; the cost of proprietary technology are amortized over their protection period of 10 years and the cost of software are amortized over their estimated useful life of 10 years. Other intangible assets are summarized as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Product licenses	$16,792,357	$15,742,705
Trademarks	10,531,618	9,894,747
Patents	3,474,195	3,264,102
Proprietary technology	280,942	263,954
Software	62,605	—

	31,141,717	29,165,508
Less: Accumulated amortization	(4,909,117)	(2,193,342)

Other intangible assets, net	$26,232,600	$26,972,166

Amortization expense for the three months ended June 30, 2008 and 2007 was $1,273,624 and $24,405, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $2,507,195 and $48,568, respectively.

NOTE 10 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$43,565,376	$41,017,380
Machinery and equipment	19,303,280	17,949,890
Motor vehicles	1,531,885	1,320,091
Office equipment	1,300,983	1,137,140
Other equipment	545,497	446,326
Leasehold improvement	115,322	108,348

	66,362,343	61,979,175

Less : Accumulated depreciation
Buildings	(4,071,352)	(3,305,219)
Machinery and equipment	(9,956,040)	(8,774,745)
Motor vehicles	(868,810)	(694,256)
Office equipment	(653,012)	(510,926)
Other equipment	(158,343)	(118,528)
Leasehold improvement	(92,967)	(78,741)

	(15,800,524)	(13,482,415)

Plant and equipment, net	$50,561,819	$48,496,760

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

Depreciation expense for the three months ended June 30, 2008 and 2007 was $808,138 and $553,290, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,590,158 and $1,096,373, respectively. As of June 30, 2008, the net book value of plant and equipment pledged as collateral for a bank loan was $13,475,626. See Note 13.

NOTE 11 – INVESTMENTS AND ADVANCES IN UNCONSOLIDATED ENTITIES

Long-term investment and advance include our equity investment in China Aoxing Pharmaceutical Company, Inc. (“China Aoxing”) from April 15, 2008 and Guanxi Qili Color Printing Co Ltd. (“Qili”). China Aoxing is a China-based pharmaceutical company specializing in research, development, manufacturing and distribution of narcotic and pain-management products in China. Qili is a colour printing company focusing on the printing of external packaging materials. The Company, and through its subsidiary, owns 38% equity interest in China Aoxing and 40% equity interest in Qili. Both investments are accounted for using equity accounting method and the cost of investments approximate our estimate of the underlying equity in net assets at time of the investments. If the final valuation derives different amounts from our estimate, we will adjust these amounts to goodwill. The following table summarizes the long-term investment and advances as of June 30, 2008:

	June 30, 2008	December 31, 2007
	(Unaudited)
Cost of investment:
China Aoxing	$18,000,000	$—
Qili	86,067	86,067

Share of equity income (loss):
China Aoxing	(641,215)	—
Qili	36,172	28,672

Advances:
China Aoxing	1,741,400	—
Qili	96,306	127,812

Long-term investment and advances	$19,318,730	$242,551

The advance to China Aoxing is a partial payment of a RMB30 million, or approximately US$4.3 million, convertible promissory note from China Aoxing. As of June 30, 2008, RMB18 million, or approximately US$2.6 million of the note payment was still outstanding. The note bears interest at a rate of 8% payable quarterly in arrears and matures in one year. China Aoxing may elect to make the quarterly loan payments in cash or to convert the payments into shares of its common stock. The Company also has the option to receive payment in shares of China Aoxing’s common stock if China Aoxing is either unable to repay the loan in cash or consents to the conversion of its payment obligations into shares of its common stock.

NOTE 12 – DEPOSIT FOR LONG-TERM ASSETS

Deposit for long term assets is a refundable deposit to acquire a land use right and buildings located in the PRC. The long-lived or physical assets to be acquired will be for use in the Company’s normal business operations and is not intended for resale by the Company. The deposit will be reclassified to the respective accounts under the long lived assets upon the transfers of legal title.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

NOTE 13 – DEBT

Short-term bank loans are obtained from local banks with interest rates ranging from 7.098% to 7.511% per annum. Long-term bank loans include a mortgage loan with 5.5% interest per annum and is repayable over 15 years. The current portion of the long-term bank loans also includes a bank loan from Changchun Xinan Pharmaceutical Company Ltd (“CCXA”) which bears interest from 8.19% to 8.541% per annum, and is repayable by June 2009. All the short-term and long term bank loans are secured by fixed assets and land use rights owned by the Company. Also see Notes 8 and 10.

Notes payable have interest rates ranging form 7.056% to 7.83% per annum. All notes payable are non-secured and repayable over one year.

Interest expense for the three months ended June 30, 2008 and 2007 was $200,503 and $213,961, respectively. Interest expense for the six months ended June 30, 2008 and 2007 was $393,741 and $441,119, respectively.

NOTE 14 – SHAREHOLDERS’ EQUITY

A. Issuance of Common stock

The Company entered into two consulting agreements during the first six months of 2008 and issued 26,748 shares of common stock as part of the consulting fees. The Company recorded a total of deferred consulting expenses of $260,000, based on the market value of the common stock at the date of grants, which has been and will be amortized over a one-year service period. Of the total value, $140,000 was amortized through June 30, 2008.

B. Stock Options

As part of the 2008 Compensation review and analysis, on April 9, 2008 the Compensation Committee of the Board of Directors of the Company approved grant of stock options to the Company’s principal executive officer, principal financial officer and certain other executives. Stock options for 1,137,257 shares of common stock at a per share exercise price of $8.35 were granted under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $1,990,200. The value of the options was estimated using the Black Scholes Model with an expected volatility of 18.9%, expected life of 5 years and risk-free interest rate of 1.95%.

On May 23, 2008, the Company granted stock options for 100,000 shares of common stock at a per share exercise price of $11.20 to a Company’s senior member of management under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $256,000. The value of the options was estimated using the Black Scholes Model with an expected volatility of 18.9%, expected life of 5 years and risk-free interest rate of 2.7%.

The Company recorded total stock option compensation expenses of $238,898 and $374,019 for the three and six month period ended June 30, 2008. Of the total value of the old and new option grants, $4,263,760 has not yet been recognized and will be amortized over the requisite service period.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2008	974,500	$10.03
Granted	1,237,257	$8.58
Exercised	—	—
Cancelled	—	—

Outstanding as of June 30, 2008	2,211,757	$9.22

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54-$10.74	974,500	$10.03	4	132,000	$10.74
$8.35-$11.20	1,237,257	$8.58	5	—	—

	2,211,757			—

The weighted average fair value per share of the 2,211,757 options issued under the Plan is $2.24 per share. All the options granted have no intrinsic value at June 30 2008. As of June 30, 2008, the Company has 132,000 outstanding vested stock options, with an exercise price above market, are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the three and six month period ended June 30, 2008, the Company recorded general and administrative expenses of $94,082 and $182,332, respectively, for stock compensation in connection with the services rendered by the Company’s independent directors. A total of 18,768 shares of common stock are issuable to independent directors as of June 30, 2008.

NOTE 15 – COMMITMENTS

As of June 30, 2008, the Company entered into an unconditional capital commitment for purchase and construction of manufacturing facilities in PRC for $292,113 within one year and $19,862 after one year.

As of June 30, 2008, the Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $1,085,239 within one year and $6,037 after one year.

As of June 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office in Shenzhen and some regional representative offices in China of $97,484 within one year and $27,367 after one year.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

NOTE 16 – REPORTING SEGMENTS

The Company operates in one operating segment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company develops, manufactures and commercializes both pharmaceutical products and nutraceutical products, the Company’s chief operating decision maker reviews and evaluates combined financial information to decide how to allocate resources and to assess performance.

For the three and six month period ended June 30, 2008 and 2007, the Company’s revenue from pharmaceutical products and nutraceutical products, are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Pharmaceutical Products	$49,792,442	$26,002,968	$81,651,824	$44,578,676
Nutraceutical Products	9,217,563	7,910,266	16,126,779	15,083,932

TOTAL	$59,010,005	$33,913,234	$97,778,603	$59,662,608

NOTE 17 –TAXES

(a) Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the quarter ended June 30, 2008 due to the net operating loss carry forward in the United States. On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.

Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC ranged from 0% to 33%. Guangxi Ling Feng Pharmaceutical Company Limited (“GLP”), our wholly owned subsidiary, is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Three Happiness Bioengineering Co. Ltd (“Three Happiness”), one of our other wholly owned subsidiaries, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is considered a high technology company by the Chinese government. Guangxi Boke Pharmaceutical Limited (“Boke”) also enjoys a favorable tax rate of 15% as it is located in a Western province of China. Our three remaining wholly owned subsidiaries do not qualify for any tax concession and have a 33% tax rate.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of June 30, 2008 based on our current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

The Company’s tax expense differs from the “expected” tax expense as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Computed “expected” expense	$5,265,036	1,929,184	$8,636,155	$3,444,778
Favorable tax rate effect	(1,389,576)	—	(2,258,254)	—
Permanent difference	16,154	10,641	(16,339)	19,995

Income tax expense	$3,891,614	1,939,825	$6,361,562	$3,464,773

The provisions for income taxes are summarized as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Current	$3,866,137	1,915,065	$6,415,276	3,448,954
Deferred	25,477	24,760	(53,714)	15,819

Total	$3,891,614	1,939,825	$6,361,562	3,464,773

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets
Bad debt	$227,092	$211,551
Amortization	150,736	98,239
Other costs	1,159,584	801,840
Stock provision	280,660	289,511
Depreciation	48,039	97,340

Total deferred tax assets	1,866,111	1,498,481

Deferred tax liabilities
Over accrual of welfare	(171,636)	(146,154)
Amortization	(256,115)	(208,519)
Depreciation	(84,445)	(51,976)
Government grant	(944,765)	(887,633)
GLP acquisition	(3,821,477)	(3,590,384)
CCXA acquisition	(4,644,714)	(4,340,893)
Boke acquisition	(3,244,482)	(3,298,341)
Other	(286,479)	(97,280)
Other comprehensive income	(3,259,239)	—

Total deferred tax liabilities	(16,713,352)	(12,621,180)

Net deferred tax liabilities	$(14,847,241)	$(11,122,699)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

All deferred tax assets are long-term in nature. In addition to the total deferred tax liability listed above at June 30, 2008 is a short-term deferred tax liability of $358,529.

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

(b)	Tax holiday

The Company enjoys certain tax holiday under the new CIT law; the income tax expenses for the three and six months ended June 30, 2008 were partly offset by tax concessions available to our subsidiaries including GLP, Boke and Three Happiness. The combined effects of the income tax expense reduction available to us are as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Tax holiday effect	$1,389,576	$2,258,254
Basic net income per share exclude tax holiday	$0.16	$0.27

(c)	Value Added Tax (“VAT”)

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

The VAT payable balance of $3,016,899 and $3,722,621 at June 30, 2008 and December 31, 2007 respectively are included in Other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 18 – SUBSEQUENT EVENTS

On July 15, 2008, the Company closed a private offering and issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “Notes”). The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was approximately $110.0 million, after deducting the placement agents’ commission and estimated offering expenses payable by the Company. In connection with the offering of the Notes, the Company also entered into a prepaid forward share repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward share repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the purchase of 3.7 million shares of common stock for settlement at or about maturity of the notes, subject to Merrill affiliate’s right to settle earlier.

The following is a brief summary of certain terms of this offering.

•	Total offering is $115,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due on July 15, 2015.

•	Interest at 5.00% per year, payable semiannually in arrears in cash.

•

The notes are convertible, at the option of the holder, at any time prior to the close of business on the second business day preceding the maturity date based on an initial conversion rate of 107.6195 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $9.29 per share. The conversion rate is subject to certain adjustments. In particular, holders who convert their notes in connection with certain fundamental changes may be entitled to a make whole premium in the form of additional shares of our common stock.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

•

The initial conversion rate may be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 is less than $8.08 per share, then the conversion rate will be increased as a one-time purchase price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08.

•

Holders may require the Company to purchase all or a portion of their notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

•

If a fundamental change occurs, holders will have the right to require the Company to purchase for cash all or any portion of their notes. The fundamental change purchase price will be 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

•

The notes will be direct unsecured, unsubordinated obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness (to the extent of the value of the assets securing that indebtedness).

•

The Company will file with the SEC a shelf registration statement with respect to the resale of the notes and the shares of the Company common stock issuable upon conversion of the notes if the restrictive legend has not been removed and the notes are not freely tradable as of the 366th day after the date the notes are issued. The Company will use commercially reasonable efforts to cause the shelf registration statement to become effective within 60 days after making such filing and will keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the notes and all of the shares of common stock issuable upon conversion of the notes or (ii) the date when holders of the notes and the common stock issuable upon conversion of the notes are able to sell all such securities to the public in accordance with Rule 144 under the Securities Act where no conditions of Rule 144 are then applicable and such securities do not bear any restrictive legend relating to the Securities Act. The Company will be required to pay additional interest, subject to some limitations, to the holders of the notes if the Company fails to comply with the obligations to register the notes and the common stock issuable upon conversion of the notes or the registration statement does not become effective within the specified time.

Accounting for the Notes and the prepaid forward share repurchase contract:

•

In connection with the issuance of the Notes, we incurred issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs will be classified within Other Assets and will be amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Notes, which is July 15, 2013.

•

The Company evaluated the terms of the redemption feature and the conversion rate adjustment feature of the Notes under the applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Heading Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of the features should be separately accounted for as derivatives.

•

The Notes will be included in diluted EPS calculations using the “if-converted” method described in SFAS No. 128, “Earnings per Share”. Under this method, interest on the debt, net of tax, is added back to the EPS numerator, and the shares that may be issued upon conversion are added to the EPS denominator, unless the result of this process is anti-dilutive.

•	The prepaid forward shares repurchase contract permits the Company to purchase a targeted number of

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

shares immediately with a fixed purchase price for settlement at or about the maturity of the Notes. The stock repurchase to be accounted as an equity transaction, similar to a treasury stock transaction, would result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS. The effect of the forward contract on diluted EPS would be calculated in accordance with Statement 128, as interpreted by Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share.”

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2008

(UNAUDITED)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007 filed by the Company with the SEC.

As used in this report, the terms “Company,” “we,” “our,” “us” and “AOBO” refer to American Oriental Bioengineering, Inc., a Nevada corporation.

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

At June 30, 2008, the Company provided a $176,962 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at June 30, 2008 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2008, the Company provided an allowance against its inventories amounting to $38,128. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended June 30, 2008 and 2007:

	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES	$59,010,005	$33,913,234	100%	100%
COST OF GOODS SOLD	18,928,447	10,210,485	32.08	30.11

GROSS PROFIT	40,081,558	23,702,749	67.92	69.89
Selling and marketing	7,687,892	3,886,564	13.03	11.46
Advertising	7,452,231	5,412,510	12.63	15.96
General and administrative	5,253,274	2,557,805	8.90	7.54
Depreciation and amortization	1,010,461	341,562	1.71	1.01

Total operating expenses	21,403,858	12,198,441	36.27	35.97

INCOME FROM OPERATIONS	18,677,700	11,504,308	31.65	33.92
Equity in earning (loss) from unconsolidated entities	(640,008)	3,888	(1.08)	0.01
Interest income (expense), net	(30,616)	43,048	(0.05)	0.13
Other income (expense), net	(255,770)	56,952	(0.43)	0.17

INCOME BEFORE INCOME TAXES	17,751,306	11,608,196	30.08	34.23
Income taxes	3,891,614	1,939,825	6.59	5.72

NET INCOME	$13,859,692	$9,668,371	23.49%	28.51%

Revenues

Revenues for the second quarter of 2008 were $59,010,005, an increase of $25,096,771 over revenues for the second quarter of 2007. Revenues by product categories were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Pharmaceutical products	$49,792,442	$26,002,968	$23,789,474	91%
Nutraceutical products	9,217,563	7,910,266	1,307,297	17%

TOTAL	$59,010,005	$33,913,234	$25,096,771	74%

Sales of our pharmaceutical products increased by $23,789,474, or 91%, as compared to the same period during 2007 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $11,526,585 during the second quarter of 2007 to $20,425,161 in the same period of 2008, or a 77% increase. This is primarily due to the increase in sales of our Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel supported by our continuing marketing efforts, increasing brand recognition and effective pricing strategy and our distribution to previously unaddressed rural market;

•

The sales of our OTC pharmaceutical products increased from $14,476,384 to $29,367,281, or a 103% increase. This was attributable to the increase in sales of our Jinji series and Jinji Yimucao product that was launched early 2007 supported by our marketing campaign to enhance recognition of such new product; and

•

The contribution by our newly acquired subsidiaries, CCXA and Boke, of $5,847,695 and $7,609,351, respectively to our revenue for the quarter ended June 30, 2008. CCXA and Boke were not our subsidiaries during the same period of last year.

Sales from our nutraceutical products increased to $9,217,563 in the second quarter of 2008 from $7,910,266 in the same period during 2007, representing a growth of 17%. This increase was mainly attributable to the increase in sales of peptide tablets and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $18,928,447 for the three months ended June 30, 2008, compared to $10,210,485 for the three months ended June 30, 2007. Expressed as a percentage of revenues, cost of goods sold was 32% for the three months ended June 30, 2008, compared to 30% for the three months ended June 30, 2007. The increase in cost of goods sold as a percentage of revenues was mainly attributable to the integration of CCXA which has lower gross margins. Cost of goods sold for the quarters ended June 30, 2008 and 2007 by product categories were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Pharmaceutical products	$15,307,572	$7,278,150	$8,029,422	110%
Nutraceutical products	3,620,875	2,932,335	688,540	23%

TOTAL	$18,928,447	$10,210,485	$8,717,962	85%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 110% and 23%, respectively, in the three months ended June 30, 2008 compared to the same period in 2007. These increases were attributable to our increase in sales.

Gross profit as a percentage of net revenues decreased from 69.89% in the comparable period of the prior year to 67.92% in the second quarter of 2008 due to the increasing in cost of goods sold as a percentage of revenues discussed above.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $3,886,564 in the three months ended June 30, 2007 to $7,687,892 in the same period of 2008, representing a 98% increase. The details of our selling and marketing expenses were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Promotional materials and fees	$4,084,853	$1,458,503	$2,626,350	180%
Payroll	1,395,716	1,004,415	391,301	39%
Shipping	618,512	569,645	48,867	9%
Sales conferences	610,511	97,743	512,768	525%
Traveling	501,722	441,022	60,700	14%
Offices supplies	270,765	218,736	52,029	24%
Other	205,813	96,500	109,313	113%

TOTAL	$7,687,892	$3,886,564	$3,801,328	98%

The increase in selling and marketing expenses in the quarter ended June 30, 2008 compared to the same quarter during 2007 was primarily due to the following factors:

•

Promotional materials and fees increased 180% from $1,458,503 to $4,084,853 during the second quarter of 2008 as compared to the same period of 2007. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•

The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the three months ended June 30 2008 to support future growth of our businesses as well as the integration of CCXA and Boke. CCXA and Boke were not our subsidiaries during the same period last year. The new labor law which became effective starting January 1, 2008 also contributed to the increase.

•	The increase in sales conference expenses was due to the increase in promotional sales seminars in GLP and HSPL during the second quarter of 2008 as compared to the same period of 2007.

•	The increase in traveling expenses reflected increased spending in marketing conferences to increase market awareness of our brand and products.

Advertising

Advertising expenses increased by $2,039,721, from $5,412,510 in the second quarter of 2007 to $7,452,231 in the same quarter of 2008. The increase in advertising expenses resulted from the increase in general advertising cost and our increase in promotional efforts to promote AOBO’s brand, such as the Jinji and Boke series of products.

Advertising expenses as a percentage of revenue decreased from 16% in the second quarter of 2007 to 13% in the same quarter of 2008. As the general advertising cost on media in China continue to increase, we decreased media advertising activities but increased other promotional activities and direct sales efforts to support the continuous growth of our revenue.

General and Administrative

General and administrative expenses increased from $2,557,805 in the second quarter of 2007 to $5,253,274 in the same quarter of 2008, or a 105% increase. The details of general and administrative expenses were as follows:

	THREE MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Payroll	$1,122,654	$509,113	$613,541	121%
Professional fees – legal and consulting	796,558	89,232	707,326	793%
Staff welfare and insurance	496,508	151,528	344,980	228%
Professional fees – accounting	432,875	28,943	403,932	1,396%
Directors’ remuneration	423,333	163,083	260,250	160%
Stock compensation – directors	332,980	136,673	196,307	144%
Research and development	272,977	203,847	69,130	34%
Trip and traveling	269,306	245,825	23,481	10%
Office supplies	183,792	121,177	62,615	52%
Vehicles & utilities	118,593	91,580	27,013	29%
Investors relation and listing expenses	86,414	80,363	6,051	8%
Office rental	51,842	84,498	(32,656)	39%
Stock compensation – consultants	48,000	148,300	(100,300)	(68%)
Provision for bad debts	(140,344)	11,135	(151,479)	(1,360%)
Miscellaneous	757,786	492,508	265,278	54%

TOTAL	$5,253,274	$2,557,805	$2,695,469	105%

The increase in general and administrative expenses in the three months ended June 30, 2008 compared to the same period during 2007 was primarily due to the following factors:

•

Payroll expenses increased by $613,541, or 121% compared with the second quarter during 2007, as a result of the increased average salary for administrative employees and the integration of CCXA and Boke. CCXA and Boke were not our subsidiaries during the second quarter of 2007.

•	Legal and consulting related professional fees increased by $707,326, or 793%. The increase was mainly related to our fund raising activities during the second quarter of 2008.

•

Staff welfare and insurance increased by $344,980 or 228% from the second quarter of 2007. This was due to the increase in number of employees from the integration of CCXA and Boke that incurred more welfare and related insurance cost. The increase was also attributable to the additional welfare and insurance coverage which are mandatory under the new labor law.

•

Accounting related professional fees increased from $28,943 to $432,875 or 1,396%, due primarily to the increase in accounting fees relating to our fund raising activities during the second quarter of 2008 and the increase in audit fees relating to our increased number of subsidiaries being audited.

•

Directors’ remuneration and stock compensation increased by $260,250 and $196,307, or 160% and 144% respectively, as compared to the same quarter during 2007. This was mainly a result of our performance bonus accrual for the executives and a new compensation plan for 2008.

•

We made specific provisions for bad debts based on the age of the accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. We reversed $140,344 provision for bad debts during the quarter because of our improved ageing of our accounts receivables due to our better credit control.

•	Other expenses increased by $265,278 during the second quarter of 2008 compared with the same quarter of 2007. This increase was primarily due to increases in local taxes and conference fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by $668,899, or 196%, in the quarter ended June 30, 2008 compared to the same quarter during 2007. The increase was due to the integration of Boke with a net book value of $4,323,439 in fixed assets and $21,285,586 in intangible assets as well as the integration of CCXA with a net book value of $11,094,329 in fixed assets and $17,120,111 in intangible assets. Boke and CCXA were not our subsidiaries during the second quarter of 2007.

Equity in earning (loss) from unconsolidated entities

Equity in loss from unconsolidated entities was $640,008 for the three months ended June 30, 2008 compared to a net earning of $3,888 for the same period during 2007. This was mainly due to the recognition of the share of equity loss of $641,215 from our new investment in China Aoxing from April 2008.

Interest Income (expense), Net

Net interest expense was $30,616 for the three months ended June 30, 2008, compared to net interest income of $43,048 for the three months ended June 30, 2007. Decrease in net interest income for the second quarter of 2008 was because of additional interest expense recorded from CCXA and Boke, both were not our subsidiaries during the second quarter of 2007.

Other Income (expense), Net

Other expense was $255,770 for the three months ended June 30, 2008 compared to a net income of $56,952 for the three months ended June 30, 2007. This was primarily due to our donation of $168,641 related to the Sichuan earthquake relief during the second quarter of 2008.

Income Taxes

Income tax expense for the quarter ended June 30, 2008 was $3,891,614, compared to $1,939,825 for the quarter ended June 30, 2007. The Company’s effective tax rate for this quarter was 22%.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2008 and 2007:

	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES	$97,778,603	$59,662,608	100%	100%
COST OF GOODS SOLD	31,406,083	18,240,539	32.12	30.57

GROSS PROFIT	66,372,520	41,422,069	67.88	69.43
Selling and marketing	12,717,600	6,590,035	13.01	11.05
Advertising	11,846,572	9,237,855	12.12	15.48
General and administrative	9,165,957	5,495,949	9.37	9.21
Depreciation and amortization	1,987,671	675,836	2.03	1.13

Total operating expenses	35,717,800	21,999,675	36.53	36.87
INCOME FROM OPERATIONS	30,654,720	19,422,394	31.35	32.55
Equity in earning (loss) from unconsolidated entities	(641,067)	11,000	(0.66)	0.02
Interest income, net	(13,769)	17,238	(0.01)	0.03
Other income, net	(356,502)	131,958	(0.36)	0.22

INCOME BEFORE INCOME TAXES	29,643,382	19,582,590	30.32	32.82
Income taxes	6,361,562	3,464,773	6.51	5.81

NET INCOME	$23,281,820	$16,117,817	23.81%	27.01%

Revenues

Revenues for the six months ended June 30, 2008 were $97,778,603, increased by $38,115,995, as compared to the same period during 2007. Revenues by product categories were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical products	$81,651,824	$44,578,676	$37,073,148	83%
Nutraceutical products	16,126,779	15,083,932	1,042,847	7%

TOTAL	$97,778,603	$59,662,608	$38,115,995	64%

Sales of our pharmaceutical products increased by $37,073,148 or 83%, as compared to the same period during 2007 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $21,203,417 during the first six months of 2007 to $31,058,564 in the same period of 2008, or a 46% increase. This is primarily due to the increase in sales of our Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel supported by our continuing marketing efforts, increasing brand recognition and effective pricing strategy , and our distribution to the unaddressed rural market;

•

The sales of our OTC pharmaceutical products increased from $23,355,967 to $50,593,261, or a 117% increase. This was attributable to the increase in sales of our Jinji series and Jinji Yimucao product that was launched in early 2007 and as a result of our marketing campaigns to enhance recognition of such product; and

•

The contribution by our newly acquired subsidiaries, CCXA and Boke, of $10,170,148 and $13,326,470, respectively to our revenue for the six months ended June 60, 2008, respectively. CCXA and Boke were not our subsidiaries during the same period of last year.

Sales from our nutraceutical products increased to $16,126,779 in the six months ended June 30, 2008 from $15,083,932 in the same period during 2007, representing a growth of 7%. This increase was mainly attributable to the increase in sales of peptide coffee and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $31,406,083 for the six months ended June 30, 2008, compared to $18,240,539 for the six months ended June 30, 2007. Expressed as a percentage of revenues, cost of goods sold was 32.12% for the six months ended June 30, 2008, compared to 30.57% for the six months ended June 30, 2007. The increase in cost of goods sold as a percentage of revenues was mainly attributable to the integration of CCXA which has lower gross margins. Cost of goods sold for the six months ended June 30, 2008 and 2007 by product categories were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical products	$25,097,208	$12,758,789	$12,338,419	97%
Nutraceutical products	6,308,875	5,481,750	827,125	15%

TOTAL	$31,406,083	$18,240,539	$13,165,544	72%

The cost of goods sold of pharmaceutical products and nutraceutical products increased by 97% and 15%, respectively, in the six months ended June 30, 2008 compared to the same period of 2007. These increases were attributable to our increase in sales.

Gross profit as a percentage of net revenues decreased from 69.43% in the comparable period of the prior year to 67.88% due to the increase in cost of goods sold as a percentage of revenues discussed above.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $6,590,035 during the six months ended June 30, 2007 to $12,717,600 in the same period of 2008, representing a 93% increase. The details of our selling and marketing expenses were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Promotional materials and fees	$5,483,559	$2,191,160	$3,292,399	150%
Payroll	2,808,937	1,622,208	1,186,729	73%
Shipping	1,464,589	969,398	495,191	51%
Trip and traveling	1,337,513	749,327	588,186	78%
Sales conferences	787,214	590,357	196,857	33%
Offices supplies	470,484	264,613	205,871	78%
Other	365,304	202,972	162,332	80%

TOTAL	$12,717,600	$6,590,035	$6,127,565	93%

The increase in selling and marketing expenses in the six months ended June 30, 2008 compared to the same period during 2007 was primarily due to the following factors:

•

Promotional materials and fees increased 150% from $2,191,160 to $5,483,559 during the first six months of 2008 as compared to the same period of 2007. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•

The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the first six months of 2008 to support future growth of our businesses as well as the integration of CCXA and Boke. CCXA and Boke were not our subsidiaries during the same period last year. The new labor law which became effective starting January 1, 2008 also contributed to the increase.

•	The increase in traveling expenses reflect increased spending in marketing conferences to increase market awareness of our brand and products.

•	The increase in sales conferences was due to the increase in promotional sales seminars in GLP and HSPL during the first six months of 2008 as compared to the same period of 2007.

Advertising

Advertising expenses increased by $2,608,717, from $9,237,855 in the six months ended June 30, 2007 to $11,846,572 in the same period during 2008. The increase in advertising expenses was resulted from the increase in general advertising cost and our increase in promotional efforts to promote AOBO’s brand, such as Jinji and Boke series of products.

Advertising expenses as a percentage of revenue decreased from 15% in the first six months of 2007 to 12% in the same period of 2008. As the general advertising cost on media in China continue to increase, we decreased media advertising activities but increased other promotional activities and direct sales effort to support the continuous growth of our revenue.

General and Administrative

General and administrative expenses increased from $5,495,949 in the first six months of 2007 to $9,165,957 in the same period of 2008, or a 67% increase. The details of general and administrative expenses were as follows:

	SIX MONTHS ENDED JUNE 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Payroll	$1,865,961	$960,143	$905,818	94%
Professional fees – accounting	1,190,877	559,938	630,939	113%
Professional fees – legal and consulting	847,855	234,714	613,141	261%
Staff welfare and insurance	820,920	319,531	501,389	157%
Directors’ remuneration	603,333	292,333	311,000	106%
Stock compensation – directors	556,351	174,173	382,178	219%
Stock compensation – consultants	104,500	264,100	(159,600)	(60%)
Office rental	112,402	180,796	(68,394)	(38%)
Investors relation and listing expenses	146,065	175,785	(29,720)	(17%)
Office supplies	362,364	344,293	18,071	5%
Vehicles & utilities	281,504	186,471	95,033	51%
Research	488,413	380,662	107,751	28%
Trip and traveling	530,767	486,749	44,018	9%
Provision for bad debts	(143,109)	50,398	(193,507)	(384%)
Miscellaneous	1,397,754	885,863	511,891	58%

TOTAL	$9,165,957	$5,495,949	$3,670,008	67%

The increase in general and administrative expenses in the six months ended June 30, 2008 compared to the same period during 2007 was primarily due to the following factors:

•

Payroll expenses increased by $905,818, or 94% compared with the first six months during 2007, because of the increased average salary for administrative employees and the integration of CCXA and Boke. CCXA and Boke were not our subsidiaries during the second quarter of 2007.

•

Accounting related professional fees increased from $559,938 to $1,190,877 or 113%, due primarily to the increase in accounting fees relating to our fund raising activities during the second quarter of 2008 and the increase in audit fees relating to our increased number of subsidiaries being audited.

•	Legal and consulting related professional fees increased by $613,141, or 261%. The increase was mainly related to our fund raising activities during the second quarter of 2008.

•

Staff welfare and insurance increased by $501,389 or 157% from the first six months of 2007. This was due to the increase in number of employees from the integration of CCXA and Boke that incurred more welfare and related insurance cost. The increase was also attributable to the additional welfare and insurance coverage, which are mandatory under the new labor law.

•

Directors’ remuneration and stock compensation increased by $311,000 and $382,178, or 106% and 219% respectively, as compared to the same period during 2007. This was mainly a result of our performance bonus accrual for the executives and a new compensation plan for 2008.

•

We made specific provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. We reversed $143,754 provision for bad debts during the period because of our improved ageing of our accounts receivables due to our better credit control.

•

Miscellaneous expenses increased by $511,891 during the first six months of 2008 compared with the same period of 2007. This increase was primarily due to increases in local taxes and conference expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1,311,835, or 194%, in the six months ended June 30, 2008 compared to the same period during 2007. The increase was due to the integration of Boke with the net book value of $4,323,439 in fixed assets and $21,285,586 in intangible assets as well as the integration of CCXA with the net book value of $11,094,329 in fixed assets and $17,120,111 in intangible assets. Boke and CCXA were not our subsidiaries during the first six months of 2007.

Equity in earning (loss) from unconsolidated entities

Equity in loss from unconsolidated entities was $641,067 for the six months ended June 30, 2008 compared to a net earning of $11,000 for the same period during 2007. This was mainly due to the recognition of the share of equity loss of $641,215 from our new investment in China Aoxing from April 2008.

Interest Income (expense), Net

Net interest expense was $13,769 for the six months ended June 30, 2008, compared to net interest income of $17,238 for the six months ended June 30, 2007. Decrease in net interest income for first six months of 2008 was because of additional interest expense were recorded from CCXA and Boke, both were not our subsidiaries during the first six months of 2007.

Other Income (expense), Net

Other expense was $356,502 for the six months ended June 30, 2008 compared to a net income of $131,958 for the six months ended June 30, 2007. This was primarily due to our donation of $168,641 for the Sichuan earthquake relief during the second quarter of 2008.

Income Taxes

Income tax expense for the six months ended June 30, 2008 was $6,361,562, compared to $3,464,773 for the six months ended June 30, 2007. The Company’s effective tax rate during the six months ended June 30, 2008 was 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at June 30, 2008, was $144,473,275, representing a decrease of $21,936,800, or 13%, compared with our cash balance of $166,410,075 at December 31, 2007. The decrease was mainly attributable to our payment for fixed assets partially offset by cash provided by operating activities.

On July 15, 2008, the Company closed a private offering and issued $115 million aggregate principal amount of Convertible Senior Notes due 2015 (the “Notes”). The Notes are being sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes are approximately $110.0 million, after deducting the placement agents’ commission and estimated offering expenses payable by the company. In connection with the offering of the Notes, the Company also entered into a prepaid forward share repurchase contract with an affiliate of the placement agents, which the Company refer to as the counterparty. Pursuant to the prepaid forward share repurchase contract, the Company repurchased from the counterparty 3.7 million shares of common stock for settlement at or about the maturity of the notes, subject to the counterparty’s right to settle earlier. The Company used approximately $30.0 million of the net proceeds of the offering to fund the cost of the prepaid forward share repurchase transaction.

We plan to use our cash for acquisitions, research and development activities, sales and marketing of our products, other general corporate purposes and to service our indebtedness.

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

Cash Flow

Cash flows from operations during the six months ended June 30, 2008 amounted to $28,374,749, representing an increase of approximately 77% compared with cash flows from operations of $16,007,441 in the same period of 2007. The increased cash flow was due primarily to the increase in our net income by 44%, to $23,281,820 in the first six months of 2008, compared with net income of $16,117,817 in the same period last year. The increased cash flow was also due in part to a decrease in notes receivable by $1,567,744 and advance to suppliers by $1,324,457, as well as increase in accounts payable and tax payable of $1,235,110 and $922,717, respectively. The increase in accounts payable was due to the better credit terms obtained from our vendors.

These increases were partly offset by an increase and our inventories of $6,538,693 to support increased production activities. The increased cash flow was also offset by a decrease in customer deposit of $2,253,528.

Our cash flows used in investing activities amounted to $58,111,000 in the six months ended June 30, 2008. During that period, we paid $34,852,986 as deposit for long-term assets and $18,000,000 for the acquisition of the equity share in China Aoxing. We also paid $391,877 for purchases of plant and equipment and spent $223,742 on construction-in-progress.

Our cash flows from financing activities amounted to $388,418 in the six months ended June 30, 2008. During that period, we repaid $26,456 bank loans and paid $290,000 for our financing activities during the second quarter of 2008.

Working Capital

Our working capital decreased by $18,500,789 to $161,910,749 at June 30, 2008 as compared to $180,411,538 at December 31, 2007, primarily due to our decrease in cash of $21,936,800, notes receivable of $1,567,744, advances to suppliers of $1,324,456 and partly offset by an increase of $6,704,419 in inventories, $1,235,110 in accounts payable and $922,717 in tax payable. The increase of inventory was because we maintained higher inventory level to prepare for increased operating activities. The decrease in notes receivable was the result of better credit control.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.

ISSUANCE OF COMMON STOCK

None noted

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the six months ended June 30, 2008 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.8718 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $12,089,196 during the six months ended June 30, 2008. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and sound in all material aspects under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed new risks and material changes from risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes or new risks during the quarter ended June 30, 2008 to be disclosed. We hereby incorporate by reference the risk factors set forth in Item 1A of the Annual Report of Form 10-K for the year ended December 31, 2007.

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

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.2	Amended and Restated By-laws

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 11, 2008

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: August 11, 2008