Form 10-Q
period 2008-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2008-11-10
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-32569

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Exact Name of Registrant as specified in Its Charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25th Floor, Great China International Exchange Square, No.1 Fuhua 1 Rd, Futian District,

Shenzhen, 518034, People’s Republic of China

(Address of principal executive offices) (Zip Code)

86-451-8666-6601

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of November 7, 2008
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,249,264

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2008 (UNAUDITED)	DECEMBER 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$219,727,043	$166,410,075
Accounts receivable, net of reserve of $224,333 and $302,270 at September 30, 2008 and December 31, 2007, respectively	24,556,175	16,494,619
Inventories, net	17,251,005	12,264,536
Advances to suppliers	1,467,388	4,309,352
Notes receivable	589,725	2,259,616
Refundable deposit	6,386,418	—
Deferred tax assets	529,813	—
Other current assets	615,765	5,134,118

Total Current Assets	271,123,332	206,872,316

LONG-TERM ASSETS
Plant and equipment, net	70,082,061	48,496,760
Land use rights, net	63,883,307	46,310,240
Deposit for long-term assets	23,565,407	—
Construction-in-progress	446,203	755,614
Other intangible assets, net	24,968,293	26,972,166
Goodwill	22,566,768	22,566,768
Investments in and advances to equity investments	21,479,515	242,551
Deferred tax assets	1,344,484	1,498,481
Unamortized financing cost	4,448,056	—

Total Long-Term Assets	232,784,094	146,842,580

TOTAL ASSETS	$503,907,426	$353,714,896

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30, 2008 (UNAUDITED)	DECEMBER 31, 2007

CURRENT LIABILITIES
Accounts payable	$4,788,336	$3,436,352
Other payables and accrued expenses	12,679,625	7,786,157
Taxes payable	4,485,151	2,843,719
Short-term bank loans	6,710,332	6,289,222
Current portion of long-term bank loans	2,966,016	2,374,565
Other liabilities	2,263,080	3,621,030
Deferred tax liabilities	680,544	109,733

Total Current Liabilities	34,573,084	26,460,778

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	818,058	1,263,483
Long-term notes payable	297,390	286,365
Deferred tax liabilities	16,390,430	12,621,180
Convertible notes	115,000,000	—

Total Long-Term Liabilities	132,505,878	14,171,028

TOTAL LIABILITIES	167,078,962	40,631,806

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock, $0.001 par value;150,000,000 shares authorized; 78,249,264 and 77,991,935 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	78,249	77,992
Common stock to be issued	279,332	1,611,333
Prepaid forward repurchase contract	(29,998,616)	—
Additional paid-in capital	195,500,513	193,007,987
Retained earnings (the restricted portion of retained earnings is $15,910,685 at September 30, 2008 and December 31, 2007, respectively)	141,882,532	102,117,792
Accumulated other comprehensive income	29,085,454	16,266,986

Total Shareholders’ Equity	336,828,464	313,083,090

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$503,907,426	$353,714,896

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES	$70,593,949	$43,514,049	$168,372,552	$103,062,573
COST OF GOODS SOLD	23,402,407	12,833,252	54,808,490	31,048,916

GROSS PROFIT	47,191,542	30,680,797	113,564,062	72,013,657

Selling and marketing	9,938,877	5,644,776	22,656,477	12,210,509
Advertising	9,913,728	6,934,160	21,760,300	16,150,754
General and administrative	4,467,638	3,742,364	13,633,595	9,234,426
Depreciation and amortization	1,024,436	377,856	3,012,107	1,054,128

Total operating expenses	25,344,679	16,699,156	61,062,479	38,649,817

INCOME FROM OPERATIONS	21,846,863	13,981,641	52,501,583	33,363,840

EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	49,417	3,953	(591,650)	14,848
INTEREST INCOME (EXPENSE), NET	(1,143,013)	360,365	(1,156,782)	375,604
OTHER INCOME (EXPENSE), NET	91,986	(16,144)	(264,515)	118,436

INCOME BEFORE INCOME TAXES	20,845,253	14,329,815	50,488,636	33,872,728

INCOME TAXES	4,362,334	2,386,189	10,723,896	5,846,543

NET INCOME	16,482,919	11,943,626	39,764,740	28,026,185

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain, net of tax	729,272	1,992,992	12,818,468	4,884,314

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	729,272	1,992,992	12,818,468	4,884,314

COMPREHENSIVE INCOME	$17,212,191	$13,936,618	$52,583,208	$32,910,499

NET INCOME PER SHARE
BASIC	$0.22	$0.16	$0.52	$0.41

DILUTED	$0.21	$0.16	$0.50	$0.40

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	75,101,869	74,379,650	77,164,602	68,012,018
DILUTED	85,417,621	75,331,015	80,553,647	69,234,193

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,764,740	$28,026,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,035,052	2,424,237
Loss (gain) on disposal of plant and equipment	(7,016)	427
Amortization of deferred consulting expenses	152,500	329,100
Amortization of financing costs	193,394	—
Provision (reversal) for doubtful accounts and slow moving inventories	(189,096)	77,114
Deferred taxes	705,006	245,609
Common stock to be issued for services	347,334	197,083
Stock option compensation expense	621,450	175,720
Equity loss (income) from equity investments	591,650	(14,848)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(7,983,619)	(3,913,584)
Notes receivable	1,669,891	1,014,478
Inventories	(4,899,509)	(4,675,990)
Advances to suppliers	2,841,964	465,124
Other assets	1,115,016	195,152
Increase (Decrease) In:
Accounts payable	1,351,984	2,162,213
Other payables and accrued expenses	4,893,468	1,998,417
Taxes payable	1,641,432	(33,386)
Other liabilities	(1,275,988)	(1,683,290)

Net cash provided by operating activities	48,569,653	26,989,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(274,216)	(628,614)
Purchases of plant and equipment	(20,236,226)	(1,352,252)
Purchase of land use rights and other intangible assets	(15,407,685)	—
Deposit for acquisition	—	(4,420,770)
Purchases of subsidiary, net of cash acquired	—	(16,817,410)
Refundable deposit	(2,907,156)	—
Deposit for long-term assets	(23,565,407)	—
Investments in and advances to equity investments	(21,762,253)	—
Cash proceeds from disposal of plant and equipment	7,774	—

Net cash used in investing activities	(84,145,169)	(23,219,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	6,584,312	5,999,324
Repayments of short-term bank loans	(6,624,824)	(9,945,084)
Repayment of notes payable and capital lease	(71,240)	(11,937)
Cash proceeds from sales of common stock, net	—	73,030,974
Net proceeds from convertible notes	110,358,550	—
Prepaid forward repurchase	(29,998,616)	—
Cash contribution from shareholder	—	150,900
Proceeds from exercise of options	—	198,538
Proceeds from exercise of warrants	—	6,251,394

Net cash provided by financing activities	80,248,182	75,674,109

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,672,666	79,444,824
Effect of exchange rate changes on cash	8,644,302	3,394,762
Cash and cash equivalents, beginning of period	166,410,075	87,784,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$219,727,043	$170,624,005

SUPPLEMENTARY CASH FLOW INFORMATION
Convertible debt financing cost	$4,641,450	$—

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

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

Stock Based Compensation - The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company which have very low turnover. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

New Accounting Pronouncement - In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), Business Combination,. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our shareholders’ equity section in the balance sheet. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the impact of adopting this statement.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract, during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and the additional common shares are dilutive.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Numerator:
Net income	$16,482,919	$11,943,626	$39,764,740	$28,026,185
Interest expense on convertible securities, net of taxes	1,197,917	—	1,197,917	—

Net income, as adjusted	$17,680,836	$11,943,626	$40,962,657	$28,026,185

Denominator:
Average shares outstanding - Basic	75,101,869	74,379,650	77,164,602	68,012,018
Effect of dilutive instruments:
Stock options	—	—	—	—
Convertible notes	10,315,752	—	3,388,385	—
Warrants	—	951,365	660	1,222,175

Average shares outstanding - Diluted	85,417,621	75,331,015	80,553,647	69,234,193

The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 excludes the potential exercise of options to purchase approximately 194,900 common shares, because their effect would be anti-dilutive.

As more fully discussed in Notes 13, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these notes is added back to Net Income, reflecting the assumption that the notes have been converted.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, notes receivable, other receivables due from employees, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature or long-term debt interest rates, which approximate the current market rates. The fair value of the convertible notes is based on quoted prices and it was approximately $101,200,000 as of September 30, 2008.

NOTE 6 – FOREIGN CURRENCY TRANSLATION

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB), the official currency of the People’s Republic of China (“PRC”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	2008	2007
Quarter end RMB : US$ exchange rate	6.8551	7.5176
Average quarterly RMB : US$ exchange rate	6.8635	7.5712

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

NOTE 7 – INVENTORIES

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$8,411,496	$7,509,497
Work-in-progress	3,880,041	2,685,053
Finished goods	5,120,606	2,307,413

	17,412,143	12,501,963
Less: provision for slow moving inventories	(161,138)	(237,427)

Inventories, net	$17,251,005	$12,264,536

NOTE 8 – LAND USE RIGHTS

According to the law of the PRC, the government owns all the land in the PRC. Companies are authorized to possess and use land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. Land use rights consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
Cost of land use rights	$66,715,285	$48,177,647
Less: Accumulated amortization	(2,831,978)	(1,867,407)

Land use rights, net	$63,883,307	$46,310,240

Amortization expense for the three months ended September 30, 2008 and 2007 was $279,504 and $201,888, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $823,270 and $573,097, respectively. During the nine months ended at September 30, 2008, $15,311,785 had been transferred from deposits for long term assets, relating to Beijing Yizhuang Project. The land certificate of Beijing Yizhuang facilities which amount to $15,311,785 was in the process of issuance as of September 30, 2008. As of September 30, 2008, the net book value of land use rights pledged as collateral was $26,272,455. See Notes 12 and 13.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets include product licenses, trademarks, patents, proprietary technology and software. The cost of the product licenses are amortized over their estimated useful lives of 10 to 12 years; the cost of trademarks are amortized over their registered useful lives of 4 to 10 years; the cost of patents are amortized over their protection period of 7 to 8 years; the cost of proprietary technology are amortized over their protection period of 10 years and the cost of software are amortized over their estimated useful life of 10 years. Other intangible assets are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Product licenses	$15,483,906	$14,512,205
Trademarks	10,557,274	9,894,747
Patents	4,795,549	4,494,602
Proprietary technology	281,627	263,954
Software	62,758	—

	31,181,114	29,165,508
Less: Accumulated amortization	(6,212,821)	(2,193,342)

Other intangible assets, net	$24,968,293	$26,972,166

Amortization expense for the three months ended September 30, 2008 and 2007 was $1,290,173 and $109,091, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $3,797,628 and $157,687, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

NOTE 10 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Buildings	$63,363,092	$41,017,380
Machinery and equipment	19,788,893	17,949,890
Motor vehicles	1,542,252	1,320,091
Office equipment	1,348,995	1,137,140
Other equipment	582,829	446,326
Leasehold improvement	115,603	108,348

	86,741,664	61,979,175

Less : Accumulated depreciation
Buildings	(4,360,004)	(3,305,219)
Machinery and equipment	(10,383,711)	(8,774,745)
Motor vehicles	(934,894)	(694,256)
Office equipment	(707,154)	(510,926)
Other equipment	(176,056)	(118,528)
Leasehold improvement	(97,784)	(78,741)

	(16,659,603)	(13,482,415)

Plant and equipment, net	$70,082,061	$48,496,760

Depreciation expense for the three months ended September 30, 2008 and 2007 was $823,996 and $598,682, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $2,414,154 and $1,695,820, respectively. As of September 30, 2008, the net book value of plant and equipment pledged as collateral for a bank loan was $13,416,656. During the nine months ended at September 30, 2008, $19,648,215 had been transferred from deposits for long term assets relating to Beijing Yizhuang Project. The property certificate of Beijing Yizhuang facilities which amount to $19,648,215 was in the process of issuance as of September 30, 2008. See notes 12 and 13.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

NOTE 11 – INVESTMENTS IN AND ADVANCES TO EQUITY INVESTMENTS

Investments in and advances to equity investments represent interests in China Aoxing Pharmaceutical Company, Inc. (“China Aoxing”) from April 15, 2008 and Guanxi Qili Color Printing Co Ltd. (“Qili”). China Aoxing is a PRC-based pharmaceutical company specializing in research, development, manufacturing and distribution of narcotic and pain-management products in the PRC. Qili is a color printing company focusing on the printing of external packaging materials. The Company, and through its subsidiary, owns 38% equity interest in China Aoxing and 40% equity interest in Qili. Both investments are accounted for using the equity accounting method and the cost of the investments approximate our estimate of the underlying equity in net assets at the time of the investments.

The following table summarizes the long-term investments and advances as of September 30, 2008:

	September 30, 2008	December 31, 2007
	(Unaudited)
Cost of investments:
China Aoxing	$18,000,000	$—
Qili	86,067	86,067
Share of equity income (loss):
China Aoxing	(597,416)	—
Qili	42,094	28,672
Advances:
China Aoxing	3,851,323	—
Qili	97,447	127,812

Investments in and advances to equity investments	$21,479,515	$242,551

The advance to China Aoxing is a partial payment of a RMB30 million, or approximately US$4.3 million, convertible promissory note. As of September 30, 2008, RMB4 million, or approximately US$583,507 of the note payment was still due to be advanced. The note bears interest at a rate of 8% payable quarterly in arrears and matures in one year. China Aoxing may elect to make the quarterly loan payments in cash or to convert the payments into shares of its common stock. The Company also has the option to receive payment in shares of China Aoxing’s common stock if China Aoxing is either unable to repay the loan in cash or consents to the conversion of its payment obligations into shares of its common stock.

NOTE 12 – DEPOSIT FOR LONG-TERM ASSETS

Deposits for long term assets are refundable deposits to acquire land use rights located in the PRC. The long-lived assets to be acquired will be for use in the expansion of some of the Company’s current manufacturing facilities and are not intended for resale by the Company. The deposits will be reclassified to the respective accounts under the long lived assets upon the transfers of legal title.

NOTE 13 – BANK LOANS AND NOTES PAYABLE

Short-term bank loans are obtained from local banks with interest rates 7.47% per annum. Long-term bank loans include a mortgage loan with 5.5% interest per annum and are repayable over 15 years. The current portion of the long-term bank loans also includes a bank loan from Changchun Xinan Pharmaceutical Company Ltd (“CCXA”) which bears interest 9.4771% per annum, and is repayable by June 2009. All the short-term and long term bank loans are secured by fixed assets and land use rights owned by the Company. Also see Notes 8 and 10.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

Notes payable have interest rates ranging from 7.056% to 7.7280% per annum. All notes payable are non-secured and repayable over one year.

Bank loans interest expense for the three months ended September 30, 2008 and 2007 was $204,189 and $212,923, respectively. Bank loans interest expense for the nine months ended September 30, 2008 and 2007 was $597,930 and $654,789, respectively.

NOTE 14 – CONVERTIBLE NOTES AND PREPAID FORWARD CONTRACT

On July 15, 2008, the Company completed a private offering and issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “Notes”). The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was approximately $110.0 million, after deducting the placement agents’ commission and estimated offering expenses payable by the Company.

The following is a brief summary of certain terms of this offering:

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

•

The conversion rate is subject to certain adjustments. In particular, holders who convert their notes in connection with certain fundamental changes may be entitled to a make whole premium in the form of additional shares of the Company’s common stock.

•

The initial conversion rate may be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of the Company’s common stock for each of the 30 consecutive trading days ending on January 15, 2009 is less than $8.08 per share, then the conversion rate will be increased as a one-time purchase price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08.

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

•

The notes will be direct unsecured, unsubordinated obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness.

Convertible notes issuance costs incurred by the Company that were directly attributable to the issuance of convertible notes were deferred and are charged to the consolidated statements of income using the straight-line method over the term of the convertible notes, the results of which approximate the effective interest rate method.

The Company has determined that the conversion feature embedded in the Notes is not required to be bifurcated and accounted for as a derivative pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, since the embedded conversion feature is indexed to the Company’s own stock and would be classified in shareholders’ equity if it was a free-standing instrument. Further, since the conversion price of the Notes exceeded the market price of the Company’s ordinary shares on the date of issuance of Notes, no portion of the proceeds from the issuance was accounted for as attributable to the conversion feature.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

NOTE 15 – PREPAID FORWARD SHARES REPURCHASE TRANSACTION

In connection with the offering of the Notes, the Company entered into a prepaid forward shares repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward shares repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the purchase of 3.7 million shares of common stock for settlement at or about maturity of the Notes. The forward shares purchase transaction was also intended to reduce the potential dilution of our common stock that would result from the conversion of the Notes into shares of our common stock.

The forward purchase contract was recorded as a reduction to equity as it was a payment made for a repurchase of shares in the future. Accordingly, the $30.0 million cost of the forward stock purchase transaction was recorded in shareholders’ equity in the Balance Sheet for the quarter ended September 30, 2008. It is separate from additional paid-in capital in the Balance Sheet.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

NOTE 16 – SHAREHOLDERS’ EQUITY

A. Issuance of Common stock

The Company entered into two consulting agreements during the nine months of 2008 and issued 26,748 shares of common stock as part of the consulting fees. The Company recorded a total of deferred consulting expenses of $260,000, based on the market value of the common stock at the date of grants, which has been and will be amortized over a one-year service period. Of the total value, $188,000 was amortized through September 30, 2008.

B. Stock Options

As part of the 2008 Compensation review and analysis, on April 9, 2008 the Compensation Committee of the Board of Directors of the Company approved grant of stock options to the Company’s principal executive officer, principal financial officer and certain other executives. Stock options for 1,137,257 shares of common stock at a per share exercise price of $8.35 were granted under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and will vest ratably over a five year period. The Company valued the stock options at $1,990,200. The value of the options was estimated using the Black Scholes Model with an expected volatility of 18.9%, expected life of 5 years and risk-free interest rate of 1.95%.

On May 23, 2008, the Company granted stock options for 100,000 shares of common stock at a per share exercise price of $11.20 to a Company’s senior member of the management under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $256,000. The value of the options was estimated using the Black Scholes Model with an expected volatility of 18.9%, expected life of 5 years and risk-free interest rate of 2.7%.

The Company recorded total stock option compensation expenses of $247,431 and $621,450 for the three and nine month period ended September 30, 2008. Of the total value of the old and new option grants, $4,016,329 has not yet been recognized and will be amortized over the requisite service periods.

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2008	974,500	$10.03
Granted	1,237,257	$8.58
Exercised	—	—
Cancelled	—	—

Outstanding as of September 30, 2008	2,211,757	$9.22

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54-$10.74	974,500	$10.03	4	132,000	$10.74
$8.35-$11.20	1,237,257	$8.58	5	—	—

	2,211,757			132,000

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

The weighted average fair value per share of the 2,211,757 options issued under the Plan is $2.24 per share. All the options granted have no intrinsic value at September 30 2008. As of September 30, 2008, the Company has 132,000 outstanding vested stock options, with an exercise price above market, are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the three and nine month period ended September 30, 2008, the Company recorded general and administrative expenses of $97,000 and $279,332, respectively, for the stock compensation in connection with the services rendered by the Company’s independent directors. A total of 30,254 shares of common stock are issuable to independent directors as of September 30, 2008.

NOTE 17 – COMMITMENTS

As of September 30, 2008, the Company entered into unconditional capital commitments for the purchase of land use rights and construction of manufacturing facilities in the PRC for $10,222,163 within one year and $22,611 after one year.

As of September 30, 2008, the Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $510,679 within one year and $3,135 after one year.

As of September 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office in United States of America and some regional representative offices in the PRC of $86,770 within one year.

NOTE 18 – REPORTING SEGMENTS

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

For the three and nine month period ended September 30, 2008 and 2007, the Company’s revenue from pharmaceutical products and nutraceutical products, are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Pharmaceutical Products	$62,095,466	$35,485,502	$143,747,290	$79,948,350
Nutraceutical Products	8,498,483	8,028,547	24,625,262	23,114,223

TOTAL	$70,593,949	$43,514,049	$168,372,552	$103,062,573

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

NOTE 19 – TAXES

(a) Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the quarter ended September 30, 2008 due to the net operating loss carry forward in the United States. On March 16, 2007, the National People’s Congress of the PRC approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.

Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC ranged from 0% to 33%. Guangxi Ling Feng Pharmaceutical Company Limited (“GLP”), our wholly owned subsidiary, is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Three Happiness Bioengineering Co. Ltd (“Three Happiness”), one of our other wholly owned subsidiaries, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is considered a high technology company by the Chinese government. Guangxi Boke Pharmaceutical Limited (“Boke”) also enjoys a favorable tax rate of 15% as it is located in a Western province of the PRC. Our three remaining wholly owned subsidiaries do not qualify for any tax concession and have a 33% tax rate.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released from the tax authorities where some of our subsidiaries are located, the Company adjusted deferred tax balances as of September 30, 2008 based on our best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

The Company’s tax expense differs from the “expected” tax expense as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Computed “expected” expense	$5,908,152	2,398,089	$14,544,307	5,838,313
Favorable tax rate effect	(1,553,984)	—	(3,812,238)	—
Permanent difference	8,166	(11,900)	(8,173)	8,230

Income tax expense	$4,362,334	2,386,189	$10,723,896	5,846,543

The provisions for income taxes are summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Current	$4,327,744	2,351,030	$10,743,020	5,795,877
Deferred	34,590	35,159	(19,124)	50,666

Total	$4,362,334	2,386,189	$10,723,896	5,846,543

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets
Current
Bad debt	$11,580	$—
Other costs	518,233	—

Total current deferred tax assets	529,813	—

Non-current
Bad debt	216,066	211,551
Amortization	157,697	98,239
Other costs	646,677	801,840
Stock provision	281,344	289,511
Depreciation	42,700	97,340

Total non-current deferred tax assets	1,344,484	1,498,481

Total deferred tax assets	$1,874,297	$1,498,481

Deferred tax liabilities
Current
Over accrual of welfare	$(153,774)	$—
Boke acquisition	(533,606)	—
CCXA acquisition	53,043	15,297
Other	(46,207)	(125,030)

Total current deferred tax liabilities	(680,544)	(109,733)
Non-current
Over accrual of welfare	(18,281)	(146,154)
Amortization	(273,867)	(208,519)
Depreciation	(108,318)	(51,976)
Government grant	(947,067)	(887,633)
GLP acquisition	(3,830,787)	(3,590,384)
CCXA acquisition	(4,668,270)	(4,340,893)
Boke acquisition	(3,118,985)	(3,298,341)
Other	(238,446)	(97,280)
Other comprehensive income	(3,186,409)	—

Total non-current deferred tax liabilities	(16,390,430)	(12,621,180)

Total deferred tax liabilities	(17,070,974)	(12,730,913)

Net deferred tax liabilities	$(15,196,677)	$(11,232,432)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Of September 30, 2008

(UNAUDITED)

(b) Tax holiday

The Company enjoys certain tax holiday under the new CIT law; the income tax expenses for the three and nine months ended September 30, 2008 were partly offset by tax concessions available to our subsidiaries including GLP, Boke and Three Happiness. The combined effects of the income tax expense reduction available to us are as follows:

	Three and Nine Months Ended September 30,
	2008	2008
Tax holiday effect	$1,553,984	$3,812,238
Basic net income per share exclude tax holiday effect	$0.20	$0.47

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

The VAT payable balance of $3,737,564 and $3,722,621 at September 30, 2008 and December 31, 2007 respectively are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 20 – SUBSEQUENT EVENT

On October 22, 2008, the Company announced that it has completed the acquisition of Nuo Hua Investment Company Ltd. (“Nuo Hua”), as well as the acquisition of GuangXi HuiKe Research and Development Company Ltd. (“GHK”), in separate all-cash transactions totaling $53.1 million, in the aggregate. Nuo Hua is a holding company with subsidiaries and affiliated companies that maintain a presence in pharmaceutical wholesale and retail distribution in the PRC. The Company acquired Nuo Hua for $39.5 million after terminating a previously announced, non-binding Letter of Intent to acquire another company in the distribution industry in the PRC. The Company acquired GHK for $13.6 million. GHK is engaged in pharmaceutical research and product development leading to the Chinese State Food and Drug Administration approval and expedient product launches in the PRC. Operating results of both acquired companies will be consolidated during the fourth quarter of 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007 filed by the Company with the SEC.

As used in this report, the terms “Company,” “we,” “our,” “us” and “AOB” refer to American Oriental Bioengineering, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “AOB believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of AOB and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

At September 30, 2008, the Company provided a $224,333 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at September 30, 2008 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2008, the Company provided an allowance against its inventories amounting to $161,138. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are aware that our accounting for minority interest will change and we are considering those effects now but believe we will only be a reclassification of minority interest from mezzanine equity to our shareholders’ equity section in the balance sheet. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the impact of adopting this statement.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2008 and 2007:

	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES	$70,593,949	$43,514,049	100%	100%
COST OF GOODS SOLD	23,402,407	12,833,252	33.15	29.49

GROSS PROFIT	47,191,542	30,680,797	66.85	70.51
Selling and marketing	9,938,877	5,644,776	14.08	12.97
Advertising	9,913,728	6,934,160	14.04	15.94
General and administrative	4,467,638	3,742,364	6.33	8.60
Depreciation and amortization	1,024,436	377,856	1.45	0.87

Total operating expenses	25,344,679	16,699,156	35.90	38.38

INCOME FROM OPERATIONS	21,846,863	13,981,641	30.95	32.13
Equity in earning (loss) from unconsolidated entities	49,417	3,953	0.07	0.01
Interest income (expense), net	(1,143,013)	360,365	(1.62)	0.83
Other income (expense), net	91,986	(16,144)	0.13	(0.04)

INCOME BEFORE INCOME TAXES	20,845,253	14,329,815	29.53	32.93
Income taxes	4,362,334	2,386,189	6.18	5.48

NET INCOME	$16,482,919	$11,943,626	23.35%	27.45%

Revenues

Revenues for the third quarter of 2008 were $70,593,949, an increase of $27,079,900 over revenues for the third quarter of 2007. Revenues by product categories were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical products	$62,095,466	$35,485,502	$26,609,964	75%
Nutraceutical products	8,498,483	8,028,547	469,936	6%

TOTAL	$70,593,949	$43,514,049	$27,079,900	62%

Sales of our pharmaceutical products increased by $26,609,964, or 75%, as compared to the same period during 2007 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $15,648,188 during the third quarter of 2007 to $24,302,150 in the same period of 2008, or a 55% increase. This is primarily due to contributions from the company’s diversifying product portfolio, including recently launched CCXA prescription products, in addition to existing products. Expanding rural market coverage also drove prescription pharmaceutical revenue performance during the third quarter of 2008.

•

The sales of our OTC pharmaceutical products increased from $19,837,314 to $37,793,316, or a 91% increase This was attributable to the increase in sales of our Jinji series and Jinji Yimucao product supported by our continous marketing campaign to enhance recognition of these product; and

•

The contribution by our newly acquired subsidiaries, CCXA and Boke, of $7,130,608 and $9,958,411, respectively to our revenue for the quarter ended September 30, 2008. Boke was not our subsidiary during the same period of last year and CCXA was only consolidated for half a month of its operating result during the same period in 2007.

Sales from our nutraceutical products increased to $8,498,483 in the third quarter of 2008 from $8,028,547 in the same period during 2007, representing a growth of 6%. This increase was mainly attributable to the increase in sales of peptide tablets and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $23,402,407 for the three months ended September 30, 2008, compared to $12,833,252 for the three months ended September 30, 2007. Expressed as a percentage of revenues, cost of goods sold was 33% for the three months ended September 30, 2008, compared to 29% for the three months ended September 30, 2007. The increase in cost of goods sold as a percentage of revenues was mainly attributable to the integration of CCXA which has lower gross margins compared to our other subsidiaries. Cost of goods sold for the quarters ended September 30, 2008 and 2007 by product categories were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical products	$20,017,437	$9,827,120	$10,190,317	104%
Nutraceutical products	3,384,970	3,006,132	378,838	13%

TOTAL	$23,402,407	$12,833,252	$10,569,155	82%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 104% and 13%, respectively, in the three months ended September 30, 2008 compared to the same period in 2007. These increases were attributable to our increase in sales.

Gross profit as a percentage of net revenues decreased from 70.51% in the comparable period of the prior year to 66.85% in the third quarter of 2008 due to the increase in cost of goods sold as a percentage of revenues discussed above.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $5,644,776 in the three months ended September 30, 2007 to $9,938,877 in the same period of 2008, representing a 76% increase. The details of our selling and marketing expenses were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Promotional materials and fees	$6,524,206	$1,679,013	$4,845,193	289%
Payroll	1,427,577	1,006,369	421,208	42%
Shipping	897,516	1,027,291	(129,775)	(13)%
Sales conferences	248,052	1,265,735	(1,017,683)	(80)%
Trips and traveling	448,739	346,087	102,652	30%
Offices supplies	156,749	120,122	36,627	30%
Other	236,038	200,159	35,879	18%

TOTAL	$9,938,877	$5,644,776	$4,294,101	76%

The increase in selling and marketing expenses in the quarter ended September 30, 2008 compared to the same quarter during 2007 was primarily due to the following factors:

•

Promotional materials and fees increased 289% from $1,679,013 to $6,524,206 during the third quarter of 2008 as compared to the same period of 2007, respectively. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•

The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the three months ended September 30 2008 to support future growth of our businesses as well as the integration of Boke and CCXA. Boke was not our subsidiary during the same period last year and CCXA was only integrated into our consolidated results commencing in September of last year. The new labor law which became effective starting January 1, 2008 also contributed to the increase.

•	The increase in traveling expenses reflected increased spending in organizing promotional activities to increase market awareness of our brand and products.

Advertising

Advertising expenses increased by $2,979,568, from $6,934,160 in the third quarter of 2007 to $9,913,728 in the same quarter of 2008. The increase in advertising expenses resulted from the increase in general advertising cost and our increase in promotional efforts to promote AOB’s brand, such as the Jinji and Boke series of products.

Advertising expenses as a percentage of revenue decreased from 16% in the third quarter of 2007 to 14% in the same quarter of 2008. As the general advertising cost of media in the PRC continues to increase, we decreased media advertising activities but increased other promotional activities and direct sales efforts to support the continuous growth of our revenue.

General and Administrative

General and administrative expenses increased from $3,742,364 in the third quarter of 2007 to $4,467,638 in the same quarter of 2008, or a 19% increase. The details of general and administrative expenses were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Payroll	$896,810	$528,590	$368,220	70%
Research and development	437,712	200,998	236,714	118%
Staff welfare and insurance	386,137	211,322	174,815	83%
Stock compensation – directors	344,431	198,630	145,801	73%
Directors’ remuneration	310,000	540,000	(230,000)	(43)%
Trips and traveling	237,465	318,055	(80,590)	(25)%
Professional fees – accounting	141,783	35,914	105,869	295%
Office supplies	137,119	137,814	(695)	(1)%
Vehicles & utilities	137,605	114,959	22,646	20%
Conference fees	634,587	311,349	323,238	104%
Investors relation and listing expenses	85,096	57,307	27,789	48%
Provision for bad debts	46,883	22,739	24,144	106%
Office rental	45,049	75,903	(30,854)	(41)%
Stock compensation – consultants	48,000	65,000	(17,000)	(26)%
Professional fees – legal and consulting	(74,059)	71,670	(145,729)	(203)%
Miscellaneous	653,020	852,114	(199,094)	(23)%

TOTAL	$4,467,638	$3,742,364	$725,274	19%

The increase in general and administrative expenses in the three months ended September 30, 2008 compared to the same period during 2007 was primarily due to the following factors:

•

Payroll expenses increased by $368,220, or 70% compared with the third quarter during 2007, as a result of the increased average salary for administrative employees and the integration of Boke and CCXA. Boke was not our subsidiary during the third quarter of 2007 and CCXA was only integrated from September 2007.

•	Research and development cost increased by $236,714, or 118% as compared to the same period during 2007. This reflected our increased spending on research and development of new products.

•

Staff welfare and insurance increased by $174,815 or 83% from the third quarter of 2007. This was due to the increase in the number of employees from the integration of Boke and CCXA that incurred more welfare and related insurance costs. The increase was also attributable to the additional welfare and insurance coverage which are mandatory under the new labor law.

•	Directors’ stock compensation increased by $145,801, or 73%, as compared to the same quarter during 2007. This was mainly a result of the new director compensation plan for 2008.

•	Accounting related professional fees increased from $35,914 to $141,783 or 295%, due primarily to the increase in accounting fees relating to our fund raising activities in July 2008.

•

We made specific provisions for bad debts based on the age of the accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate. During the third quarter of 2008, we made an additional $24,144 provision for bad debts based on the aging analysis of our accounts receivable as of September 30, 2008.

Depreciation and Amortization

Depreciation and amortization expenses increased by $646,580, or 171%, in the quarter ended September 30, 2008 compared to the same quarter during 2007. The increase was due to the integration of Boke with a net book value of $4,303,995 in fixed assets and $20,323,342 in intangible assets as well as the integration of CCXA with a net book value of $11,093,894 in fixed assets and $16,841,374 in intangible assets. Boke was not our subsidiary during the third quarter of 2007 and CCXA was only integrated from September 2007.

Equity in Earning (Loss) From Unconsolidated Entities

Equity in earning from unconsolidated entities was $49,417 for the three months ended September 30, 2008 as compared to $3,953 for the three months ended September 30, 2007.

Interest Income (Expense), Net

Net interest expense was $1,143,013 for the three months ended September 30, 2008, compared to net interest income of $360,365 for the three months ended September 30, 2007. This was primarily due to the accrued interest expense for our convertible notes issued in July 2008.

Other Income (Expense), Net

Other income was $91,986 for the three months ended September 30, 2008 compared to a net loss of $16,144 for the three months ended September 30, 2007.

Income Taxes

Income tax expense for the quarter ended September 30, 2008 was $4,362,334, compared to $2,386,189 for the quarter ended September 30, 2007. The Company’s effective tax rate for this quarter was 21%.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended September 30, 2008 and 2007:

	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES	$168,372,552	$103,062,573	100%	100%
COST OF GOODS SOLD	54,808,490	31,048,916	32.55	30.13

GROSS PROFIT	113,564,062	72,013,657	67.45	69.87
Selling and marketing	22,656,477	12,210,509	13.46	11.85
Advertising	21,760,300	16,150,754	12.92	15.67
General and administrative	13,633,595	9,234,426	8.10	8.96
Depreciation and amortization	3,012,107	1,054,128	1.79	1.02

Total operating expenses	61,062,479	38,649,817	36.27	37.50
INCOME FROM OPERATIONS	52,501,583	33,363,840	31.18	32.37
Equity in earning (loss) from unconsolidated entities	(591,650)	14,848	(0.35)	0.01
Interest income, net	(1,156,782)	375,604	(0.69)	0.36
Other income, net	(264,515)	118,436	(0.16)	0.11

INCOME BEFORE INCOME TAXES	50,488,636	33,872,728	29.99	32.87
Income taxes	10,723,896	5,846,543	6.37	5.67

NET INCOME	$39,764,740	$28,026,185	23.62%	27.19%

Revenues

Revenues for the nine months ended September 30, 2008 were $168,372,552, increased by $65,309,979, as compared to the same period during 2007. Revenues by product categories were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical products	$143,747,290	$79,948,350	$63,798,940	80%
Nutraceutical products	24,625,262	23,114,223	1,511,039	7%

TOTAL	$168,372,552	$103,062,573	$65,309,979	63%

Sales of our pharmaceutical products increased by $63,803,568 or 80%, as compared to the same period during 2007 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $36,823,813 during the nine months of 2007 to $58,879,490 in the same period of 2008, or a 60% increase. This is primarily due to contributions from the company’s diversifying product portfolio, including recently launched CCXA prescription products, in addition to existing products. Expanding rural market coverage also drove prescription pharmaceutical revenue performance during the nine months ended September 30, 2008.

•

The sales of our OTC pharmaceutical products increased from $43,124,537 to $84,867,800, or a 97% increase. This was attributable to the increase in sales of our Jinji series and Jinji Yimucao product that was launched in early 2007 and as a result of our marketing campaigns to enhance recognition of such products; and

•

The contribution by our newly acquired subsidiaries, CCXA and Boke, of $17,253,180 and $23,211,531, respectively to our revenue for the nine months ended September 30, 2008, respectively. Boke was not our subsidiary during the same period of last year, and CCXA was consolidated starting September 2007.

Sales from our nutraceutical products increased to $24,625,262 in the nine months ended September 30, 2008 from $23,114,223 in the same period during 2007, representing a growth of 7%. This increase was mainly attributable to the increase in sales of peptide coffee and peptide powder.

Cost of Goods Sold and Gross Profit

Cost of goods sold was$54,808,490 for the nine months ended September 30, 2008, compared to $31,048,916 for the nine months ended September 30, 2007. Expressed as a percentage of revenues, cost of goods sold was 32.55% for the nine months ended September 30, 2008, compared to 30.13% for the nine months ended September 30, 2007. The increase in cost of goods sold as a percentage of revenues was mainly attributable to the integration of CCXA which has lower gross margins compared to our other subsidiaries. Cost of goods sold for the nine months ended September 30, 2008 and 2007 by product categories were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Pharmaceutical products	$45,114,645	$22,566,851	$22,547,794	100%
Nutraceutical products	9,693,845	8,482,065	1,211,780	14%

TOTAL	$54,808,490	$31,048,916	$23,759,574	77%

The cost of goods sold of pharmaceutical products and nutraceutical products increased by 100% and 14%, respectively, in the nine months ended September 30, 2008 compared to the same period of 2007. These increases were attributable to our increase in sales.

Gross profit as a percentage of net revenues decreased from 69.87% in the comparable period of the prior year to 67.45% due to the increase in cost of goods sold as a percentage of revenues discussed above.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $12,210,509 during the nine months ended September 30, 2007 to $22,656,477 in the same period of 2008, representing a 86% increase. The details of our selling and marketing expenses were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Promotional materials and fees	$12,007,766	3,457,925	8,549,841	247%
Payroll	4,236,514	2,627,510	1,609,004	61%
Shipping	2,362,105	1,990,599	371,506	19%
Trips and traveling	1,786,251	1,096,302	689,949	63%
Sales conferences	1,035,266	1,844,311	(809,045)	(44)%
Offices supplies	627,233	439,715	187,518	43%
Other	601,342	754,147	(152,085)	(20)%

TOTAL	$22,656,477	12,210,509	10,455,968	86%

The increase in selling and marketing expenses in the nine months ended September 30, 2008 compared to the same period during 2007 was primarily due to the following factors:

•

Promotional materials and fees increased 247% from $3,457,925 to $12,007,766 during the nine months of 2008 as compared to the same period of 2007. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•

The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in the nine months of 2008 to support future growth of our businesses as well as the integration of Boke. Boke was not our subsidiary during the same period last year. The new labor law which became effective starting January 1, 2008 also contributed to the increase.

•	The increase in traveling expenses reflects increased spending in organizing promotional activities to increase market awareness of our brand and products.

Advertising

Advertising expenses increased by $5,609,546, from $16,150,754 in the nine months ended September 30, 2007 to $21,760,300 in the same period during 2008. The increase in advertising expenses was resulted from the increase in general advertising cost and our increase in promotional efforts to promote AOB’s brand, such as Jinji and Boke series of products.

Advertising expenses as a percentage of revenue decreased from 15.67% in the nine months of 2007 to 12.92% in the same period of 2008. As the general advertising cost of media in the PRC continues to increase, we decreased media advertising activities but increased other promotional activities and direct sales effort to support the continuous growth of our revenue.

General and Administrative

General and administrative expenses increased from $9,234,426 in the nine months of 2007 to $13,633,595 in the same period of 2008, or a 48% increase. The details of general and administrative expenses were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Payroll	$2,762,772	$1,489,525	$1,273,247	85%
Professional fees – accounting	1,332,659	596,336	736,323	123%
Staff welfare and insurance	1,207,057	500,193	706,864	141%
Research and development	926,124	581,862	344,262	59%
Directors’ remuneration	913,333	832,333	81,000	10%
Stock compensation – directors	900,782	372,804	527,978	142%
Professional fees – legal and consulting	773,796	306,503	467,293	152%
Trips and traveling	768,232	805,623	(37,391)	(5)%
Office supplies	499,482	483,115	16,367	3%
Vehicles & utilities	419,109	301,544	117,565	39%
Conference fees	944,071	421,050	523,021	124%
Investors relation and listing expenses	231,160	254,626	(23,466)	(9)%
Office rental	157,450	257,046	(99,596)	(39)%
Stock compensation – consultants	152,500	329,100	(176,600)	(54)%
Provision for bad debts	(96,226)	27,240	(123,466)	(453)%
Miscellaneous	1,741,294	1,675,526	65,768	4%

TOTAL	$13,633,595	$9,234,426	$4,399,169	48%

The increase in general and administrative expenses in the nine months ended September 30, 2008 compared to the same period during 2007 was primarily due to the following factors:

•

Payroll expenses increased by $1,273,247, or 85% compared with the first nine months during 2007, as a result of the increased average salary for administrative employees and the integration of Boke. Boke was not our subsidiary during the third quarter of 2007.

•

Accounting related professional fees increased from $596,336 to $1,332,659 or 123%, due primarily to the increase in accounting fees relating to our fund raising activities during the third quarter of 2008 and the increase in audit fees relating to our increased number of subsidiaries being audited.

•

Staff welfare and insurance increased by $706,864 or 141% from the first nine months of 2007. This was due to the increase in the number of employees from the integration of Boke that incurred more welfare and related insurance costs. The increase was also attributable to the additional welfare and insurance coverage which are mandatory under the new labor law.

•	Research and development cost increased by $344,262, or 59% as compared to the same period during 2007. This reflected our increased spending on research and development of new products.

•

Directors’ remuneration and stock compensation increased by $81,000 and $527,978, or 10% and 142% respectively, as compared to the same period during 2007. This was mainly a result of our performance bonus accrual for the executives and a new director compensation plan for 2008.

•	Legal and consulting related professional fees increased by $467,293, or 152%. The increase was mainly related to our fund raising activities during the third quarter of 2008.

•

We made specific provisions for bad debts based on the age of its accounts receivable. A tight credit control policy and the consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries resulted in a better receivable turnover rate and a higher recovery of old debts. We reversed $123,466 provision for bad debts during the period because of our improved aging of our accounts receivables due to our better credit control.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1,957,979, or 186%, in the nine months ended September 30, 2008 compared to the same period during 2007. The increase was due to the integration of Boke with the net book value of $4,303,995 in fixed assets and $20,323,342 in intangible assets as well as the integration in September 2007 of CCXA with the net book value of $11,093,894 in fixed assets and $16,841,374 in intangible assets. Boke was not our subsidiary during the first nine months of 2007 and CCXA was only integrated from September last year.

Equity in Earning (Loss) From Unconsolidated Entities

Equity in loss from unconsolidated entities was $591,650 for the nine months ended September 30, 2008 compared to a net earning of $14,848 for the same period during 2007. This was mainly due to the recognition of the share of equity loss from our investment in China Aoxing from April 2008.

Interest Income (Expense), Net

Net interest expense was $1,156,782 for the nine months ended September 30, 2008, compared to net interest income of $375,604 for the nine months ended September 30, 2007. This was primarily due to the accrued interest expense for our convertible notes issued in July 2008.

Other Income (Expense), Net

Other expense was $264,515 for the nine months ended September 30, 2008 compared to a net income of $118,436 for the nine months ended September 30, 2007. This was primarily due to our donation of $168,641 for the Sichuan earthquake relief during the second quarter of 2008.

Income Taxes

Income tax expense for the nine months ended September 30, 2008 was $10,723,896, compared to $5,846,543 for the nine months ended September 30, 2007. The Company’s effective tax rate during the nine months ended September 30, 2008 was 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at September 30, 2008, was $219,727,043, representing an increase of $53,316,968, or 32%, compared with our cash balance of $166,410,075 at December 31, 2007. The increase was mainly attributable to the receipt of net proceeds from the issuance of our convertible notes, which amounted to $110,358,550 and net cash provided by operating activities of $48,569,653, offset by net of cash of $84,145,169 to invest in fixed assets and land as well as China Aoxing.

On July 15, 2008, the Company completed a private offering and issued $115 million aggregate principal amount of Convertible Senior Notes due 2015 (the “Notes”). The Notes were being sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes are approximately $110.0 million, after deducting the placement agents’ commission and estimated offering expenses payable by the Company. In connection with the offering of the Notes, the Company also entered into a prepaid forward shares repurchase contract with an affiliate of the placement agents, which the Company refer to as the counterparty. Pursuant to the prepaid forward shares repurchase contract, the Company repurchased from the counterparty 3.7 million shares of common stock for settlement at or about the maturity of the Notes, subject to the counterparty’s right to settle earlier. The Company used approximately $30.0 million of the net proceeds of the offering to fund the cost of the prepaid forward shares repurchase transaction.

We plan to use our cash for acquisitions, research and development activities, sales and marketing of our products, other general corporate purposes and to service our indebtedness.

For the purpose of future acquisitions, it is very important to have cash in local currency in a PRC bank to demonstrate our financial strength and capability to acquire potential companies in cash with funds that are available immediately. Because of the anticipated appreciation of RMB, interest rates in the PRC are lower than other foreign currencies and the newly decreased interest rate for savings accounts is at 0.72% per annum. We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Cash Flow

Cash flows from operations during the nine months ended September 30, 2008 amounted to $48,569,653, representing an increase of approximately 80% compared with cash flows from operations of $26,989,761 in the same period of 2007. The increased cash flow was due primarily to the increase in our net income by 42%, to $39,764,740 in the nine months of 2008, compared with net income of $28,026,185 in the same period last year. The increased cash flow was also due in part to a decrease in advance to suppliers by $2,841,964 and notes receivable by $1,669,891, as well as increase in other payable , tax payable and accounts payable of $4,893,468, $1,641,432 and $1,351,984, respectively. The increase in other payable and accounts payable was due to the better credit terms obtained from our vendors. These increases were partly offset by an increase in our accounts receivable and inventories of $7,983,619 and $4,899,509, respectively to support our increased sales and production activities.

Our cash flows used in investing activities amounted to $84,145,169 in the nine months ended September 30, 2008. During that period, we paid $23,565,407 as deposit for long-term assets and $21,762,253 for the investments in and advances to our equity investments in China Aoxing and Qili. We also paid $20,236,226 for purchases of plant and equipment and spent $15,311,785 on land use rights in the PRC.

Our cash flows from financing activities amounted to $80,248,182 in the nine months ended September 30, 2008. During that period, the Company received net proceeds of $110 million from the issuance of our convertible notes and paid $29,998,616 for our prepaid forward stock repurchase contract.

Working Capital

Our working capital increased by $56,138,710 to $236,550,248 at September 30, 2008 as compared to $180,411,538 at December 31, 2007, primarily due to our increase in cash of $53,316,968, accounts receivable of $8,061,556, refundable deposit of $6,386,418, inventories of $4,986,469, and partly offset by an increase in other payables of $4,893,468 and decrease in other current assets of $4,518,353, advance to suppliers of $2,841,964 and notes receivable of $1,669,891, respectively. The increase of inventory was caused by a maintenance of a higher inventory level to prepare for increased operating activities. The decrease in notes receivable was the result of better credit control.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.

ISSUANCE OF COMMON STOCK

None.

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2008 were denominated in Renminbi (“RMB”), the currency of the PRC, and were converted into US dollars at the exchange rate of 6.8635 to 1. In the third quarter of 2005, the RMB began to rise against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $12,818,468 during the nine months ended September 30, 2008. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of Chinese auditing standards and applicable U.S. rules. The Company has an audit group, which consists of the Chief Executive Officer, Chief Financial Officer, one member of the Board of Directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the Evaluation Date. The audit group made its evaluation pursuant to Rule 13a-15(b) under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group.

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, given the fact that our major operations are located in the PRC, the Company and the audit group consistently makes efforts to coordinate the evolving control and disclosure environment in the PRC with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes or new risks during the quarter ended September 30, 2008 to disclose.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2008, the Company completed a private offering and issued $115 million principal amount of 5% Convertible Senior Notes due 2015. The transaction was previously disclosed on Current Report on Form 8-K filed with the Securities and Exchange Commission on July  15, 2008.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 10, 2008

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: November 10, 2008