Form 10-K
period 2008-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2009-03-09
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO: 001-32569

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25th Floor, Great China International Exchange Square, No. 1 Fuhua 1 Rd, Futian District,

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held on June 30, 2008 by non-affiliates of the registrant was $610,730,086 based on the closing price of $9.87 per share as reported on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

At March 6, 2009, 78,249,264 shares of the registrant’s Class A Common Stock, $0.001 par value and 1,000,000 shares of the registrant’s Preferred Stock, $0.001 par value were outstanding.

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

PART I.

ITEM 1. BUSINESS

Overview

We are a leading, fully integrated, pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical and healthcare products. A majority of our current products are offered and derived from Chinese based traditional medicines and are manufactured using plant based materials. Our profitable and diversified business is comprised of prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products are well recognized brands in China and have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail outlets at over 100,000 locations in all provinces, including rural areas and major cities in China, through the efforts of our approximately 2,133 sales and marketing professionals. We leverage our relationships with over 320 distributors to distribute our products to both urban and rural areas of China. We have experienced substantial growth in recent years and intend to use our established business as a platform for continued growth both organically and through strategic acquisitions.

According to a recent ISI Emerging Markets report, the pharmaceutical industry in China was approximately $27.7 billion in 2005. We estimate the pharmaceutical market size was around $47.8 billion in 2008 assuming a compound annual growth rate of 20% since 2005. China is forecast to become the world’s fifth largest pharmaceutical market by 2010, which includes both western medicine and Traditional Chinese Medicine, or TCM. Our pharmaceutical products are modernized versions of TCM. Plant based TCM products have been widely used in China for thousands of years and are deeply ingrained in the Chinese culture. The market for TCM pharmaceutical products in China was approximately $5.8 billion in 2005, accounting for approximately 20.9% of all expenditures on medicine in China. According to a 2006 Frost & Sullivan report, the market for nutraceutical products in China was approximately $12.5 billion in 2005. Currently, the TCM market in China is highly fragmented, and we believe there are over 1,200 companies currently engaged in the development, manufacture and sale of TCM products, providing significant opportunities to acquire additional businesses, products and technologies.

Our revenues increased from $160.5 million in 2007 to $264.6 million in 2008, representing an increase of 64.90% year over year. The following table represents the manufacturing revenues realized from the sale of our Pharmaceutical and Nutraceutical products, as well as our distribution revenue from our newly acquired distribution business for the periods indicated:

	For the Year Ended December 31,		Percent Change
	2008	2007
Manufacturing revenue	$259,171,087	$160,482,383	61.50%
Pharmaceutical products	224,904,348	127,823,297	75.95%
Nutraceutical products	34,266,739	32,659,086	4.92%
Distribution revenue	5,471,971	—	—

Total sales	$264,643,058	$160,482,383	64.90%

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

We currently market over 60 pharmaceutical products in China. Two flagship prescription pharmaceutical products currently marketed in China are Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, and Cease Enuresis Soft Gel, or CE Gel. SHL Injection Power is an anti-viral injection effective in treating respiratory infections, bronchitis and tonsillitis, and CE Gel is indicated to alleviate bedwetting. We market our SHL Injection Powder through our brand name SHJ, and our CE Gel through Harbin Three Happiness Bioengineering Co., Ltd, or Three Happiness, which are both well-recognized brand names in China. These products are detailed to physicians at hospitals and clinics through the efforts of our sales force and through educational physician conferences and seminars.

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

Nutraceutical products, also frequently referred to as functional foods, functional beverages, dietary supplements and general nutritional supplements, are intended to be used to improve overall health and well-being. We market several nutraceutical products as general nutritional supplements in China, including our popular soybean peptide based drinks, tablets, powder and instant coffee. General nutritional supplements are generally not regulated by the SFDA; however, local government agencies may impose certain manufacturing requirements on those products aimed at protecting their hygiene. We promote our nutraceutical products through print advertising campaigns in magazines and newspapers, and distribute these products to supermarkets, fitness centers, healthcare specialty stores and other retail outlets in China.

In October 2008, through the acquisition of Nuo Hua Investment Company Ltd. (“Nuo Hua”), distribution form part of our businesses. Nuo Hua is a holding company with a subsidiary and affiliated company that maintain a significant presence in pharmaceutical wholesale and retail distribution in China. We now distribute more than 6,000 pharmaceutical products.

In addition to our marketed products, we have a portfolio of over 400 prescription and over-the-counter pharmaceutical products that are approved by SFDA, but have not been commercially launched.

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

Pharmaceutical Market

The pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is expected to become the world’s fifth largest pharmaceutical market by 2010, which includes western medicine and TCM. This growth is being driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted for RMB850 billion, or $124 billion, over the next three years to make medical services and products more affordable and accessible to the whole population.

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

We believe the People’s Republic of China (“PRC”) is committed to supporting and promoting the development of modernized TCM, as evidenced by the government formulating an industry development plan for the modernized TCM sector and adding more modernized TCMs to the national medicine catalog of the National Medical Insurance Program. We believe TCMs will be a major component, in the national medicine catalog. Additionally, in the PRC pharmaceutical industry five-year plan released in June 2006 by the National Development and Reform Commission, or the NDRC, the NDRC identified TCMs, particularly TCMs used for the treatment of diseases prevalent among middle-aged and elderly people, as a priority area that will receive governmental support. The State Administration of Traditional Chinese Medicine, a national government agency, formulates TCM industry policies for the development of TCM and provides research grants for TCM research and development.

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

Financial Information about Industry Segments

Since October 2008, we have two operating segments based on our major lines of businesses: manufacturing and distribution. For additional information please refer to Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our pharmaceutical and nutraceutical products.

•

Fully Integrated Platform for Sustainable Growth. We are a vertically integrated pharmaceutical and nutraceutical company with our own development, manufacturing, commercialization and distribution capabilities for the prescription pharmaceutical, over-the-counter pharmaceutical and nutraceutical markets. Our nationally recognized branded products are distributed to over 100,000 locations in all provinces, including rural areas and major cities in China. We believe these capabilities can be leveraged to provide substantial organic growth across all of our product categories and can serve as a platform for integrating additional acquisitions.

•

Diverse Product Categories That Provide Operating Flexibility. Our business consists of three product categories including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products treat different therapeutic areas including women’s health, nasal, bedwetting and anti viral. Each of these competes in a market segment with differentiated regulatory, economic and general market characteristics. We believe this diversification reduces our dependence on any one market segment and enables us to react quickly to evolving market conditions in China in order to optimize our business operations.

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

•

Demonstrated Ability to Identify and Integrate Acquisitions. We have completed and integrated seven acquisitions in the last five years, each of which has contributed to our revenue and earnings growth. These acquisitions also added value to our brands, enhanced our products development capabilities, expanded our distribution networks and broadened our products offering. Our disciplined approach to acquisitions is based on well-defined criteria and is supported by a 14-person multi-disciplinary team dedicated to these business development activities, which we believe positions us well to participate in further consolidation in our industries.

•

Experienced and Results-Oriented Management Team. Several members of our senior management team have worked together for over 15 years and have contributed significantly to the growth of our business. Our revenues have grown at a CAGR of 69% over the past five years from $32.0 million in 2004 to $264.6 million in 2008. Our management team has extensive experience with the People’s Republic of China, or PRC, government and the market for pharmaceutical and nutraceutical products. Our management team encourages a strong corporate culture, which we believe contributes to our overall results.

Our Strategy

Our objective is to become the market leader for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

•

Promoting Our Existing Brands to Maintain National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts. To achieve this goal, we plan to:

•

detail the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces in China through the efforts of our sales force and through educational physician conferences and seminars;

•

expand our extensive direct-to-consumer advertising campaign highlighting the quality and benefits of our fast growing over-the-counter pharmaceutical products through television, newspaper and print advertisements; and

•

Developing and Introducing Additional Products to Expand or Strengthen Our Existing Portfolio. We plan to focus our research and development capabilities towards expanding our existing portfolio of approved products. We have over 400 prescription and over-the-counter pharmaceutical products in our portfolio that are currently approved but have not been commercially launched. In addition, we intend to conduct clinical trials for new modernized products and product line extensions for our existing products. We plan to introduce new modernized products to leverage our branded market leadership position, particularly in the therapeutic areas we already have an establishment to develop product line extensions for our existing products.

•

Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond the current approximately 100,000 distribution points in China to drive additional growth of our existing and future products. We currently contract with over 320 distributors in China and plan to expand upon these relationships to target new markets. In addition, we plan to continue to broaden our marketing efforts outside of major cities in China and increase our market penetration in cities and rural areas where we already have a presence.

We also intend to expand our presence beyond China to international markets. We plan to work with other international pharmaceutical companies in cross selling of our products.

•

Acquiring Complementary Products Lines, Technologies, Distribution Networks and Companies. We intend to selectively pursue strategic acquisition opportunities that we believe would grow our customer base, expand our product lines and distribution network, enhance our manufacturing and technical expertise or otherwise complement our business or further our strategic goals. Pursuing additional acquisitions is a significant component of our growth strategy.

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

We currently manufacture and sell over 60 products. The following table summarizes our principal marketed pharmaceutical and nutraceutical products that comprised the majority of our revenue in the year of 2008.

Product	Distribution Point	Indication	Year of AOB Commercial Launch
Pharmaceutical Products

Shuanghuanglian Lyophilized Injection Powder	Rx	Respiratory infections, bronchitis and tonsillitis	2004

Cease Enuresis Soft Gel	Rx	Bedwetting	2004

Cease Enuresis Patch	OTC	Bedwetting and incontinence	2005

Jinji Capsule	OTC	Endometritis, annexitis and pelvic inflammations	2006

Jinji Yimucao	OTC	Premenstrual syndrome, or PMS, and other PMS and menopause-related symptoms	2007

Boke Nasal Spray	OTC	Nasal congestion and sinus infection	2007

Nutraceutical Products

Soy Peptide Series	OTC	Nutritional products for overall health and well-being	2003

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

In early 2007 we commercially launched Jinji Yimucao. We own this product as a result of the acquisition of GLP, which we completed in April 2006. We promote Jinji Yimucao through direct-to-consumer advertising, including an extensive television commercial campaign. We believe that these advertisements continue to strengthen our brand loyalty, a major driver of the historical popularity of the drug. This product is manufactured at our GLP facility in Hezhou.

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

Our Soy Peptide Series was commercially launched in China in 2002. We do not have any exclusivity under Chinese law for these products but we own trademarks and market all of our nutraceutical products through print advertising campaigns. While the nutraceutical market is highly fragmented with many competitors, we believe that our product branding and multiple forms for delivery of the peptide will continue to support additional growth.

Product Pipeline

We have our own research, development and laboratory facilities and retain our own professional research and development team. We have also entered into joint research and development agreements with outside research institutes in China. We have a portfolio of over 400 approved prescription and over-the-counter pharmaceutical products that have not been commercially launched. We continue to strengthen our research and development efforts and we intend to continue introducing new modernized products to leverage our branded market leadership position, and to develop line extensions for our existing products.

We are also exploring opportunities for acquisitions that may complement our existing product lines and leverage our significant sales and distribution capabilities.

Marketing and Sales

In China, we manufacture and market more than 60 products, consisting of prescription and over-the-counter pharmaceuticals and nutraceutical. Our pharmaceutical and nutraceutical products are marketed to hospitals, clinics, pharmacies and retail stores at over 100,000 distribution points. We maintain 28 regional representative offices throughout China and employ approximately 2,133 sales and marketing professionals. Where appropriate, we leverage the synergies between complementary products and distribution channels to accelerate the market penetration of our new products. Our sales force markets to all provinces, including rural areas and major cities in China.

Distributors and Customers

We have an extensive third-party distribution network with over 300 distributors that provide us with widespread access to sell our products in all provinces, including rural areas and major cities in China. The breadth of our distribution channel allows us to target approximately 100,000 distribution points comprising hospitals, clinics, pharmacies and retail stores. We select our distributors based on their reputation and market coverage. Because we have our own extensive sales and marketing team we rely on our distributors solely for the transportation of our products to our distribution points and not for sales and marketing services. As a result, we do not enter into exclusive distribution agreements with these third party distributors. We review our distribution agreements on an annual basis to specify designated distribution points, the location and method for delivery of our products to certain distribution points and targets for annual sales volume and receivable collections.

The distribution industry in China is fragmented with over 2,000 distributors. Due to the number of distributors, we do not rely on any one distributor for our distribution needs. We estimate that our top 10 distributors account for only approximately 15% of our total sales.

In October 2008, through the acquisition of Nuo Hua, distribution form part of our business. Through Nuo Hua’s subsidiary and affiliated company, we now distribute more than 6,000 pharmaceutical products through an extensive sales network covering major urban and rural areas in China.

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

The details of our facilities are as follows:

•

Three Happiness. Our Three Happiness facility is located in Harbin, the capital of Heilongjiang Province in northeast China. It is approximately 1,532,775 square feet and manufactures both pharmaceutical and nutraceutical products. The Three Happiness facility consists of one pharmaceutical and one nutraceutical manufacturing plant, including a dedicated building for soybean peptide products.

•	HSPL. Our HSPL facility is also located in Harbin. It is approximately 532,339 square feet and manufactures our SHL Injection Powder.

•	GLP. Our GLP facility is located in Hezhou, in the Guangxi Province in southwest China. It is approximately 1,485,055 square feet and manufactures our Jinji series of women’s health products.

•

CCXA. Our CCXA facility is located in ChangChun, the capital of Jilin Province in northeast China. It is approximately 1,077,467 square feet and manufactures a variety of generic pharmaceutical products including Zhitongfengshi tablets for the treatment of osteophyte and Yakangling capsule for the treatment of gingivitis.

•	Boke. Our Boke facility is located in Nanning, the capital of Guangxi Province in southwest China. It is approximately 174,280 square feet and manufactures our Boke series of nasal products.

We have land use rights to the land on which our manufacturing facilities are located that are granted and allocated to us by the government. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.

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

To a large extent, we rely on such State Protection law to protect our intellectual property rights with respect to some of our products. As of February 28, 2009, we owned a total of 40 patents and have registered a total of 86 trademarks and the number of trademarks in the process of application is 161.

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

Our SHL Injection Powder primarily competes with a similar injection powder product produced by Harbin Pharmaceutical Group. Our marketing strategy with respect to this product is broader than our competitor by focusing on rural markets as well as major cities and continues to maintain high products quality. We believe this strategy has been successful for us against our competition.

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

Employees

We had 4,076 employees as of December 31, 2008. Approximately 1,238 of these employees are principally engaged in manufacturing and services activities, 2,133 in sales and marketing, 122 in research and development and 583 in management and administration. In 2008 we increased our number of employees through hiring and acquisition and retained the best talent during the process of integration and performance review. We continue to monitor our headcount and may add additional employees for sales and marketing, customer service and manufacturing and assembly as our business grows. In general, we consider our relationship with our employees to be good.

Insurance

We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $37.23 million. We have property coverage of approximately $19.5 million, transport vehicle coverage of approximately $0.75 million and workers’ medical and accident coverage of approximately $1.98 million. We also maintain Director and Officer Insurance coverage of $15 million. We paid aggregate insurance premiums of $1,164,742 in the year of 2008.

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

In February 2003, we acquired the rights to a soybean protein peptide biochemical engineering project, which provided us with the rights to manufacture and commercialize our Soy Peptide Series of nutraceutical products. Also, since the share exchange in 2002, we acquired seven companies in China. In November 2004, we acquired HSPL, which manufactures and commercializes our SHL Injection Powder. In April 2006, we acquired GLP, which manufactures and commercializes our Jinji series. In July 2006, we acquired HQPL, a pharmaceutical distributor that owns a license to distribute pharmaceutical products in China. In August 2007, we acquired CCXA, which manufactures and commercializes a board range of generic pharmaceutical products. In October 2007, we acquired BOKE, which manufactures and commercializes our Boke series of nasal products. In October 2008, we acquired Nuo Hua, a pharmaceutical wholesale and retail distribution company, and GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. (“GHK”), a company engaged in pharmaceutical research and product development leading to SFDA approval to expedient product launches in China.

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

New Medicine. If a medicine is approved by the SFDA as a new medicine, the SFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period which shall be calculated starting from the day of approval for manufacturing of the new medicine and may not exceed five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the SFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. For new medicines approved prior to September 2002, the monitoring period could be longer than five years. As a result of these regulations, the holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

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

Good Manufacturing Practice. A pharmaceutical manufacturer must meet Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. We have obtained a GMP certificate for all of our production facilities covering all of the products that we produce.

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

Additional Available Information

We can make available free of charge on or through our Internet website, www.bioaobo.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also can make available free of charge on at www.bioaobo.com our website our Business Code of Conduct and Ethics, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Our business, financial condition, operating results and prospects are subject to the risks listed below. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

Risks Related to Our Business and Industry

A disproportionate amount of our sales revenue is derived from six of our products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these six products could materially and adversely affect our financial condition and results of operations.

Our top six products, which comprise Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, CE Gel, Jinji Capsule, Jinji Yimucao, Soybean Peptide Tablets and Boke Nose Spray, constituted approximately 71% of our total revenues in 2008 and 81.1% of our total revenues in 2007. We expect that these six products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

A general economic downturn, a recession in China or sudden disruption in business conditions may affect consumer purchases of discretionary items, including pharmaceutical and nutraceutical products, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economy in China, including any recession or a sudden disruption of business conditions in those economies, could adversely affect our business, financial condition, and results of operation.

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

Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. We have entered into employment agreements with these individuals. We may need to hire additional personnel as we expand our commercial activities. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede these objectives.

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

The loss of any of our primary supply sources, or delays, disruptions or other difficulties in procuring these raw materials from our primary supply sources could have a material adverse effect on our business and results of operations. Additionally, due to the nature of the raw materials, mainly plants, the supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in China, which may, in turn, result in increased costs to purchase these raw materials. If we are required to procure alternative sources of supply, our ability to maintain high quality products, lower costs and to provide our products to customers when needed could be impaired, and as a result we could lose business and our results of operations could be materially and adversely affected.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, or NYSE. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

As a public company, we are required to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements resulted in increased compliance costs and will continue to require additional management resources. We upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

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

The State Food and Drug Administration of China requires pharmaceutical manufacturers to obtain Good Manufacturing Practices, or GMP, certifications. We have received our GMP certifications. However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected.

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

Our wholly owned subsidiaries, Three Happiness, HSPL, GLP, HQPL, CCXA, BOKE, Nuo Hua and GHK are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Our facilities are located at each of our operating subsidiaries summarized as follow:

Subsidiary	Facilities	Size of Land	Land Use Right Expires
Three Happiness	GMP Manufacturing, warehouse and office	1,532,775 sq. feet	2052-2056
HSPL	GMP Manufacturing, warehouse and office	532,339 sq. feet	2052
GLP	GMP Manufacturing, warehouse and office	1,485,055 sq. feet	2052-2077
CCXA	GMP Manufacturing, warehouse and office	1,077,467 sq. feet	2058
BOKE	GMP Manufacturing, warehouse and office	174,280 sq. feet	2052

We also invested and purchased land and properties in Beijing Economic-Technological Development Area during 2008. The size of land is 551,715 sq. feet with land use right expiring in year 2054. We intend to utilize the facilities as our multi-functional headquarters for purposes including administration, research and development, convention and training.

In addition to the above, we own a 2,450 square feet office in Hong Kong. We lease 98 sales representative offices throughout China and we lease offices in Shenzhen and New York. All leases are for a term of one year and are renewable.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On December 5, 2008 the Company held its annual meeting of stockholders. There were two proposals presented to the stockholders at the meeting.

Proposal 1 was the election of the following nine directors to serve for a one year term or until their respective successors have been duly elected and qualified.

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Tony Liu	65,014,276	0	1,367,929
Jun Min	64,957,784	0	1,424,421
Yanchun Li	63,564,176	0	2,818,029
Binsheng Li	64,959,442	0	1,422,763
Cosimo Patti	65,139,544	0	1,242,661
Xianmin Wang	63,740,052	0	2,642,153
Eileen Brody	65,139,478	0	1,242,726
Lawrence S. Wizel	65,140,093	0	1,242,112
Baiqing Zhang	65,134,761	0	1,247,444

Proposal 2 was the ratification of the appointment of Weinberg & Company, P.A. as the Company’s independent registered public accounting firm for the 2008. There were 65,480,259 votes FOR, 768,778 votes AGAINST and 133,167 votes ABSTAINED.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed for trading on the New York Stock Exchange, or NYSE, under the ticker symbol “AOB” since December 18, 2006. The following table shows the high and low closing sales price for our common stock reported by the NYSE from January 1, 2007 to February 28, 2009.

Year	Period	High		Low
2007	First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	13.90 11.53 11.59 13.79	$ $ $ $	8.52 8.39 7.11 10.55

2008	First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	10.79 12.13 9.92 6.79	$ $ $ $	7.46 8.20 6.36 4.49

2009	First Quarter (January 1 – February 28)		$7.39		$3.69

Stockholders and Dividends

As of March 6, 2009, there were approximately 650 record holders of our common stock. We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,421,257	$8.58	2,578,743
Equity compensation plans not approved by security holders(1)	-0-	-0-	-0-

Total	2,421,257	$8.58	2,578,743

(1)	Includes shares issuable pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG AMERICAN ORIENTAL BIOENGINEERING, INC.,

NEW YORK STOCK EXCHANGE INDEX AND SIC CODE INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
American Oriental Bioengineering	100.00	42.47	120.82	319.73	303.56	186.03
Pharmaceutical Preparations	100.00	98.99	105.25	117.74	119.33	99.51
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Issuance of Unregistered Shares

On March 31, 2008, the Company issued 26,580 shares of restricted common stock to five of its independent directors. The shares issued were part of the total compensation for their services rendered in 2007. In June 2008, the Company issued 26,748 shares of restricted common stock to consultants firm for advisory services rendered and to be rendered in 2009. The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equity Repurchases

In connection with the private placement pursuant to Section 4(2) of the Securities Act of $115,000,000 principal amount of 5% Convertible Senior Notes due 2015 (the “Notes”) at a purchase price of $1,000 per Note to several “qualified institutional buyers,” as defined in Rule 144A under the Securities Act, the Company purchase shares of its common stock in the approximate value of $30.0 million.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of of Common Stock that May Yet Be Purchased Under the Plans or Programs
7/15/2008	3,712,700	$8.08	3,712,700	$45,000,000

ITEM 6. Selected Financial Data

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The selected financial information for each of the three years ended December 31, 2008, 2007 and 2006 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information for each of the two years ended December 31, 2005 and 2004 has been derived from the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2005 and 2004 and are not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

The selected financial information for the year ended December 31, 2008 reflects the acquisition of Nuo Hua on October 18, 2008 and the acquisition of GHK on October 20, 2008. The selected financial information for the year ended December 31, 2007 reflects the acquisition of CCXA on September 6, 2007 and the acquisition of Boke on October 18, 2007. The selected financial information for the year ended December 31, 2006 reflects the acquisition of the GLP effective in May 2006 and the acquisition of HQPL effective in July 2006. The selected financial information for the year ended December 31, 2004 reflects the acquisition of HSPL effective in September 2004.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:

REVENUES	$264,643,058	$160,482,383	$110,182,092	$54,732,557	$31,966,927
COST OF GOODS SOLD	91,031,274	49,364,486	38,318,223	20,524,201	11,775,366

GROSS PROFIT	173,611,784	111,117,897	71,863,869	34,208,356	20,191,561
Selling and marketing	39,774,330	20,669,303	8,876,829	3,216,545	2,387,805
Advertising	34,102,538	22,865,903	15,174,125	5,238,186	2,926,629
General and administrative	18,765,757	13,365,156	10,446,740	7,076,139	4,582,388
Depreciation and amortization	4,383,215	1,989,425	988,488	337,537	250,001
Purchased in-process research and development	12,255,248	—	—	—	—

INCOME FROM OPERATIONS	64,330,696	52,228,110	36,377,687	18,339,949	10,044,738
Equity in earnings (loss) from unconsolidated entities	(1,132,986)	23,711	(3,811)	—	—
Interest income (expense), net	(2,571,015)	617,524	574,172	(505,822)	(100,765)
Other income (expense), net	(65,843)	(525,065)	(329,987)	(6,876)	44,035
Minority interests	(27,575)	—	—	—	—

INCOME BEFORE INCOME TAXES	60,533,277	52,344,280	36,618,061	17,827,251	9,988,008
Income taxes	12,727,388	9,053,399	7,416,915	4,400,870	2,216,626

NET INCOME	$47,805,889	$43,290,881	$29,201,146	$13,426,381	$7,771,382

NET INCOME PER SHARE
BASIC	$0.62	$0.62	$0.47	$0.31	$0.23
DILUTED	$0.61	$0.61	$0.46	$0.31	$0.23
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	76,504,035	69,870,775	62,679,996	43,827,725	33,595,685
DILUTED	82,254,185	71,364,244	62,913,961	43,840,463	33,953,507

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$70,636,510	$166,410,075	$87,784,419	$57,532,049	$11,404,149
Working capital	86,415,610	180,411,538	92,252,071	66,813,509	14,700,456
Total assets	524,054,837	353,714,896	185,273,946	99,422,239	42,836,624
Total debt (including current maturities of debt)	8,003,328	9,927,270	10,681,493	3,717,380	5,060,241
Shareholders’ equity	$345,208,199	$313,083,090	$156,177,242	$90,604,546	$33,037,820

	Year Ended December 31
	2008	2007	2006	2005	2004
Cash Flow Data:
Net cash provided by operating activities	$77,758,717	$45,099,379	$29,093,464	$11,402,350	$8,236,258
Net cash used in investing activities	(257,374,093)	(69,845,702)	(26,386,564)	(5,861,945)	(8,961,529)
Net cash provided by financing activities	$80,948,164	$96,833,706	$26,158,514	$39,663,836	$6,762,563

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, “us” and “AOB” refer to American Oriental Bioengineering, Inc., a Nevada corporation.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

At December 31, 2008, the Company provided a $226,330 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at December 31, 2008 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2008, the Company provided an allowance against its inventories amounting to $167,429. Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Estimates affecting purchase price allocated to in-process research and development

Approximately $12.2 million of the purchase price of GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. (“GHK”) represents the estimated fair value of acquired in-process R&D projects that had no alternative future use. Accordingly, this amount was immediately expensed on the acquisition date. The value assigned to purchase in-process R&D comprises seven projects. The estimated fair value of these projects was determined by using estimated future net cash flows expected and then discounting these estimated future net cash flows to their present value using an appropriate discount rate that reflects the stage of risk of the project. This risk adjustment reflected the probability of success of each project based upon the nature of the product, the current patent situation and the stage of completion of the project. In estimating the forecast of future cash flows, we also made the assumptions on:

1.	Revenue that is likely to result from specific in-process research and development projects, including estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year over year growth rates over the product life cycles;

2.	Cost of sales related to the potential products using historical data, industry data or other sources of market data;

3.	Sales and marketing expense using historical financial data, industry data or other market data;

4.	General and administrative expense.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 will became effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe we will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
REVENUES	$264,643,058	$160,482,383	100%	100%
COST OF GOODS SOLD	91,031,274	49,364,486	34.40	30.76

GROSS PROFIT	173,611,784	111,117,897	65.60	69.24
Selling and marketing	39,774,330	20,669,303	15.03	12.88
Advertising	34,102,538	22,865,903	12.89	14.25
General and administrative	18,765,757	13,365,156	7.09	8.33
Depreciation and amortization	4,383,215	1,989,425	1.66	1.24
Purchased in-process research and development	12,255,248	—	4.63	—

Total operating expenses	109,281,088	58,889,787	41.30	36.70

INCOME FROM OPERATIONS	64,330,696	52,228,110	24.30	32.54
Equity in earnings (loss) from unconsolidated entities	(1,132,986)	23,712	(0.43)	0.01
Interest income (expense), net	(2,571,015)	617,524	(0.97)	0.38
Other income (expense), net	(65,843)	(525,066)	(0.02)	(0.33)
Minority interests	(27,575)	—	(0.01)	—

INCOME BEFORE INCOME TAXES	60,533,277	52,344,280	22.87	32.62
Income taxes	12,727,388	9,053,399	4.81	5.64

NET INCOME	$47,805,889	$43,290,881	18.06%	26.98%

NET INCOME PER SHARE
BASIC	$0.62	$0.62

DILUTED	$0.61	$0.61

Revenues

Revenues for the year ended December 31, 2008 were $264,643,058, an increase of $104,160,675 over revenues for the year ended December 31, 2007. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Manufacturing revenue	$259,171,087	$160,482,383	$98,688,704	61.50%
Pharmaceutical products	224,904,348	127,823,297	97,081,051	75.95%
Nutraceutical products	34,266,739	32,659,086	1,607,653	4.92%
Distribution revenue	5,471,971	—	5,471,971	—

Total sales	$264,643,058	$160,482,383	$104,160,675	64.90%

Sales of our pharmaceutical products increased by $97,081,051, or 76%, as compared to the year of 2007 primarily due to the following factors:

•

The sales of our prescription pharmaceutical products increased from $59,015,481 in 2007 to $87,423,056 in 2008, or 48% increase. This is primarily due to contributions from the Company’s diversifying product portfolio, including recently launched CCXA prescription products, in addition to existing products. Expanding rural market coverage also drove prescription pharmaceutical revenue performance during 2008.

•

The sales of our OTC pharmaceutical products increased from $68,807,816 to $137,481,292, or 99.8 % increase. This was attributable to the continuous increase in sales of our Jinji series , Jinji Yimucao product that was launched in early 2007 and as a result of our marketing campaigns to enhance recognition of such products; and

•

The contribution by our newly acquired subsidiaries, CCXA and Boke, of $24,759,539 and $38,182,006, to our revenue for the year ended December 31, 2008, respectively. Boke was consolidated starting October 2007, and CCXA was consolidated starting September 2007, and had contributed $5,402,877 and $3,246,125 to our revenue for the year ended December 31, 2007, respectively.

Sales from our nutraceutical products increased from $32,659,086 in the year of 2007 to $34,266,739 in the year of 2008, representing a growth of 5% and it is primarily due to the following factors:

•

Sales of our Protein Peptide series of products increased by 1.8%, from $31,560,609 in 2007 to $32,136,951 in 2008. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network; and

•	Sales of our nutraceutical beverage series increased from $583,830 in the year of 2007 to $1,935,402 in the year of 2008.

The Company has recorded $5,471,971 distribution revenue from Nuo Hua since its acquisition on October 18, 2008. The Company had no distribution revenue for the years ended December 31, 2007.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $91,031,274 for the year ended December 31, 2008, compared to $49,364,486 for the year ended December 31, 2007. Expressed as a percentage of revenues, cost of goods sold was 34.40% for the year ended December 31, 2008, compared to 30.76% for the year ended December 31, 2007. The increase in cost of goods sold as a percentage of revenues reflected sales of more lower margin products by CCXA, increase of raw material prices and lower margin distribution business from Nuo Hua.

Cost of goods sold for the years ended December 31, 2008 and 2007 by segments and product categories were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Manufacturing cost	$85,787,460	$49,364,486	$36,422,974	73.78%
Pharmaceutical products	72,244,010	37,089,204	35,154,806	94.78%
Nutraceutical products	13,543,450	12,275,282	1,268,168	10.33%
Distribution cost	5,243,814	—	5,243,814	—

Total cost	$91,031,274	$49,364,486	$41,666,788	84.41%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 95% and 10%, respectively, in the year ended December 31, 2008 compared to the year ended December 31, 2007. These increases are attributed to our increase in sales. The Company had no distribution revenue and thus the corresponding cost of goods sold for the years ended December 31, 2007.

Gross profit increased by $62,493,887, or 56.24%, for the year ended December 31, 2008 over the year ended December 31, 2007. This increase reflected higher net sales. Gross profit as a percentage of net revenues decreased from 69.24% in the prior year to 65.60% in the year of 2008 due to lower margin distribution business and CCXA sold lower gross margin products than 2007.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $20,669,303 in the year ended December 31, 2007 to $39,774,330 in the year ended December 31, 2008, representing a 92% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Promotional materials and fees	$24,062,209	$7,249,854	$16,812,355	232%
Payroll	5,714,423	3,866,200	1,848,223	48%
Shipping	3,501,453	2,796,100	705,353	25%
Trips and traveling	2,378,241	1,875,526	502,715	27%
Sales conferences	2,545,735	1,854,883	690,852	37%
Office supplies	756,544	553,844	202,700	37%
Other	815,725	2,472,896	(1,657,171)	(67)%

TOTAL	$39,774,330	$20,669,303	$19,105,027	92%

Our increase in selling and marketing expenses in the year ended December 31, 2008 compared to the year of 2007 was primarily due to the following factors:

•

Our promotional materials and fees increased by 232% in 2008 as compared to 2007. This was due primarily to our increased promotional activities to support the sales of our SHL injection power, Jinji series, Jinji Yimucao product and Boke Nose Spray in 2008;

•

Our payroll expense increased by $1,848,223, or 48% in 2008 as compared to 2007. The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in 2008 to support future growth of our businesses as well as the integration of CCXA and Boke. Boke was consolidated starting October 2007, and CCXA was consolidated starting September 2007. The new labor law which became effective starting January 1, 2008 also contributed to the increase:

•	Shipping expense increased by 25% in 2008. This increase resulted primarily from the growth of our sales and the increase in fuel cost; and

•	The increase in traveling and sales conferences expenses reflects increased spending in organizing promotional activities to increase market awareness of our brand and products.

Advertising

Advertising expense increased by $11,236,635, from $22,865,903 in 2007 to $34,102,538 in 2008. The increase in advertising expense resulted from an increase in promotional efforts and media advertisement in 2008 to promote the Company’s Jinji series, Boke Nose Spray and Protein Peptide series of products

General and Administrative

General and administrative expenses increased from $13,365,156 in 2007 to $18,765,757 in 2008, or a 40% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2008	2007
Payroll	$3,666,734	$2,152,039	$1,514,695	70%
Professional fees	2,755,215	1,395,826	1,359,389	97%
Directors’ remuneration	903,333	865,344	37,989	4%
Research	1,528,991	870,219	658,772	76%
Stock compensation – directors	1,238,813	596,175	642,638	108%
Office supplies	726,629	492,884	233,745	47%
Stock compensation – consultants	200,500	394,100	(193,600)	-49%
Business entertainment	346,436	348,265	(1,829)	-1%
Office rental	231,056	321,735	(90,679)	-28%
Utilities & Vehicles	583,252	415,463	167,789	40%
Provision for bad debts	(94,258)	76,322	(170,580)	-224%
Miscellaneous	6,679,056	5,436,784	1,242,272	23%

TOTAL	$18,765,757	$13,365,156	$5,400,601	40%

Our increase in general and administrative expenses in the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to the following factors:

•

Payroll expenses increased by $1,514,695, or 70% compared with 2007, as a result of the increased average salary for administrative employees and the integration of Boke. Boke was consolidated starting October 2007;

•

Accounting related professional fees for 2008 increased by $1,359,389, or 97% as compared to 2007, due primarily to the increase in accounting fees relating to our fund raising activities during the second quarter of 2008 and the increase in audit fees relating to our increased number of subsidiaries being audited;

•

Directors’ remuneration and stock compensation increased by $37,989 and $642,638, or 4% and 108%, respectively, as compared to 2007. This was a result of accrued performance bonus, continuous vesting of 2007 granted stock options and new stock options granted in 2008;

•	Research expenses increased by 76% compared to 2007. This reflected our increased spending on research and development of new products;

•	Expenses for office supplies increased by $233,745, or 47% compared to 2007, this was a result of the new office building put into use in 2008;

•

The Company made specific provision for bad debts based on the age of its accounts receivable. We have been implementing a tight credit control policy and making consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries. The Company reversed $94,258 provision for bad debts during 2008 based on the aging analysis; and

•	Miscellaneous expenses increased by $1,242,272, or 28% in 2008 compared to 2007. This increase was due to increases in conference fees cost of $1,107,884.

Depreciation and Amortization

Depreciation and amortization expense increased by $2,393,790, or 120%, in the year ended December 31, 2008 compared to the year ended December 31, 2007.

Purchased in-process research and development

Acquisition-related in-process research and development charge of $12,255,248 is related to the acquisition of GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. (“GHK”). On the date of acquisition, GHK was working on at least seven in progress R&D projects. The Company intends to continue and invest in all the projects leading to either obtaining production licenses for new products or proprietary technology patents of future economic value. We estimate fair value of the IPR&D and recognized them as acquired intangible assets apart from goodwill. However, according to US GAAP applicable at the time or the acquisition, the IPR&D project that have no alternative future use was charged to expense at the acquisition date. The acquired IPR&D charge was a non-recurring expense deducted from operating income.

Interest Income (Expense), Net

Net interest expense was $ 2,571,015 for the year ended December 31, 2008, compared to net interest income of $617,524 for the year ended December 31, 2007. The increase was mainly caused by convertible notes interest expense from July 2008.

Other Income (Expense), Net

Other income (expenses), net, was a net expense of $65,843 for the year ended December 31, 2008, compared to a net expense of $525,066 for the year ended December 31, 2007.

Income Taxes

Income tax expense for the year ended December 31, 2008 was $ 12,727,388 as compared to $9,053,399 for the year ended December 31, 2007. The increase was due to the increase in pre-tax income of Three Happiness and HSPL. The Company’s effective tax rate for the year was 21.02%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness, Boke, HSPL, CCXA and GLP under applicable Chinese law. All these subsidiaries were granted high-tech enterprise status.

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

Revenues

Revenues for the year ended December 31, 2007 were $160,482,383, an increase of $50,300,291 over revenues for the year ended December 31, 2006. Revenues by product categories were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2007	2006
Pharmaceutical products	$127,823,297	$79,367,161	$48,456,136	61%
Nutraceutical products	32,659,086	30,814,931	1,844,155	6%

TOTAL	$160,482,383	$110,182,092	$50,300,291	46%

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

Cost of goods sold for the years ended December 31, 2007 and 2006 by product categories were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2007	2006
Pharmaceutical products	$37,089,204	$26,913,846	$10,175,358	38%
Nutraceutical products	12,275,282	11,404,377	870,905	8%

TOTAL	$49,364,486	$38,318,223	$11,046,263	29%

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

Selling and Marketing

Selling and marketing expenses, including distribution expense, increased from $8,876,829 in the year ended December 31, 2006 to $20,669,303 in the year ended December 31, 2007, representing a 133% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
Promotional materials and fees	$7,249,854	$2,048,710	$5,201,144	254%
Shipping	3,866,200	1,856,743	2,009,457	108%
Payroll	2,796,100	1,923,384	872,716	45%
Offices supplies	553,844	704,657	(150,813)	(21)%
AOB Hong Kong marketing	90,141	176,079	(85,938)	(49)%
Other	6,113,164	2,167,256	3,945,908	182%

TOTAL	$20,669,303	$8,876,829	$11,792,474	133%

Our increase in selling and marketing expenses in the year ended December 31, 2007 compared to the year of 2006 was primarily due to the following factors:

•

Our promotional materials and fees increased by 254% in 2007 as compared to 2006. This was due primarily to our increased promotional activities to support the sales of our Jinji series and Jinji Yimucao product in 2007. The increase was also due to additional pharmacies and stores decoration as a new marketing initiative launched by the Company in 2007 to help establish and enforce relationships with retailers by providing decorative posters and print ads for store windows;

•	Our payroll expense increased $2,009,457, or 108% in 2007 as compared to 2006. This was a result of our increased average salaries and increase in number of sales and marketing employees;

•	Shipping expense increased by 45% in 2007. This increase resulted primarily from the growth of our sales and the increase of fuel cost;

•

Selling and marketing expenses in our Hong Kong branch decreased during 2007 as we integrated our showroom from our specialty store to our administrative office. In 2007 we focused on sales to chain stores;

•

Other expenses increased by $3,945,908 in 2007 compared to 2006, primarily due to increases in traveling expenses business expense and sales conference fee by $1,120,602, $1,013,026 and $1,649,108, respectively. This reflects increased spending in marketing communications to increase market awareness of our brand and products. More sales conferences in more cities were held in 2007 compared to 2006; and

•	Our newly acquired subsidiaries CCXA and Boke also incurred $216,491 and $910,782 in selling and marketing expenses in 2007 respectively.

Advertising

Advertising expense increased by $7,691,778, from $15,174,125 in 2006 to $22,865,903 in 2007. The increase in advertising expense resulted from an increase in promotional efforts in 2007 to promote the Company’s Shuanghuanglian Injection Powder and Cease Enuresis Soft Gel and media advertisement in Protein Peptide product series as well as our CE Patch. Our Hong Kong branch also increased advertisement on brand building and name recognition in the Hong Kong market in the year of 2007 compared to the year of 2006. GLP incurred $12,933,727 in advertising expense during the year of 2007, which accounts for 57% of the total advertising expense. CCXA, our newly acquired subsidiary, also incurred $380,501 in advertising expense during 2007.

General and Administrative

General and administrative expenses increased from $10,446,740 in 2006 to $13,632,145 in 2007, or a 30% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2007	2006
Payroll	$2,152,039	$1,618,032	$534,007	33%
Professional fees	1,395,826	2,177,874	(782,048)	(36)%
Directors’ remuneration	865,344	526,167	339,177	64%
Research	870,219	742,705	127,514	17%
Stock compensation – directors	596,175	225,644	370,531	164%
Office supplies	492,884	691,370	(198,486)	(29)%
Stock compensation – consultants	394,100	596,885	(202,785)	(34)%
Business entertainment	348,265	361,940	(13,675)	(4)%
Office rental	321,735	317,828	3,907	1%
Utilities	208,314	226,361	(18,047)	(8)%
Vehicles	207,149	223,446	(16,297)	(7)%
Transportation	77,167	51,619	25,548	49%
Provision for bad debts	76,322	(234,772)	311,094	133%
Miscellaneous	5,359,617	2,921,641	2,437,976	83%

TOTAL	$13,365,156	$10,446,740	$2,918,416	28%

Our increase in general and administrative expenses in the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to the following factors:

•	Payroll expense increased by $534,007, or 33% compared with 2006, as a result of increase of average salary as well as increase in the number of new employees;

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

•	Research expense increased by 17% compared to 2006, reflecting the devotion of additional resources to research on our existing and new product development;

•

Expense for office supplies decreased by $198,486, or 29% compared to 2006, This was a result of increased cost control on general and administrative activities as well as reallocation of some administrative functions in 2007;

•

The Company made specific provision for bad debts based on the age of its accounts receivable. We have been implementing a tight credit control policy and making consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries. The Company increased its provision by $311,094 for bad debts during 2007 based on the aging analysis;

•

Miscellaneous expenses increased by $2,437,976, or 83% in 2007 compared to 2006. This increase was due to increases in sales tax, trip and traveling and insurance cost of $778,592, $408,245 and $408,921, respectively; and

•	Our newly acquired subsidiaries CCXA and Boke also incurred $334,058 and $311,613 in general and administrative expenses in 2007.

Depreciation and Amortization

Depreciation and amortization expense increased by $1,000,937, or 101%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was mainly due to (i) the integration of GLP with the net book value of $9,661,731 in fixed assets and $24,702,995 in intangible assets from May 2006; (ii) the integration of CCXA with the net book value of $9,051,130 in fixed assets and $16,524,939 in intangible assets from September 2007; and (iii) the integration of Boke with the net book value of $4,018,429 in fixed assets and $22,214,455 in intangible assets from October 2007. The depreciation and amortization expense at GLP, CCXA and Boke amounted to $691,056, $123,166 and $491,981during 2007, respectively.

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

Other Income (Expense), Net

Other income (expense), net, was a net expense of $501,354 for the year ended December 31, 2007, compared to a net expense of $333,798 for the year ended December 31, 2006. This was resulted primarily from the exchange loss of $680,311 offset by government subsidies of $102,669 in GLP during 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at December 31, 2008 was $70,636,510, representing a decrease of $95,773,565, or 58%, compared with our cash balance of $166,410,075 at December 31, 2007. The decrease was mainly attributable to the investing activities in acquisitions and the purchases of construction in progress, property, plant and land for $248,117,301, offset by net proceeds from the issuance of our convertible notes and prepaid forward repurchase contract, which amounted to $80,359,934 and net cash provided by operating activities of $77,758,717.

Cash Flow

2008 Compared to 2007

Cash flows from operations during 2008 amounted to $77,758,717, representing an increase of approximately 72% compared with cash flows from operations of $45,099,379 in 2007. The increased cash flow was due primarily to the increase of our income from operations by 23%, to $64,330,696 in the year of 2008, compared with operation income of $52,228,110 in the year of 2007.

Our cash flows used in investing activities amounted to $257,374,093 in the year ended December 31, 2008. We also used $172,682,150 for the purchase of construction in progress, property, plant and equipment and land use right in PRC. Compared to 2007, our cash flows used in investing activities increased by $187,528,391, which resulted primarily from the acquisition payments and investments in long term assets.

Our cash flows from financing activities amounted to $80,948,164 in the year of 2008. During that period, the Company received net proceeds of $110 million from the issuance of our convertible notes and paid $29,998,616 for our prepaid forward stock repurchase contract.

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

Our cash flows from financing activities amounted to $96,833,706 in the year of 2007. We received $72,984,358 from our secondary offering and we repaid $10,750,915 of bank loans.

Working Capital

Our working capital decreased by 93,995,928 to 86,415,610, at December 31, 2008, as compared to $180,411,538, at December 31, 2007, primarily due to our decrease in cash of 95,773,565.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

As of December 31, 2008, the Company entered into unconditional capital commitments for the purchase of land use rights and construction of manufacturing facilities in the PRC for $7,666,839 within one year and $11,734,773 after one year. The Company has no material unconditional purchase commitments for raw materials, packing materials and advertising.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Issuance of Common Stock

See PART II Item 5 for issuance of unregistered common stock during the year ended 2007.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses in 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.0842 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $ 12,819,020. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page to this report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9 A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

AOB maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOB under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and form and that such information is accumulated and communicated to AOB’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOB’s disclosure controls and procedures (as defined in Exchange Act Rule s 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

(b) Management’s Report on Internal Control over Financial Reporting

The management of AOB is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). The scope of the assessment on internal control over financial reporting did not include controls of all consolidated entities. The management excluded from its assessment the internal control over financial reporting at Nuo Hua Investment Company Ltd., which was acquired October 18, 2008, and GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd., which was acquired October 20, 2008, and whose combined financial statements constitute 11% and 10% of net and total assets, respectively, and 2% of revenues and (25)% of net income of the consolidated financial statements as of and for the year ended December 31, 2008. There were no material changes to our internal control over financial reporting due to the above acquisitions.

Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, Weinberg & Company, P.A., who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his or her office until his or her successor is elected and qualified or his or her earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Position	Date Of Initial Appointment
Tony Liu	56	Chief Executive Officer and Chairman of the Board	December 18, 2001
Jun Min	50	Director and Vice President	May 8, 2002
Yanchun Li	40	Director, Chief Financial Officer and Chief Operations Officer	May 8, 2002
Binsheng Li	45	Director and Chief Accounting Officer	May 8, 2002
Cosimo J. Patti (1)(2)(3)	59	Independent Director	September 27, 2004
Xianmin Wang (1)(2)(3)	66	Independent Director	January 1, 2005
Eileen Brody (1)(2)(3)	47	Independent Director	June 22, 2005
Lawrence S. Wizel (1)(2)(3)	65	Independent Director	August 21, 2006
Baiqing Zhang (3)	56	Independent Director	December 15, 2006

(1)	Serves as a member of the Audit Committee.
(2)	Serves as a member of the Compensation Committee.
(3)	Serves as a member of the Nominating Committee.

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Tony Liu is the principal founder of our Company and has served as our Chief Executive Officer and the Chairman of our Board of Directors since 2001. He served in the army for over 19 years. After Mr. Liu left the army, he began working for the government in the Heilongjiang province in northeastern China. In addition to serving as a representative to the National People’s Congress in China, with his practical work experience in the Chinese community for many years, Mr. Liu has witnessed and participated in the massive macro economic changes for the past thirty years. He has many years of experience in managing the army, government agencies and pharmaceutical companies. Mr. Liu graduated with a major in Communications & Commands from Wuhan Communication College in 1986 and studied Integrated Marketing and Media at the University of Hong Kong in 2004. Mr. Liu studied in the Program of Sustainable Growth of Large Corporations sponsored by the School of Engineering and the School of Business at Stanford University.

Jun Min is one of our founders and has served as our Vice President and as a member of our Board of Directors since 2002. Mr. Min worked at the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Harbin Three-Happiness Bioengineering, Co. Ltd. from 1994. He has over 20 years of experience in operations management and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min received a BA in Business Management from Harbin Broadcast & TV University in 1986.

Yanchun Li is one of our partner founders and has served as Chief Financial Officer since May 2007. Prior to her appointment as Chief Financial Officer, she had been the Acting Chief Financial Officer since May 2002, Chief Operating Officer and Secretary since October 2003 and has worked at the Company and served as a member of the Board since 2002. Ms. Li has fifteen years of experience in management in the food industry and the pharmaceutical industry in China. In particular, she has extensive experience and innovative insight in marketing, management, brand building, corporate strategy, human resource and financial capital management. Before joining us, Ms. Li worked for China Ruida Food Limited Company and successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined Three-Happiness Bioengineering, Co. Ltd. in 1994 and was in charge of the marketing and sales. Under her leadership, the functional drink of the Three-Happiness brand has reached stunning achievement nationwide across China. The Three-Happiness brand was later awarded the “Top Ten Well-known Brands in China”. Ms. Li won the China Golden Award in Marketing of Year 2005 and was elected into the “Who’s Who of Chinese Origin Worldwide”. Ms. Li received her BA in English from Beijing University of Industry and Commerce in 1993 and completed the Owner/President Management Program in 2008, an advanced program, at Harvard Business School.

Binsheng Li is one of our partner founders and has served as our Chief Accounting Officer and as a member of our Board of Directors since 2002. Mr. Li began his career at Three-Happiness Bioengineering, Co. Ltd. in 1994 in the accounting department. Mr. Li is in charge of all financial management and accounting work for the Company. Mr. Li graduated from Dalian Financial School in 1986 with a major in Finance and Economics.

        Cosimo J. Patti has served on our Board of Directors since 2004. Before joining us, Mr. Patti was an arbitrator for the National Association of Securities Dealers and the New York Stock Exchange for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. In June 2007, Mr. Patti joined the board of directors of Advanced Battery Technologies, Inc. (NASDAQ:ABAT), a company engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion batteries. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross-border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Mr. Patti attended Brooklyn College from 1968 to 1970.

Xianmin Wang has served on our Board of Directors since 2005. He was the Vice Governor of Heilongjiang Province from 1998 to 2003, where he was in charge of Financial and Economic affairs. Mr. Wang was Secretary of Daqing Municipal Party Committee from 1996 to 1998, and Vice Secretary of Harbin Municipal Party Committee from 1991 to 1992. Mr. Wang received a post graduate degree in Philosophy from Renmin University of China in 1964. He also holds a bachelor’s degree in Economics from Northeast Forest University and postgraduate degrees in Philosophy from Heilongjiang University and Renmin University of China.

Eileen Brody has served on our Board of Directors since 2005. Since August 2005, Ms. Brody has been President of Dawson-Forte Cashmere, an apparel trading company. Since June 2007 Ms. Brody has been a member of the board of directors of Fuqi International, Inc. (NASDAQ:FUQI), a company specializing in designing, developing, promoting, and selling a range of precious metal jewelry products in the Chinese luxury goods market. From 1997 to 2004, she was Vice President of Merchandising and Planning for Carter’s Retail division of The William Carter Company. From 1992 to 1997, she held various management positions for Melville Corporation, a multi-billion dollar retailer. From 1983 to 1990, Ms. Brody worked for KPMG Peat Marwick as a Senior Manager. Ms. Brody is a Certified Public Accountant. She received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business.

Lawrence S. Wizel has served on our Board of Directors since 2006. Prior to joining our Board of Directors, he served as Deputy Professional Practice Director at Deloitte Touche USA LLP, or Deloitte, in Deloitte’s New York office. Mr. Wizel began his career at Deloitte in 1965 and was a partner from 1980 until he retired in June 2006. Mr. Wizel was responsible for serving a diverse client base of publicly held and private companies in a variety of capacities including, SEC filings, initial public offerings, mergers and acquisition transactions and periodic reporting. Since September 2006, Mr. Wizel has been a member of the board of directors of 3SBio Inc. (NASDAQ:SSRX), a biotechnology company focused on researching, developing, manufacturing and marketing biopharmaceutical products primarily in China. Since August 2007, Mr. Wizel has been a member of the board of directors of Puda Coal, Inc. (OTC:PUDC), a supplier of metallurgical coking coal to the industrial sector in China. He received his BA in 1965 in accounting from Michigan State University and is a Certified Public Accountant.

Baiqing Zhang has served on our Board of Directors since 2006. Mr. Zhang brings to us two decades of experience in the Chinese government’s regulatory and supervisory divisions. From 1997 until Mr. Zhang retired in 2005, Mr. Zhang served as Deputy Director, Division Chief of the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission, or CSRC, where he managed and imposed regulatory compliance for all Heilongjiang-based securities issuances, as well as supervised securities trading, investment funds and legal affairs. The CSRC is China’s primary regulatory body overseeing the country’s financial markets. Prior to this, he spent ten years as a member of the Discipline Inspection Committee in the Department of Supervision of the Heilongjiang Province, and previously was the Vice Principal of Hebei Institute of Mechanical and Electrical Technology, where he taught college courses. Since 2005, Mr. Zhang has been a consultant in the fields of law and economics, public policy, and business strategy. He also consults and lectures about regulatory issues in the Chinese securities markets, based on his significant experience at the CSRC. Mr. Zhang received a degree in Management of Economics from the Tianjin Normal University and a degree in Accounting from the Heilongjiang Economics Management Academy.

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

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 17, 2008 for its Annual Meeting of Stockholders, which was held on December 5, 2008. The Nominating and Corporate Governance Committee operates under a written charter. The Amended and Restated Nominating and Corporate Governance Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and recommending to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and independent directors. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Compensation Committee. Our Compensation Committee Charter was amended on February 25, 2008, in connection with our listing on the New York Stock Exchange. The Compensation Committee operates under a written charter. The Amended and Restated Compensation Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors during 2008 were Ms. Brody and Messrs. Patti, Wizel and Wang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report (1)

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears below above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

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

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members for the year ended December 31, 2008 consisted of Lawrence S. Wizel, Cosimo J. Patti, Xianmin Wang and Eileen Brody. Each of these members are considered “independent” under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Lawrence S. Wizel is the “audit committee financial expert” and is an independent member of our board of directors.

Pursuant to its charter, the audit committee meets at least quarterly with the Company’s internal auditors. The Company does not limit the number of audit committees on which its audit committee members can serve.

EXECUTIVE SESSIONS

Under the New York Stock Exchange Rules, our non-management directors are required to hold regular executive sessions without management. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Cosimo Patti at American Oriental Bioengineering, Inc., 330 Madison Avenue 9th Floor, New York NY 10017

CHIEF EXECUTIVE OFFICER CERTIFICATIONS

In connection with our listing on the New York Stock Exchange, Mr. Tony Liu, our Chief Executive Officer, submitted an Annual CEO Certification, without qualification, to the New York Stock Exchange certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards during 2008. Mr. Liu has executed a Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act and a Certification pursuant to 18 U.S.C. 1350, which are filed as Exhibits 31.1 and 32, respectively, to this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2008, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except the following individuals who did not timely file Form 4s: Tony Liu, Yanchun Li, Binsheng Li and Jun Min. Each of these individuals did not timely file one Form 4 disclosing one reportable transaction, which they later timely reported on Form 5s.

CODE OF ETHICS

We adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. Our Code of Ethics was amended on February 25, 2008 in connection with our listing on the New York Stock Exchange. A copy of our Code of Ethics is available on our website www.bioaobo.com and can be made available in print to any shareholder upon request at no charge by writing to our Chief Financial Officer, c/o American Oriental Bioengineering, Inc. at 330 Madison Avenue, 9th Floor, New York, NY 10017. Our Code of Ethics can be made available in print free of charge to any shareholders who requests it. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. Any waiver of the Code of Ethics will be promptly disclosed on our website at www.bioaobo.com and in a Current Report on 8-K.

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

Annual Cash Incentive Bonuses. The Company has a cash incentive bonus plans for NEO. The plan is designed to promote executive decision making and achievement that supports the realization of key overall Company financial goals. For the year 2008, the participants in the Company’s cash incentives program consisted of each of the Company’s five named executive officers.

In 2008, executives had target bonus opportunities ranging from 0% to 75% of salary earnings, depending on position level and responsibility, with larger bonus opportunities provided to those with greater responsibility. The Compensation Committee establishes the guidelines under which the plan is administered, including financial performance goals and payout schedules. The goals reflect the Company’s performance using performance measures of net income.

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

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the last three years of our company to each named executive officer.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tony Liu, CEO and Chairman	2008 2007 2006	200,000 200,000 150,000	40,267 53,253 —	— — —	538,000 594,000 53,923	— — —	— — —	— — —	778,267 847,253 203,923

Yanchun Li, CFO, COO, Director	2008 2007 2006	160,000 160,000 90,000	30,201 39,940 —	— — —	475,200 475,200 32,355	— —	— — —	— — —	665,401 675,140 122,355

Jun Min, VP, Director	2008 2007 2006	120,000 120,000 70,000	30,201 39,940 —	— — —	356,400 356,400 15,000	— — —	— — —	— — —	506,601 516,340 85,000

Binsheng Li, Chief Accounting officer, Director	2008 2007 2006	80,000 80,000 57,000	20,134 26,626 —	— — —	293,600 237,600 19,413	— — —	— — —	— — —	393,734 344,226 76,413

Wilfred Chow, SVP of Finance	2008 2007 2006	190,000 160,000 100,000	40,267 53,253 26,666	— — —	327,000 297,000 —	— — —	— — —	— — —	557,267 510,253 126,666

(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for 2008 as provided for in their respective employment agreements.
(2)	The named executive officers did not receive any discretionary bonuses, sign-on bonuses, or other annual bonus payments that are not contingent on the achievement of stipulated performance goals. Cash bonus payments that are contingent on achieving pre-established and communicated goals.
(3)	Option award amounts in this table relate to the accounting expense for options granted in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which requires the expensing of equity stock awards.

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

As of December 31, 2008, the Company granted an aggregate of 2,421,257 options under the 2006 Plan. For the year ended December 31, 2008, options to purchase a total of 1,137,257 shares of common stock were granted to the executive officers. In 2008, the Company granted the following options to the NEO’s pursuant to the 2006 Plan:

2008 Grants of plan-based awards table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Target) (#)(1)	Exercise or Base Price of Option Awards ($ /Sh) (2)	Closing Price on Grant Date ($ /Sh)	Grant Date Fair Value of Option Awards ($ /Sh)
Tony Liu	4/20/08	307,428	8.35	8.35	538,000
Yanchun Li,	4/20/08	271,543	8.35	8.35	475,200
Jun Min	4/20/08	203,657	8.35	8.35	356,400
Binsheng Li	4/20/08	167,771	8.35	8.35	293,600
Wilfred Chow	4/20/08	186,857	8.35	8.35	327,000

(1)	Represents the number of stock options granted in 2008 under the Company’s 2006 Plan. These options vest and become exercisable ratably in five equal annual installments beginning one year after the grant date.
(2)	Represents the exercise price for the stock options granted, which was the five days average closing stock prices on the NYSE of the Company’s Common Stock preceding the grant date.

Employment Agreements

In April 20, 2008, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting Officer, all of whom are also directors of the Company. We also entered into employment agreement with Wilfred Chow, our Senior Vice President of Finance.

Tony Liu’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 307,428 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause or without cause pursuant to a decision by our board of directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 271,543 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause or without cause pursuant to a decision by our board of directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $120,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 203,657shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Min’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Binsheng Li’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $80,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 167,771 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Li’s continued employment with the Company on each vesting date. Mr. Li is also entitled to an annual performance based bonus of up to US$20,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Li’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Li’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Wilfred Chow’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $190,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 186,857shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Chow’s continued employment with the Company on each vesting date. Mr. Chow is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Chow’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Chow’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2008, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through April 20, 2009:

Cash Payments
Tony Liu	$66,667
Yanchun Li	53,333
JunMin	40,000
Binsheng Li	26,667
Wilfred Chow	63,333

2008 Outstanding Equity Awards at Year-end

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Tony Liu	40,000	160,000	200,000	10.74	4/20/2017
Tony Liu	—	307,428	307,428	8.35	4/20/2018
Yanchun Li	32,000	128,000	160,000	10.74	4/20/2017
Yanchun Li	—	271,543	271,543	8.35	4/20/2018
Jun Min	24,000	96,000	120,000	10.74	4/20/2017
Jun Min	—	203,657	203,657	8.35	4/20/2018
Binsheng Li	16,000	64,000	80,000	10.74	4/20/2017
Binsheng Li	—	167,771	167,771	8.35	4/20/2018
Wilfred Chow	20,000	80,000	100,000	10.74	4/20/2017
Wilfred Chow	—	186,857	186,857	8.35	4/20/2018

Option Exercises and Stock Vested During 2008

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Tony Liu	—	—
Yanchun Li	—	—
Jun Min	—	—
Binsheng Li	—	—
Wilfred Chow	—	—

Compensation of Independent Directors for the 2008

On April 9, 2008, Compensation Committee of the Company, after the annual compensation review meeting, approved changes to the annual compensation provided to independent directors. The changes were made upon the ratification by the Board of Directors. The fee changes for annual retainers and the changes for annual equity awards become effective as of April 20, 2008. The changes in compensation for independent directors are as follows:

•	increased the annual retainer fee for each independent director from $40,000 to $50,000;

•	increased the annual stock award for each independent director from $60,000 to $65,000, and

•	additional annual stock award of $5,000 for Compensation Committee Chair and $8,000 for Audit Committee Chair.

The annual retainer is paid to the independent directors in monthly installments in arrears. Independent director shall be entitled to receive each year shares of common stock of the Company with an aggregate value range from $65,000 to $73,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including the date of the signing of each such independent director’s service agreement. The equity award to independent directors is awarded at the beginning of each year for service rendered for the preceding year. The Company reimburses its independent directors for reasonable travel expenses to attend Board and Committee meetings.

The following table sets forth all compensation paid or to be paid by AOB, as well as certain other compensation paid or accrued, for each of the independent directors for the year 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cosimo J. Patti	46,667	63,333	(1)	—	—	—	—	110,000
Xianmin Wang	46,667	63,333	(1)	—	—	—	—	110,000
Eileen Brody	—	115,000	(2)	—	—	—	—	115,000
Lawrence S Wizel	46,667	71,333	(3)	—	—	—	—	118,000
Baiqing Zhang	46,667	63,333	(1)	—	—	—	—	110,000

(1)	7,085 shares of common stock to be issued were outstanding for each of the independent directors as of January 1, 2009.
(2)	13,239 shares of common stock to be issued were outstanding as of January 1, 2009.
(3)	7,977 shares of common stock to be issued were outstanding as of January 1, 2009.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of February 28, 2008 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name (1)	Title of Class	Amount and Nature of Beneficial Owner (2)		Percent of Class (3)
Tony Liu	Series A Preferred Stock	1,000,000	(4)	100.00%
Tony Liu	Common Stock	14,437,648	(5)	18.45%
Yanchun Li	Common Stock	795,716	(6)	1.02%
Jun Min	Common Stock	933,494	(7)	1.19%
Binsheng Li	Common Stock	308,906	(8)	*
Cosimo J. Patti	Common Stock	16,213	(9)	*
Xianmin Wang	Common Stock	34,018	(10)	*
Eileen Brody	Common Stock	59,998	(11)	*
Lawrence S. Wizel	Common Stock	18,099	(12)	*
Baiqing Zhang	Common Stock	11,702	(13)	*
Total Ownership of Common Stock by All Directors and Officers as a Group		16,615,795		21.23%

(1)	Unless otherwise indicated, the address for all named executive officers, directors and stockholders is c/o American Oriental Bioengineering, Inc., 25th Floor—Mid Section, Great China International Exchange Square, No. 1 Fuhua 1 Rd, Futian District, Shenzhen, 518034, People’s Republic of China.
(2)	The amount of beneficial ownership includes the number of shares of common stock and/or preferred stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 31, 2008 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.
(3)	Based upon 78,249,264 shares outstanding as of February 28, 2009.
(4)	Through his common and preferred stock ownership, currently Mr. Liu has voting power equal to approximately 43.5% of our voting securities.
(5)	Includes 40,000 shares of common stock issuable upon exercise of options.
(6)	Includes 32,000 shares of common stock issuable upon exercise of options.
(7)	Includes 24,000 shares of common stock issuable upon exercise of options.
(8)	Includes 16,000 shares of common stock issuable upon exercise of options.
(9)	Includes 7,085 shares of common stock issuable for service rendered in 2008.
(10)	Includes 7,085 shares of common stock issuable for service rendered in 2008.
(11)	Includes 13,239 shares of common stock issuable for service rendered in 2008.
(12)	Includes 7,977 shares of common stock issuable for service rendered in 2008.
(13)	Includes 7,085 shares of common stock issuable for service rendered in 2008.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions, since January 1, 2008, the beginning of the Company’s last year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest. It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Director Independence

A majority of the directors must be independent directors under Section 303A.01 of the listing standard of NYSE. Section 303A.02 of the NYSE listing standards provide that no director can qualify as independent unless the Board affirmatively determines that the director has no material relationship with the listed company. The Board has adopted the following standards in determining whether or not a director has a material relationship with the Company and these standards are:

•	No director who is an employee or a former employee of the Company can be independent until three years after termination of such employment.

•

No director who is, or in the past three years has been, affiliated with or employed by the Company’s present or former independent auditor can be independent until three years after the end of the affiliation, employment or auditing relationship.

•

No director can be independent if he or she is, or in the past three years has been, part of an interlocking directorship in which an executive officer of the Company serves on the compensation committee of another company that employs the director.

•

No director can be independent if he or she is receiving, or in the last three years has received, more than $120,000 during any 12-month period in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

•	Directors with immediate family members in the foregoing categories are subject to the same three-year restriction.

•

No director can be independent if he or she is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, AOB for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

Based on these independence standards and all of the relevant facts and circumstances, the Board determined that none of the following directors had any material relationship with the Company and, thus, are independent under Section 303A.02 of the listing standards of NYSE: Ms. Brody, and Messrs. Patti, Wang, Wizel and Zhang. In accordance with New York Stock Exchange rules a majority of our Board of Directors is independent.

ITEM 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-Ks and 10-Qs services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

2008:	$1,581,498	Weinberg & Company, P.A.

2007:	$1,241,000	Weinberg & Company, P.A.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

2008:	$0	Weinberg & Company, P.A.

2007:	$0	Weinberg & Company, P.A.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2008:	$4,500	Weinberg & Company, P.A.

2007:	$4,500	Weinberg & Company, P.A.

We incurred these fees due to the preparation of our tax returns.

All Other Fees

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) through (3) were approximately:

2008:	$ 85,811	Weinberg & Company, P.A.

2007:	$162,700	Weinberg & Company, P.A.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No	Description
2.1	Purchase Agreement, dated as of September 8, 2004, between American Oriental Bioengineering, Inc., the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

2.2	Acquisition Agreement, dated September 6, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Changchun Xinan Pharmaceutical Group Company Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

2.3	Acquisition Agreement, dated October 18, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Guangxi Boke Pharmaceutical Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

3.1(a)	Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form SB-2 Commission File No. 333-124133, filed with the Commission on April 18, 2005).

3.1(b)	Certificate of Amendment to Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form S-3 Commission File No. 333-131229, filed with the Commission on January 23, 2006).

3.2	Amended and Restated Bylaws of American Oriental Bioengineering, Inc. (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on August 11, 2008).

4.1	Form of Warrant (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

4.2	American Oriental Bioengineering, Inc. 2003 Stock Option Plan (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

4.3	Indenture, dated as of July 15, 2008, by and between Wells Fargo Bank, National Association, as Trustee and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

4.4	Registration Rights Agreement, dated as of July 15, 2008, by and among the investors specified therein and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.1	Stock and Warrant Purchase Agreement, dated as of November 28, 2005, by and among American Oriental Bioengineering, Inc. and the signatory purchasers named therein (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.2	Form of Registration Rights Agreement by and among American Oriental Bioengineering, Inc. and the signatories thereto (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.3	Purchase Agreement, dated September 8, 2004, by and between American Oriental Bioengineering, Inc. and the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Current Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

10.4	Purchase Agreement, dated as of August 18, 2002, by and between American Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference from the Schedule 14C Commission File No. 000-29785, filed with the Commission on October 15, 2002).

10.5	Subscription Agreement, dated as of November 23, 2004, between American Oriental Bioengineering, Inc. and the Subscribers (incorporated by reference from the Registration Statement on Form SB-2, Commission File No. 333-124133, filed with the Commission on April 18, 2005).

10.6(a)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Bai Chao (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(b)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Kou Yumin (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(c)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(d)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Linda Welsh (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(e)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Dr. Jie Zhu (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(f)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Brian Corday (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(g)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Haishan Wang (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.6(h)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.6(i)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Lau Chak Wong (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.7(a)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Cosimo J. Patti (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.7(b)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Xianmin Wang (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.7(c)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Eileen B. Brody (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.7(d)	Independent Director Agreement, dated August 21, 2006, by and between American Oriental Bioengineering, Inc. and Lawrence S. Wizel, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

10.7(e)	Independent Director Agreement, dated December 15, 2006, by and between American Oriental Bioengineering, Inc. and Baiqing Zhang, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

10.8	Securities Purchase Agreement, dated as of July 9, 2008, by and among the investors specified therein and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.9	Form of Prepaid Forward Share Repurchase Contract Confirmation, dated as of July 15, 2009 (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.10(a)	Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Tony Liu, filed herewith.

10.10(b)	Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Yanchun Li, filed herewith.

10.10(c)	Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Jun Min, filed herewith.

10.10(d)	Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Binsheng Li, filed herewith.

10.10(e)	Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Wilfred Chow, filed herewith.

14	Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November 9, 2006, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

21	Subsidiaries of the Registrant, (incorporated by reference to the Annual Report on Form 10-K, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

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

Date: March 9, 2009	By:	/s/ Tony Liu
	By:	Tony Liu
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Tony Liu Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	March 9, 2009

/s/ Yanchun Li Yanchun Li	Chief Financial Officer, Chief Operating Officer, Secretary and Director	March 9, 2009

/s/ Jun Min Jun Min	Vice President and Director	March 9, 2009

/s/ Binsheng Li Binsheng Li	Chief Accounting Officer and Director	March 9, 2009

/s/ Cosimo J. Patti Cosimo J. Patti	Independent Director	March 9, 2009

/s/ Xianmin Wang Xianmin Wang	Independent Director	March 9, 2009

/s/ Eileen Brody Eileen Brody	Independent Director	March 9, 2009

/s/ Lawrence S. Wizel Lawrence S. Wizel	Independent Director	March 9, 2009

/s/ Baiqing Zhang Baiqing Zhang	Independent Director	March 9, 2009

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONTENTS

PAGE	2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	9-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Oriental Bioengineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nuo Hua Investment Company Ltd., which was acquired October 18, 2008, and Guangxi HuiKe Pharmaceutical Research and Development Co., ltd., which was acquired October 20, 2008, and whose combined financial statements constitute 11% and 10% of net and total assets, respectively, and 2% of revenues and (25%) of net income of the consolidated financial statements as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Nuo Hua Investment Company Ltd. and GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd.. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Weinberg & Company, P.A.

Boca Raton, Florida

February 27, 2009

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$70,636,510	$166,410,075
Accounts receivable, net	36,982,167	16,494,619
Inventories, net	13,042,123	12,264,536
Advances to suppliers and prepaid expenses	3,593,979	4,309,352
Notes receivable	708,076	2,259,616
Refundable deposit	6,396,996	3,479,262
Deferred tax assets	347,216	—
Other current assets	744,903	1,654,856

Total Current Assets	132,451,970	206,872,316

LONG-TERM ASSETS
Property, plant and equipment, net	98,154,443	48,496,760
Land use rights, net	148,988,870	46,310,240
Deposit for long-term assets	6,347,174	—
Construction in progress	25,385,835	755,614
Other intangible assets, net	23,690,440	26,972,166
Goodwill	28,543,226	22,566,768
Investments in and advances to equity investments	54,963,064	242,551
Deferred tax assets	1,313,832	1,498,481
Unamortized financing cost	4,215,983	—

Total Long-Term Assets	391,602,867	146,842,580

TOTAL ASSETS	$524,054,837	$353,714,896

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31,
	2008	2007
CURRENT LIABILITIES

Accounts payable	$12,287,887	$3,436,352
Notes payables	3,262,877	72,254
Other payables and accrued expenses	19,766,652	7,786,157
Taxes payable	420,671	2,843,719
Short-term bank loans	7,140,148	6,289,222
Current portion of long-term bank loans	58,659	2,374,565
Other liabilities	2,253,440	3,548,776
Deferred tax liabilities	846,026	109,733

Total Current Liabilities	46,036,360	26,460,778

LONG-TERM LIABILITIES

Long-term bank loans, net of current portion	804,521	1,263,483
Long-term notes payable	269,908	286,365
Deferred tax liabilities	16,083,768	12,621,180
Convertible notes	115,000,000	—

Total Long-Term Liabilities	132,158,197	14,171,028

TOTAL LIABILITIES	178,194,557	40,631,806

COMMITMENTS

MINORITY INTERESTS	652,081	—

SHAREHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,249,264 and 77,991,935 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	78,249	77,992
Common stock to be issued	376,335	1,611,333
Prepaid forward repurchase contract	(29,998,616)	—
Additional paid-in capital	195,741,544	193,007,987
Retained earnings (the restricted portion of retained earnings is $29,532,699 and $15,910,685 at December 31, 2008 and December 31, 2007, respectively)	149,923,681	102,117,792
Accumulated other comprehensive income	29,086,006	16,266,986

Total Shareholders’ Equity	345,208,199	313,083,090

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$524,054,837	$353,714,896

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
REVENUES	$264,643,058	$160,482,383	$110,182,092
COST OF GOODS SOLD	91,031,274	49,364,486	38,318,223

GROSS PROFIT	173,611,784	111,117,897	71,863,869

Selling and marketing	39,774,330	20,669,303	8,876,829
Advertising	34,102,538	22,865,903	15,174,125
General and administrative	18,765,757	13,365,156	10,446,740
Depreciation and amortization	4,383,215	1,989,425	988,488
Purchased in-process research and development	12,255,248	—	—

Total operating expenses	109,281,088	58,889,787	35,486,182

EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	(1,132,986)	23,711	(3,811)
INTEREST (EXPENSE), NET	(2,571,015)	617,524	574,172
OTHER EXPENSE, NET	(65,843)	(525,065)	(329,987)
MINORITY INTERESTS	(27,575)	—	—

INCOME BEFORE INCOME TAXES	60,533,277	52,344,280	36,618,061
INCOME TAXES	12,727,388	9,053,399	7,416,915

NET INCOME	47,805,889	43,290,881	29,201,146

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	12,819,020	10,105,577	2,506,474

OTHER COMPREHENSIVE INCOME, NET OF TAX	12,819,020	10,105,577	2,506,474

COMPREHENSIVE INCOME	$60,624,909	$53,396,458	$31,707,620

NET INCOME PER COMMON SHARE
BASIC	$0.62	$0.62	$0.47
DILUTED	$0.61	$0.61	$0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	76,504,035	69,870,775	62,679,996
DILUTED	82,254,185	71,364,244	62,913,961

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stock		Common Stock		Stock To Be Issued	Prepaid forward repurchase contract	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Stated Value	Shares	Par Value						Total
BALANCE AT
JANUARY 1, 2006	1,000,000	$1,000	57,109,188	$57,109	$141,044	$—	$59,491,393	$29,625,765	$1,429,279	$90,745,590

Common stock and warrants issued in private placement, net	—	—	5,526,600	5,527	—	—	26,522,153	—	—	26,527,680
Common stock to be issued for director services	—	—	—	—	87,598	—	—	—	—	87,598
Common stock to be issued for warrant exercise	—	—	—	—	370,427	—	—	—	—	370,427
Common stock issued for consulting services	—	—	30,000	30	—	—	142,170	—	—	142,200
Common stock issued for acquisition	—	—	1,200,000	1,200	—	—	5,638,800	—	—	5,640,000
Stock option granted to executives	—	—	—	—	—	—	138,046	—	—	138,046
Exercise of warrants	—	—	364,581	364	—	—	1,928,121	—	—	1,928,485
Finance expenses related to private placement	—	—	—	—	—	—	(1,552,723)	—	—	(1,552,723)
Foreign currency translation	—	—	—	—	—	—	—	—	2,948,793	2,948,793
Net income	—	—	—	—	—	—	—	29,201,146	—	29,201,146

BALANCE AT
DECEMBER 31, 2006	1,000,000	$1,000	64,230,369	$64,230	$599,069	$—	$92,307,960	$58,826,911	$4,378,072	$156,177,242

Common stock and warrants issued in secondary offering, net	—	—	9,275,000	9,275		—	72,975,083	—	—	72,984,358
Common stock issued for director services	—	—	48,379	49	(228,642)	—	228,593	—	—	—
Common stock issued for warrant exercises	—	—	—	—	(370,427)	—	—	—	—	(370,427)
Common stock to be issued for director services	—	—	—	—	285,333	—	—	—	—	285,333
Common stock to be issued for warrant exercises	—	—	—	—	1,326,000	—	—	—	—	1,326,000
Common stock issued for consulting services	—	—	20,000	20	—	—	259,980	—	—	260,000
Stock options granted to executives	—	—	—		—	—	310,841	—	—	310,841
Exercise of warrants	—	—	4,318,918	4,319	—	—	26,576,191	—	—	26,580,510
Exercise of option	—	—	99,269	99	—	—	198,439	—	—	198,538
Contribution from shareholder	—	—	—	—	—	—	150,900	—	—	150,900
Foreign currency translation	—	—	—	—	—	—	—	—	11,888,914	11,888,914
Net income	—	—	—	—	—	—	—	43,290,881	—	43,290,881

BALANCE AT
DECEMBER 31, 2007	1,000,000	$1,000	77,991,935	$77,992	$1,611,333	$—	$193,007,987	$102,117,792	$16,266,986	$313,083,090

Common stock issued for director services	—	—	26,581	26	(285,333)	—	285,307	—	—	—
Common stock to be issued for director services	—	—	—	—	376,335	—	—	—	—	376,335
Common stock issued for consulting services	—	—	26,748	27	—	—	259,973	—	—	260,000
Stock options granted to executives	—	—	—		—	—	862,481	—	—	862,481
Prepaid forward repurchase contract						(29,998,616)				(29,998,616)
Exercise of warrants	—	—	204,000	204	(1,326,000)	—	1,325,796	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	12,819,020	12,819,020
Net income	—	—	—	—	—	—	—	47,805,889		47,805,889

BALANCE AT
DECEMBER 31, 2008	1,000,000	$1,000	78,249,264	$78,249	$376,335	$(29,998,616)	$195,741,544	$149,923,681	$29,086,006	$345,208,199

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$47,805,889	$43,290,881	$29,201,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,919,809	4,627,607	2,479,955
Amortization of deferred insurance cost	425,466
Loss on disposal of plant and equipment	29,890	427	124,015
Amortization of deferred consulting expenses	200,500	394,100	728,220
Purchased in-process research and development	12,255,248	—	—
Provision (reversal) for doubtful accounts and slow moving inventories	(200,683)	(194,363)	548,753
Deferred taxes	4,246,499	930,932	49,307
Common stock to be issued for services	68,000	285,333	87,598
Stock based compensation expense	862,481	310,841	138,046
Equity (income) loss of unconsolidated entity	1,580,344	(23,711)	3,811
Independent director stock compensation	376,335
Minority interests	27,575
Acquisition from Nuohua investment income	(448,697)	—	—

Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) Decrease In:
Accounts receivable	(16,093,721)	(4,142,308)	(2,814,800)
Notes receivable	1,551,540	978,545	(2,640,593)
Inventories	745,267	433,341	(3,814,766)
Advances to suppliers and prepaid expenses	939,249	(2,205,730)	1,824,318
Other current assets	1,185,707	(2,755,757)	121,761
Increase (Decrease) In:
Accounts payable	4,854,620	628,638	(1,310,363)
Other payables and accrued expenses	11,927,197	2,856,936	1,471,912
Taxes payable	(2,427,886)	428,879	725,671
Customer deposits	—	(29,738)	550,461
Other liabilities	(2,071,912)	(715,474)	1,619,012

Net cash provided by operating activities	77,758,717	45,099,379	29,093,464

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of construction in progress	(24,574,369)	(2,478,601)	(2,010,869)
Purchases of property, plant and equipment	(48,561,170)	(1,507,017)	(2,326,932)
Purchase of land use rights and other intangible assets	(99,546,611)
Purchases of subsidiary, net of cash acquired	(53,055,492)	(65,872,747)	(22,060,687)
Refundable deposit	(2,917,734)	—	—
Deposit for long-term assets	(6,347,174)	—	—
Investments in and advances to equity investments	(22,379,659)	—	—
Proceeds from sales of marketable securities	—	—	2,768
Proceeds from disposal of plant and equipment	8,116	12,663	9,156

Net cash used in investing activities	(257,374,093)	(69,845,702)	(26,386,564)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	9,480,315	6,740,860	4,732,971
Repayment of short-term bank loans	(8,834,575)	(10,750,915)	(4,489,926)
Proceeds from long-term bank loans	—	—	973,960
Repayment of long-term bank loans	—	—	(653,836)
Repayment of short-term notes payable	(57,510)	—	(1,664,587)
Repayments of capital lease and notes payable	—	(26,118)	(13,935)
Cash proceeds from sales of common stock, net	—	72,984,358	24,974,955
Proceeds from exercise of warrants	—	27,536,083	2,298,912
Proceeds from exercise of option	—	198,538	—
Contribution from shareholder	—	150,900	—
Net proceeds from convertible notes	110,358,550	—	—
Prepaid forward repurchase contract	(29,998,616)	—	—

Net cash provided by financing activities	80,948,164	96,833,706	26,158,514

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(98,667,212)	72,087,383	28,865,414
Effect of exchange rate changes on cash	2,893,647	6,538,273	1,386,956
Cash and cash equivalents, beginning of year	166,410,075	87,784,419	57,532,049

CASH AND CASH EQUIVALENTS, END OF YEAR	$70,636,510	$166,410,075	$87,784,419

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid	$778,013	$855,715	$571,892
Income taxes paid	$14,909,132	$8,381,205	$6,573,840

Also see Note 20.

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 1 - PRINCIPAL ACTIVITIES AND ORGANIZATION

American Oriental Bioengineering Inc. (“AOB”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in China. AOB and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise. The following list contains the particulars of its operating subsidiaries and major affiliate companies:

Name of Subsidiary	Principal activities	Acquired	Percentage of ownership December 31, 2008
Harbin Three Happiness Bioengineering Co., Ltd. (“Three Happiness”)	Manufacture and commercialize a board range of branded pharmaceutical and nutraceutical products	Jun 2002	100%

Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. (“HSPL”)	Manufacture and commercialize an anti-viral injection powder, a prescription pharmaceutical product	Sept 2004	100%

Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”)	Manufacture and commercialize a series of pharmaceutical products that focus on women’s health	Apr 2006	100%

Heilongjiang Qitai Pharmaceutical Co.,Ltd. (“HQPL”)	Wholesale of pharmaceutical and nutraceutical products	Jul 2006	100%

Changchun Xinan Pharmaceutical Co.Ltd., (“CCXA”)	Manufacture and distribute a broad range of generic pharmaceutical products	Sept 2007	100%

Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”)	Manufacture and commercialize pharmaceutical products that alleviate nasal congestion and provide sinus relief	Oct 2007	100%

China Aoxing Pharmaceutical Company, Inc. (”CAXG”)	Manufacture and commercialize pain management pharmaceutical products	Mar 2008	38%

Nuo Hua Investment Co., Ltd. (“Nuo Hua”)	Wholesale and retail of pharmaceutical and nutraceutical products	Oct 2008	100%

GuangXi HuiKe Research and Development Co., Ltd. (“GHK”)	Pharmaceutical research and products development	Oct 2008	100%

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

AS OF DECEMBER 31, 2008 AND 2007

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues represent the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

Selling and Marketing Expenses

Selling and marketing expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses included in selling expenses were $3,501,453, $2,796,100 and $1,921,318 for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising costs were $34,102,538, $22,865,903 and $15,174,125 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the years ended December 31, 2008, 2007 and 2006 is $ 1,528,992, $870,219 and $742,705, respectively. The increased investment in research and development demonstrates the Company’s focus on knowledge-based products.

Purchased In-Process Research and Development

In a business combination, assets acquired to be used in R&D activities are separately identifiable assets and each one is allocated a portion of the cost of the acquired company based on its fair value. The value assigned to acquisition related in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was not determinable with reasonable reliability. In-process research and development is that did not meet the criteria above were charged to expense as of the date of the combination. The Company recorded a charge for in-process research and development of $12.2 million related to the acquisition of GHK.

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for 2008, 2007 and 2006 is $457,432, $237,363 and $43,506, respectively and is included in general and administrative expenses.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

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

	2008	2007	2006
Year end RMB : US$ exchange rate	6.8542	7.3141	7.8175
Average yearly RMB : US$ exchange rate	7.0842	7.5658	7.9439

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive Income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The fair value of the stock based compensation expense for year ended December 31, 2008, 2007 and 2006 was $862,481, $310,841 and $138,046, respectively.

Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before either the Company is able to realize their benefits, or that future realization is uncertain. The Company had adopted FIN 48 January 1, 2007. See Note 16

Segmental Reporting

Prior to the acquisition of Nuo Hua and the consolidation of its business in October 2008, the Company operated in one significant business segment: manufacturing and commercialization of pharmaceutical and nutraceutical products. Since October 2008, the Company has two operating segments based on its major lines of businesses: manufacturing and distribution. Each operating segment derives its revenues from the sale of products or services, respectively and each is the

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

responsibility of a group of senior management of the Company who has knowledge of product and service specific operational risks and opportunities. The Company’s chief operating decision maker reviews and evaluates two sets of financial information deciding how to allocate resources and in assessing performance.

For the years ended December 31, 2008, 2007 and 2006 the Company’s manufacturing and distribution revenue, are as follows:

	Year Ended December 31,
	2008	2007	2006
Manufacturing revenue	$259,171,087	$160,482,383	$110,182,092
Pharmaceutical products	224,904,348	127,823,297	79,367,161
Nutraceutical products	34,266,739	32,659,086	30,814,931
Distribution revenue	5,471,971	—	—

Total sales	$264,643,058	$160,482,383	$110,182,092

The Company has recorded $5,471,971 distribution revenue from Nuo Hua since its acquisition on October 18, 2008. The Company had no distribution revenue for the years ended December 31, 2007 and 2006.

For the years ended December 31, 2008, 2007 and 2006 the Company’s segments are as follows:

	Year Ended December 31,
	2008	2007	2006
Manufacturing	$64,254,931	$52,228,110	$36,377,687
Pharmaceutical products	50,712,670	38,173,115	24,190,975
Nutraceutical products	13,542,261	14,054,995	12,186,712
Distribution	75,765	—	—

Total operating income	$64,330,696	$52,228,110	$36,377,687

The Company’s manufacturing operating income from manufacturing segment included the purchased in-process research and development amounting to $12,255,248.

At December 31, 2008 and 2007 total assets for the manufacturing and distribution segments are as follows:

	December 31,
	2008	2007
Manufacturing	$454,418,832	$307,601,252
Distribution	52,466,119	—
Corporate	17,169,886	46,113,644

Total assets	$524,054,837	$353,714,896

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The majority of the Company’s cash as of December 31, 2008 is in our current working capital account, among which, $39,589,261 was the US Dollar equivalent in Renminbi (“RMB”) held in China and $31,047,249 was outside China in US Dollars and HK Dollars. Included in the cash balance as of December 31, 2008 was $2,575,741 restricted cash for the issuance of bank acceptance notes.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance for doubtful accounts was $226,330 and $302,270 as of December 31, 2008 and 2007, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

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

AS OF DECEMBER 31, 2008 AND 2007

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares), during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$47,805,889	$43,290,881	$29,201,146
Interest expense on convertible securities, net of taxes	2,635,417	—	—

Net income, as adjusted	$50,441,306	$43,290,881	$29,201,146

Denominator:
Weighted average shares outstanding - Basic	76,504,035	69,870,775	62,679,996
Effect of dilutive instruments:
Stock options	—	54,295	56,111
Convertible notes	5,749,763	—	—
Warrants	387	1,439,174	177,854

Weighted average shares outstanding - Diluted	82,254,185	71,364,244	62,913,961

The calculation of diluted earnings per share for the year December 31, 2008 excludes the potential exercise of options to purchase approximately 193,900 common shares, because their effect would be anti-dilutive.

As more fully discussed in Notes 15, the Company had certain convertible notes outstanding during the years presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these notes is added back to Net Income, reflecting the assumption that the notes have been converted.

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	December 31,
	2008	2007
Raw materials	$5,569,981	$7,509,497
Work in progress	2,350,291	2,685,053
Finished goods	5,289,280	2,307,413

	13,209,552	12,501,963
Less: provision for slow moving inventories	(167,429)	(237,427)

Inventories, net	$13,042,123	$12,264,536

NOTE 6 - NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes do not bear interest and are to be received within one year.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 7 - LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2008	2007
Cost of land use rights	$152,297,695	$48,177,647
Less: Accumulated amortization	(3,308,825)	(1,867,407)

Land use rights, net	$148,988,870	$46,310,240

During 2008, the Company acquired land use rights located close to its operating subsidiaries for the expansion of manufacturing facilities and is summarized as follows:

Subsidiary	Size of Land	Land Use Right Expires	Cost of land use rights
Three Happiness	1,317,497 sq. feet	2056	$28,527,502
CCXA	905,243 sq. feet	2058	14,965,904

Total	2,222,740 sq. feet		$43,493,406

We also invested and purchased land use rights in Beijing Economic-Technological Development Area during 2008 for $57,394,040. The size of the land is 551,715 sq. feet with the land use right expiring in 2054. We intend to utilize the facilities as our multi-functional headquarters for purposes including administration, research and development, convention and training.

As of December 31, 2008, the net book value of land use rights pledged as collateral was $21,170,021. See Note 13.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,357,929, $835,562 and $585,243, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009	$2,947,091
2010	$2,947,091
2011	$2,947,091
2012	$2,947,091
2013	$2,947,091
Thereafter	$134,253,415

Total	$148,988,870

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 8 - CONSTRUCTION IN PROGRESS

Construction in progress as of December 31, 2008 and 2007 was $25,385,835 and $755,614, respectively. During 2008, the Company acquired land use rights located close to its operating subsidiaries and started construction projects for the expansion of manufacturing facilities.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
At cost:
Buildings	$91,261,579	$41,017,380
Machinery and equipment	20,665,315	17,949,890
Motor vehicles	1,568,059	1,320,091
Office equipment	1,543,300	1,137,140
Other equipment	482,097	446,326
Leasehold improvements	29,150	108,348

	115,549,500	61,979,175

Less : Accumulated depreciation
Buildings	(4,732,906)	(3,305,219)
Machinery and equipment	(10,782,285)	(8,774,745)
Motor vehicles	(998,535)	(694,256)
Office equipment	(771,630)	(510,926)
Other equipment	(91,078)	(118,528)
Leasehold improvements	(18,623)	(78,741)

	(17,395,057)	(13,482,415)

Property, plant and equipment, net	$98,154,443	$48,496,760

In 2008, we invested and purchased buildings in Beijing Economic-Technological Development Area for $47,545,960.

As of December 31, 2008, the net book value of property, plant and equipment pledged as collateral for bank loans was $19,650,294. See Note 13.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3,396,747, $2,470,923 and $1,796,691, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 10 - OTHER INTANGIBLE ASSETS

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

	December 31,
	2008	2007
At cost:
Product licenses	$15,485,939	$15,742,705
Trademarks	10,558,660	9,894,747
Patents	4,796,179	3,264,102
Proprietary technology	281,664	263,954
Software	73,640	—

	31,196,082	29,165,508
Less: Accumulated amortization	(7,505,642)	(2,193,342)

Other intangible assets, net	$23,690,440	$26,972,166

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $5,165,133, $1,351,288 and $94,413, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009	$5,168,020
2010	$5,168,020
2011	$5,058,598
2012	$3,516,430
2013	$1,117,567
Thereafter	$3,661,805

Total	$23,690,440

NOTE 11 - ACQUISITIONS

2008 Acquisitions

1. Nuo Hua Acquisition

On October 18, 2008, the Company acquired from the Nuo Hua Investment Company Limited (“Nuo Hua”) shareholders all of the issued and outstanding shares of capital stock of Nuo Hua. Nuo Hua owns 55% equity of Yushuntang Pharmaceutical Co., Ltd. in Jilin province, and 30% equity of a wholesale and distribution company in Shandong province, (“Nuo Hua Affiliate”). Nuo Hua, through its subsidiary and affiliated company, distributes pharmaceutical products through sales network covering major urban and rural areas in China.

The acquisition cost was $39,500,000 in cash and the amount was paid in full as of December 31, 2008.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Cash	$5,129
Long term investment	38,399,147
Fixed assets	26,133

Total assets purchased	38,430,409

Net assets acquired	$38,430,409
Total consideration paid	39,500,000

Goodwill	1,069,591

If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

2. GHK Acquisition

On October 20, 2008, the Company acquired from the GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. (“GHK”) shareholders all of the issued and outstanding shares of capital stock of GHK. GHK is engaged in pharmaceutical research and product development leading to SFDA approval and expedient product launches in China. The Company provides research and development through innovative technology, raw material selection, extraction and production of pharmaceutical products.

The acquisition cost was $13,605,844 (including $5,844 in transaction cost) in cash and the amount was paid in full as of December 31, 2008. Certain assets acquired from GHK qualify for recognition as intangible assets apart from goodwill, a portion of the purchase price allocation, $12,255,248 million, representing in-process research and development was charged to expense as of the date of the acquisition because it did not meet one of the following criteria (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was not determinable with reasonable reliability.

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired and liabilities assumed based on their respective fair values.

IPR&D	$12,255,248
Fixed assets	492,129
Cash	38,441
Other receivables and prepayments	14,238

Total assets purchased	12,800,056

Other payables and accrued expenses	33,836

Total liabilities assumed	33,836

Net assets acquired	12,766,220
Total consideration paid	13,605,844

Goodwill	$839,624

The amount of the purchase price allocated to the acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products.

The value assigned to the acquired IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D was based on estimates of relevant market sizes and growth factors and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The rate of 10 percent utilized to discount the net cash flows to their present value was based on estimated cost of capital plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the IPR&D projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

GHK was working on seven R&D project at the time of acquisition. The purchased in-process technology of GHK relates to research and development projects in both pharmaceutical and nutraceutical product families. The Company continues to evaluate certain of these projects for their feasibility and alignment with the Company’s core strategic objectives.

If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts

The results of operations for Nuo Hua and GHK are included in the consolidated results of operations commencing October 18, 2008 and October 20, 2008, respectively.

The following unaudited pro forma combined condensed statements of income for the year ended December 31, 2008 and 2007 have been prepared as if the acquisitions of Nuo Hua and GHK occurred on January 1, 2008 and 2007. The statements are based on accounting for the business acquisitions under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Unaudited Pro Forma Combined Year Ended December 31,
	2008	2007
Revenues	$322,081,293	$218,444,959
Income from Operations	64,359,458	52,594,071
Net Income	48,438,219	43,913,430
Net Income Per Share
Basic	$0.63	$0.63
Diluted	$0.62	$0.62
Weighted Average number of shares outstanding
Basic	76,504,035	69,870,775
Diluted	82,254,185	71,364,244

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired and liabilities assumed based on their respective fair values.

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

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired and liabilities assumed based on their respective fair values.

Land use right	$6,836,912
Other intangible assets	9,688,027
Fixed assets	9,051,130
Cash	700
Accounts receivable	345,657
Inventories	690,109
Other receivables and prepayments	55,640
Other current assets	41,643

Total assets purchased	26,709,818

Other payables and accrued expenses	195,475
Long term bank loans	2,639,039
Deferred taxes payable	3,977,058

Total liabilities assumed	6,811,572

Net assets acquired	19,898,246
Total consideration paid	29,398,358

Goodwill	$9,500,112

The results of operations for Boke and CCXA are included in the consolidated results of operations commencing October 19, 2007 and September 6, 2007, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

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

	Unaudited Pro Forma Combined Year Ended December 31,
	2007	2006
Revenues	$175,561,278	$130,789,447
Income from Operations	54,232,619	40,094,533
Net Income	44,721,567	32,040,287
Net Income Per Share
Basic	$0.64	$0.51
Diluted	$0.63	$0.51
Weighted Average number of shares outstanding
Basic	69,870,775	62,679,996
Diluted	71,364,244	62,913,961

NOTE 12 - INVESTMENTS AND ADVANCES IN UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in CAXG, Nuo Hua Affiliate and Hezhou Jinji Color Printing Co Ltd. (“Jinji”). CAXG is a China-based pharmaceutical company specializing in research, development, manufacturing and distribution of narcotic and pain-management products in China. Nuo Hua Affiliate maintains a significant presence in pharmaceutical wholesale and retail distribution in China. Jinji is a color printing company focusing on the printing of external packaging materials.

The Company owns 38% equity interest in CAXG through an $18 million direct investment of its common stock in April 2008. The cost of investment in excess of our estimate of the underlying equity in net assets at the time of the investments was $1,369,799. The Company owns 30% equity interest in Nuo Hua Affiliate through the acquisition of Nuo Hua in October 2008 and the Company owns 40% equity interest in Jinji through the acquisition of GLP in April 2006. Long-term investments are accounted for using the equity accounting method.

The following table summarizes the long-term investments and advances as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Cost of investments:
CAXG	$18,000,000	$—
Nuo Hua Affiliate	32,999,023	—
Jinji	86,067	86,067
Share of equity income (loss):
CAXG	(1,580,344)	—
Nuo Hua Affiliate	773,415	—
Jinji	42,303	28,672
Advances:
CAXG	4,520,209	—
Jinji	122,391	127,812

Long-term investment and advances	$54,963,064	$242,551

Included in the advance to CAXG is a RMB30 million, or approximately US$4.3 million, convertible promissory note. The note bears interest at a rate of 8% payable quarterly in arrears and matures in one year. CAXG may elect to make the quarterly loan payments in cash or to convert the payments into shares of its common stock. The Company also has the option to receive payment in shares of CAXG’s common stock if CAXG is either unable to repay the loan in cash or consents to the conversion of its payment obligations into shares of its common stock.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 13 - DEBT

Short-term bank loans are obtained from local banks with interest rates 7.47% per annum. All the short-term bank loans are repayable within one year and are secured by plant and equipment and land use rights owned by the Company. See Notes 7 and 9.

Short-term loans are summarized as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2008
1	March 14, 2009	7.470%	$729,480
2	March 28, 2009	8.541%	428,934
3	April 16, 2009	7.470%	1,458,959
4	May 9, 2009	7.470%	729,480
5	May 22, 2009	7.470%	729,480
6	August 11, 2009	7.470%	875,376
7	August 14, 2009	7.470%	1,458,959
8	September 9, 2009	7.470%	729,480

			$7,140,148

No.	Due Date	Interest Rate Per Annum	December 31, 2007
1	March 30, 2008	6.438%	$683,611
2	April 19, 2008	6.482%	1,367,222
3	May 8, 2008	6.570%	683,611
4	June 3, 2008	6.570%	683,611
5	September 20, 2008	7.290%	820,333
6	September 5, 2008	7.020%	1,367,222
7	October 11, 2008	7.290%	683,612

			$6,289,222

Long-term loans include a mortgage loan that bears 4.25% interest per annum and is repayable over 15 years. The principal amount of long-term loans is not payable until the end of the term. Long-term loans are summarized as follows:

	December 31, 2008	December 31, 2007
Loan from HSBC, due December 31, 2021, bearing a 4.250% interest rate per annum, secured by the office in CNT Tower.	$863,180	$911,807
Loan from Jilin Bank Changchun Heping Branch, due March 28, 2009, bearing an 8.541% interest rate per annum, secured by building.	—	401,963
Loan from Jilin Bank Changchun Heping Branch, due November 1, 2008, bearing an 8.190% interest rate per annum, secured by building.	—	1,367,222
Loan from Jilin Bank Changchun Heping Branch, due June 18, 2008, bearing a 7.839% interest rate per annum, secured by building.	—	957,056

Total long-term loan	863,180	3,638,048
Less: current portion of long-term loan	58,659	2,374,565

Long-term portion	$804,521	$1,263,483

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The repayment schedule is as below:

No.	Due Date	Interest Rate Per Annum	December 31, 2008
1	December 31, 2009	4.250%	$58,659

Current portion of long-term loans			58,659

2	December 31, 2010	4.250%	60,141
3	December 31, 2011	4.250%	61,663
4	December 31, 2012	4.250%	63,220
5	December 31, 2013	4.250%	64,821
6	December 31, 2014	4.250%	66,460
	Thereafter (Due December 31, 2021)	4.250%	488,216

Long-term portion			804,521

			$863,180

Current notes payable was $3,262,877 as of December 31, 2008 with an annual interest rate of 1.98% and is repayable on demand. The long-term notes payable was $269,908 as of December 31, 2008 with an annual interest rate of 11.73%. Long-term notes payable will be fully repaid by January 2010.

Interest expense for all outstanding debt was $1,244,411, $855,715 and $571,892 for the years ended December 31, 2008, 2007 and 2006 respectively.

NOTE 14 - DEPOSIT FOR LONG-TERM ASSETS

Deposits for long term assets are refundable deposits to acquire land use rights located in the PRC. The long-lived assets to be acquired will be for use in the expansion of some of the Company's current manufacturing facilities and are not intended for resale by the Company. The deposits will be reclassified to the respective accounts under the long lived assets upon the transfers of legal title.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NOTE 15 - CONVERTIBLE NOTES AND PREPAID FORWARD CONTRACT

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

•

The notes are convertible, at the option of the holder, at any time prior to the close of business on the second business day preceding the maturity date based on an initial conversion rate of 107.6195 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $9.29 per share. (See blow)

•

The conversion rate is subject to certain adjustments. In particular, holders who convert their notes in connection with certain fundamental changes may be entitled to a make whole premium in the form of additional shares of our common stock.

•

The initial conversion rate may be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 is less than $8.08 per share, then the conversion rate will be increased as a one-time purchase price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08. (See blow)

•

Holders may require the Company to purchase all or a portion of their notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

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

The Company has determined that the conversion feature embedded in the Convertible Notes is not required to be bifurcated and accounted for as a derivative pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, since the embedded conversion feature is indexed to the Company’s own stock and would be classified in shareholders’ equity if it was a free-standing instrument. Further, since the conversion price of the Convertible Notes exceeded the market price of the Company’s ordinary shares on the date of issuance of Convertible Notes, no portion of the proceeds from the issuance was accounted for as attributable to the conversion feature.

Subsequent to year end, as the VWAP of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 was $6.02 per share and 115% of the VWAP is $6.9183, the initial conversion price of $9.29 per share was adjusted to $8.08 on January 15, 2009.

NOTE 16 - PREPAID FORWARD SHARES REPURCHASE TRANSACTION

In connection with the offering of the Notes, the Company entered into a prepaid forward shares repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward shares repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the purchase of 3.7 million shares of common stock for settlement at or about maturity of the notes. The forward shares purchase transaction was also intended to reduce the potential dilution of our common stock that would result from the conversion of the Convertible Notes into shares of our common stock.

The company accounted for the forward shares purchase transaction pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the $30.0 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital in the Balance Sheet as of December 31, 2008 and will not recognize subsequent changes in fair value.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The fact that Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. We will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the convertible notes.

NOTE 17 - SHAREHOLDERS’ EQUITY

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

Common Stock

A. Issuance of Common Stock

The Company entered into two consulting agreements during 2008 and issued 26,748 shares of common stock as part of the consulting fees. The Company recorded a total of deferred consulting expenses of $260,000, based on the market value of the common stock at the date of grants, which has been and will be amortized over a one-year service period. Of the total value, $236,000 was amortized through December 31, 2008.

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

On May 23, 2008, the Company granted stock options for 100,000 shares of common stock at a per share exercise price of $11.20 to a Company’s senior member of the management under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $256,000. The value of the options was estimated using the Black Scholes Model with an expected volatility of 18.9%, expected life of 5 years and risk-free interest rate of 2.7%. This granted stock options was subsequently cancelled in November 2008.

On November 25, 2008, the Company granted stock options for 314,500 shares of common stock at a per share exercise price of $4.95 to a group of senior management under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $352,240. The value of the options was estimated using the Black Scholes Model with an expected volatility of 20.6%, expected life of 5 years and risk-free interest rate of 2.1%.

The Company recorded total stock option compensation expenses $862,481 for 2008. Of the total value of the old and new option grants, $3,886,351 has not yet been recognized and will be amortized over the requisite service periods.

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2008	974,500	$10.03
Granted	1,551,757	$7.84
Exercised	—	$—
Cancelled	(105,000)	$11.07

Outstanding as of December 31, 2008	2,421,257	$8.58

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54-$10.74	969,500	$10.04	4	193,900	$10.04
$4.95-$8.35	1,451,757	$7.61	5	—	—

	2,421,257			193,900

All the options granted have exercise price equal to the market price and they have no intrinsic value at the grant date. The weighted average fair value per share of the 2,421,257 options issued under the Plan is $2.08 per share. As of December 31, 2008, the Company has 193,900 outstanding vested stock options, with an exercise price above the average market price, are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the year ended December 31, 2008, the Company recorded general and administrative expenses $376,332, respectively, for the stock compensation in connection with the services rendered by the Company’s independent directors. A total of 42,472 shares of common stock are issuable to independent directors as of December 31, 2008.

NOTE 18 - COMMITMENTS

As of December 31, 2008, the Company entered into unconditional capital commitments for the purchase of land use rights and construction of manufacturing facilities in the PRC for $7,666,839 within one year and $11,734,773 after one year.

As of December 31, 2008, the Company has no material unconditional purchase commitments for raw materials, packing materials and advertising.

NOTE 19 - INCOME TAX

(a) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2008 due to the net operating loss carry forward in the United States. Net operating loss carry forward in the United States as of December 31, 2008 was $11,737,378 and it will expire in year 2024 and will end in 2027.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.

Prior to January 1, 2008, CIT rate applicable to our subsidiaries in the PRC range from 0% to 33%. GLP is entitled to a full exemption from CIT in year 2006 and 2007. Three Happiness, on the other hand, enjoys a favorable tax rate of 15% as it is located in a special economic development zone and is considered a high technology company by the Chinese government. Boke also enjoys a favorable tax rate of 15% as it is located in a Western province of China. HSPL, HQPL and CCXA do not qualify for any tax concession and have a 33% tax rate.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

After January 1, 2008, under the new CIT Law, the corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The new CIT Law also provides certain tax concession to selective eligible companies based on their location and enterprise status. GLP and Boke enjoy a favorable tax rate of 15% as they are located in the Western province of China. Three Happiness, HSPL and CCXA were granted high-tech enterprise status and also enjoy a favorable tax rate of 15% from 2008 to 2010. High-tech enterprise status is renewable and re-application should be done prior to the tax preferences expire. HQPL, Nuo Hua and GHK do not qualify for any tax concession and they have a 25% tax rate.

The Company’s tax expense differs from the “expected” tax expense as follows:

	Year Ended December 31,
	2008	2007	2006
Computed “expected” expense	$15,133,319	$11,339,030	$8,165,851
Favorable tax rate effect	(8,424,544)	(2,270,741)	(769,608)
Permanent differences	6,018,613	(14,890)	20,672

Income tax expense	$12,727,388	$9,053,399	$7,416,915

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

The provisions for income taxes for the year ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Current	$12,469,511	$8,840,665	$7,908,963
Deferred	257,877	212,734	(492,048)

Total	$12,727,388	$9,053,399	$7,416,915

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets
Current
Bad debts	$9,651	$—
Other costs	337,565	—

Total current deferred tax assets	347,216	—

Non-current
Bad debts	216,094	211,551
Amortization	164,313	98,239
Other costs	858,636	801,840
Stock provision	32,083	289,511
Depreciation	42,706	97,340

Total non-current deferred tax assets	1,313,832	1,498,481

Total deferred tax assets	$1,661,048	$1,498,481

Deferred tax liabilities
Current
Over accrual of welfare	$(114,840)	$—
Boke acquisition	(667,096)	—
CCXA acquisition	45,704	15,297
Other	(109,794)	(125,030)

Total current deferred tax liabilities	(846,026)	(109,733)
Non-current
Over accrual of welfare	(18,283)	(146,154)
Amortization	(291,034)	(208,519)
Depreciation	(130,803)	(51,976)
Government grant	(1,019,319)	(887,633)
GLP acquisition	(3,831,290)	(3,590,384)
CCXA acquisition	(4,429,843)	(4,340,893)
Boke acquisition	(2,985,975)	(3,298,341)
Other	(166,351)	(97,280)
Other comprehensive income	(3,210,870)	—

Total non-current deferred tax liabilities	(16,083,768)	(12,621,180)

Total deferred tax liabilities	(16,929,794)	(12,730,913)

Net deferred tax liabilities	$(15,268,746)	$(11,232,432)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

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

The VAT payable balance of $6,262,715 and $3,722,621 at December 31, 2008 and 2007 respectively are included in Other Payables and Accrued Expenses in the accompanying consolidated balance sheets.

(c) Tax Holiday

Income before income tax expense was $60.5 million, $52.3 million and $36.6 million for 2008, 2007 and 2006 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for 2008 was $12.7 million. The combined unaudited pro forma effects of the income tax expense exemption and reduction available to us are as follows:

	Year Ended December 31, (Unaudited)
	2008	2007
Tax holiday effect	$8,424,544	$2,270,741
Basic net income per share exclude tax holiday effect	$0.51	$0.59

NOTE 20 - NON-CASH TRANSACTIONS

2008

Issued 26,748 shares of common stock valued at $260,000 for consulting services.

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

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information.

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Year Ended December 31, 2008
REVENUES	$38,768,598	$59,010,005	$70,593,949	$96,270,506
GROSS PROFIT	$26,290,962	$40,081,558	$47,191,542	$60,047,722

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
NET INCOME	$9,422,129	$13,859,692	$16,482,919	$8,041,149
Basic net income per common share	$0.12	$0.18	$0.22	$0.10

Diluted net income per common share	$0.12	$0.18	$0.21	$0.10

Year Ended December 31, 2007
REVENUES	$25,722,577	$33,913,234	$43,514,049	$57,332,523
GROSS PROFIT	$17,704,317	$23,702,749	$30,680,797	$39,030,034
NET INCOME	$6,446,267	$9,668,371	$11,943,627	$15,232,616
Basic net income per common share	$0.10	$0.15	$0.16	$0.21

Diluted net income per common share	$0.10	$0.15	$0.16	$0.20