Form 10-Q
period 2009-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2009-05-11
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File No. 001-32569
_________________________

AMERICAN ORIENTAL BIOENGINEERING, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25th Floor, Great China International Exchange Square, No.1 Fuhua 1 Rd, Futian District,
Shenzhen, 518034, People’s Republic of China
(Address of principal executive offices) (Zip Code)

86-451-8666-6601
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of May 8, 2009
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,291,735

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$73,899,602	$70,636,510
Accounts receivable, net of reserve of $130,631 and $226,330
at March 31, 2009 and December 31, 2008, respectively	31,812,778	36,982,167
Inventories, net of provision for slow moving inventories	17,954,075	13,042,123
Advances to suppliers	2,241,176	3,593,979
Notes receivable	1,039,914	708,076
Refundable deposit	6,397,106	6,396,996
Taxes receivable	823,737	-
Deferred tax assets	456,444	347,216
Other current assets	863,554	744,903
Total Current Assets	135,488,386	132,451,970

LONG-TERM ASSETS
Property, plant and equipment, net	97,192,300	98,154,443
Land use rights, net	148,319,092	148,988,870
Deposit for long-term assets	6,355,148	6,347,174
Construction in progress	25,675,899	25,385,835
Deferred tax assets	1,322,194	1,313,832
Other intangible assets, net	22,426,393	23,690,440
Goodwill	28,543,226	28,543,226
Long-term investment and advance	55,554,438	54,963,064
Unamortized financing cost	3,983,911	4,215,983
Total Long-Term Assets	389,372,601	391,602,867

TOTAL ASSETS	$524,860,987	$524,054,837

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	March 31, 2009	December 31, 2008
	Unaudited
CURRENT LIABILITIES
Accounts payable	$10,355,431	$12,287,887
Notes payables	3,277,285	3,262,877
Other payables and accrued expenses	13,578,351	19,766,652
Taxes payable	-	420,671
Short-term bank loans	7,441,276	7,140,148
Current portion of long-term bank loans	59,022	58,659
Other liabilities	2,738,113	2,253,440
Deferred tax liability	999,454	846,026
Total Current Liabilities	38,448,932	46,036,360

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	789,579	804,521
Long-term notes payable	-	269,908
Deferred tax liabilities	16,102,048	16,083,768
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	131,891,627	132,158,197
TOTAL LIABILITIES	170,340,559	178,194,557

COMMITMENTS

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized;
78,291,735 and 78,249,264 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	78,292	78,249
Common stock to be issued	177,000	376,335
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	196,352,466	195,741,544
Retained earnings (the restricted portion of retained earnings is
$29,532,699 at March 31, 2009 and December 31, 2008, respectively)	157,790,182	149,923,681
Accumulated other comprehensive income	29,464,472	29,086,006
Total Shareholders’ Equity	353,864,796	345,208,199
NON-CONTROLLING INTEREST	655,632	652,081
TOTAL EQUITY	354,520,428	345,860,280
TOTAL LIABILITIES AND EQUITY	$524,860,987	$524,054,837

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

REVENUES	$46,077,190	$38,768,598
COST OF GOODS SOLD	17,660,338	12,477,636
GROSS PROFIT	28,416,852	26,290,962

Selling and marketing	5,211,502	5,029,708
Advertising	5,567,357	4,394,341
General and administrative	4,565,643	3,912,683
Depreciation and amortization	1,858,915	977,210
Total operating expenses	17,203,417	14,313,942

INCOME FROM OPERATIONS	11,213,435	11,977,020

EQUITY IN EARNINGS FROM UNCONSOLIDATED ENTITIES	437,794	-
INTEREST INCOME (EXPENSE), NET	(1,579,269)	16,847
OTHER EXPENSE, NET	(98,609)	(101,790)
INCOME BEFORE INCOME TAXES	9,973,351	11,892,077

INCOME TAXES	2,103,299	2,469,948

NET INCOME	7,870,052	9,422,129
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,551)	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	7,866,501	9,422,129

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain, net of tax	378,466	6,934,434

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	378,466	6,934,434

COMPREHENSIVE INCOME	$8,244,967	$16,356,563

NET INCOME PER SHARE
BASIC	$0.11	$0.12
DILUTED	$0.11	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	74,538,593	78,191,242
DILUTED	86,917,603	78,192,795

 See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,870,052	$9,422,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,235,405	2,283,473
Amortization of financing cost	232,072	-
Amortization of deferred consulting expenses	24,000	56,500
Reversal of doubtful accounts	(95,923)	(2,764)
Changes in provision for slow moving inventories	(54,055)	(4,401)
Deferred taxes	54,118	2,744,506
Common stock to be issued for services	80,000	-
Stock option compensation expense	234,631	135,121
Independent director stock compensation	97,000	88,250
Loss on disposal of assets	1,993	-
Equity in (income) loss from unconsolidated entities	(437,794)	1,061

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	5,265,088	2,149,762
Notes receivable	(331,838)	1,238,672
Inventories	(4,862,536)	(7,751,721)
Advances to suppliers and prepaid expenses	1,352,803	2,867,037
Other current asset	(142,651)	575,944

Increase (Decrease) In:
Accounts payable	(1,932,456)	606,495
Other payables and accrued expenses	(6,188,301)	(2,418,510)
Taxes payable	(1,244,408)	(639,865)
Customer deposits	-	(687,986)
Other liabilities	484,673	12,584
Net cash provided by operating activities	3,641,873	10,676,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(343,238)	(77,491)
Purchases of property, plant and equipment	(51,512)	(99,812)
Refundable deposit	-	(16,447,719)
Investments in and advances to equity investments	(105,326)	(3,728,000)
Cash proceeds from disposal of property, plant and equipment	620	-
Net cash used in investing activities	(499,456)	(20,353,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	1,021,913	697,530
Repayments of bank loans	(744,538)	(710,135)
Repayment of capital lease	-	(4,075)
Proceeds from notes payable	1,145,721	-
Repayment of notes payable	(1,405,494)	-
Net cash provided (used in) by financing activities	17,602	(16,680)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,160,019	(9,693,415)

Effect of exchange rate changes on cash	103,073	2,314,557
Cash and cash equivalents, beginning of year	70,636,510	166,410,075

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,899,602	$159,031,217

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 160, Accounting for Non-controlling Interests, an amendment of Accounting Research Bulletin ("ARB") No.51, “Consolidated Financial Statement”, and has reclassified the December 31, 2008 minority interests balance to equity as a non-controlling interests. The change in presentation was not significant.

Basis of Consolidation - The condensed consolidated financial statements include the accounts of American Oriental Bioengineering, Inc. and its wholly owned subsidiaries. All of the Company’s subsidiaries are included in the consolidated financial statements. Inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ from those estimates. See “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Revenue Recognition – Revenues represent the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists,
●	Delivery has occurred or services have been rendered,
●	The seller's price to the buyer is fixed or determinable, and
●	Collectability is reasonably assured.

Selling and Marketing Expenses – Selling and marketing expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers.

Advertising Costs – The Company expenses advertising costs as incurred or the first time advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized.

Research and Development – Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the period ended March 31, 2009 and 2008 is $277,345 and $215,434, respectively and is included in general and administrative expenses.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

Foreign Currency Translation – The accompanying condensed consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company is the Chinese Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate for the quarter.

	2009	2008
Quarter end RMB : US$ exchange rate	6.8456	7.0222
Average quarterly RMB : US$ exchange rate	6.8499	7.1682

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive Income – Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Stock Based Compensation – The Company adopted SFAS No. 123R in the first quarter of 2006, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.

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

The fair value of the stock based compensation expense for quarter ended March 31, 2009 and 2008 was $234,631 and $135,121, respectively.

Income Taxes – The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before either the Company is able to realize their benefits, or that future realization is uncertain. The Company had adopted FIN 48 January 1, 2007. See Note 18.

Segmental Reporting – The Company has two operating segments based on its major lines of businesses: manufacturing and distribution. Each operating segment derives its revenues from the sale of products or services, respectively and each is the responsibility of a group of senior management of the Company who has knowledge of product and service specific operational risks and opportunities. The Company’s chief operating decision maker reviews and evaluates two sets of financial information deciding how to allocate resources and in assessing performance.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

For the three months ended March 31, 2009 and 2008 the Company’s manufacturing and distribution revenue are as follows:

	Three Months Ended March 31, Unaudited
	2009	2008
Revenue from pharmaceutical products	$34,679,469	$31,859,382
Revenue from nutraceutical products	8,912,393	6,909,216
Total manufacturing revenue	43,591,862	38,768,598
Distribution revenue	2,485,328	—

Total revenue	$46,077,190	$38,768,598

For the three months ended March 31, 2009 and 2008 the Company’s operating income are as follows:

	Three Months Ended March 31, Unaudited
	2009	2008
Operating income from pharmaceutical products	$7,763,006	$9,232,216
Operating income from nutraceutical products	3,440,899	2,744,804
Total manufacturing operating income	11,203,905	11,977,020
Distribution operating income	9,530	—

Total operating income	$11,213,435	$11,977,020

At March 31, 2009 and December 31, 2008, the total assets for the manufacturing and distribution segments are as follows:

	March 31, 2009	December 31, 2008
	Unaudited
Manufacturing	$462,790,565	$454,418,832
Distribution	50,228,388	52,466,119
Corporate	11,842,034	17,169,886

Total assets	$524,860,987	$524,054,837

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The majority of the Company’s cash as of March 31, 2009 is in our current working capital account, among which, $53,937,899 was the USD equivalent in RMB and Hong Kong Dollars held in China, and $19,961,703 was outside China in USD and Hong Kong Dollars. Included in the cash balance as of March 31, 2009 was $2,441,918 restricted cash for the issuance of bank acceptance notes.

Fair Value of Financial Instruments – SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•   Level 1—defined as observable inputs such as quoted prices in active markets;
•   Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•   Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	73,899,602	73,899,602	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

New Accounting Standards –

Recently Adopted Accounting Standards

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under this FSP, if our instruments granted in share-based payment transactions are determined to be participating securities prior to vesting, we are required to use the two-class method of calculating earnings per share as described in SFAS No. 128, Earnings per Share, and to adjust our prior period earnings per share calculations. We adopted this FSP in 2009 and determined there was no material impact on our consolidated financial statements.

In April 2008 the FASB approved FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. The FSP also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The adoption of FSP FAS 142-3 did not have a material impact to our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for our fiscal and interim period financial statements beginning 2009. The adoption of SFAS 161 did not have a material impact to our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The statement, which replaces Statement 141, Business Combinations, substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination; (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs; and (iv) requiring reversal of valuation allowances related to deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. We will apply this statement prospectively to business combinations for which the acquisition date is after January 1, 2009.

As of January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB approved FSP FAS 157-2, Effective Date of FASB Statement No. 157, which permitted companies to partially defer the effective date of SFAS No. 157, until fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We applied the provisions of Statement 157 to our nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

Recently Issued Accounting Standards

In December 2008, the FASB approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is December 31, 2009. We are not required to present the disclosures for prior periods.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

NOTE 3 – EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2009	2008
	Unaudited
Numerator:
Net income	$7,866,501	$9,422,129
Interest expense on convertible securities, net of taxes	1,437,500	-
Amortization of financing costs, net of taxes	232,072	-
Net income, as adjusted	$9,536,073	$9,422,129

Denominator:
Weighted average shares outstanding – Basic	74,538,593	78,191,242
Effect of dilutive instruments:
Stock options	-	-
Convertible notes	12,379,010	-
Warrants	-	1,553
Weighted average shares outstanding - Diluted	86,917,603	78,192,795

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options covering 193,900 and 0 shares for the three months ended March 31, 2009 and 2008, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

As more fully discussed in Notes 13, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to Net Income, reflecting the assumption that the notes have been converted.

NOTE 4 – INVENTORIES

Inventories are summarized as follows:
	March 31, 2009	December 31, 2008
	Unaudited
Raw materials	$6,217,071	$5,569,981
Work in progress	3,340,637	2,350,291
Finished goods	8,514,381	5,289,280
	18,072,089	13,209,552
Less: provision for slow moving inventories	(118,014)	(167,429)
Inventories, net	$17,954,075	$13,042,123

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

NOTE 5 – NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes do not bear interest and are to be received within one year.

NOTE 6 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2009	December 31, 2008
	Unaudited
Cost of land use rights	$152,416,921	$152,297,695
Less: Accumulated amortization	(4,097,829)	(3,308,825)
Land use rights, net	$148,319,092	$148,988,870

Amortization expense for the three months ended March 31, 2009 and 2008 was $784,630 and $267,623, respectively.

As of March 31, 2009, the net book value of land use rights pledged as collateral was $13,466,855. See Note 13.

NOTE 7 – CONSTRUCTION IN PROGRESS

Construction in progress as of March 31, 2009 and December 31, 2008 was $25,675,899 and $25,385,835, respectively. During 2008, the Company acquired land use rights located close to its operating subsidiaries and started construction projects for the expansion of manufacturing facilities. These construction projects were in progress as of March 31, 2009.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2009	December 31, 2008
	Unaudited
At cost:
Buildings	$91,314,702	$91,261,579
Machinery and equipment	20,807,188	20,665,315
Motor vehicles	1,564,119	1,568,059
Office equipment	1,558,218	1,543,300
Other equipment	482,631	482,097
Leasehold improvement	29,187	29,150
	115,756,045	115,549,500
Less : Accumulated depreciation
Buildings	(5,315,359)	(4,732,906)
Machinery and equipment	(11,228,295)	(10,782,285)
Motor vehicles	(1,053,744)	(998,535)
Office equipment	(836,069)	(771,630)
Other equipment	(109,198)	(91,078)
Leasehold improvement	(21,080)	(18,623)
	(18,563,745)	(17,395,057)
Property, plant and equipment, net	$97,192,300	$98,154,443

Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,157,778 and $782,020, respectively.

As of March 31, 2009, the net book value of property, plant and equipment pledged as collateral for a bank loan was $7,070,888. See Note 13.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	March 31, 2009	December 31, 2008
	Unaudited
At cost:
Product licenses	$15,505,393	15,485,939
Trademarks	10,571,925	10,558,660
Patents	4,802,204	4,796,179
Proprietary technology	282,018	281,664
Software	73,734	73,640
	31,235,274	31,196,082
Less: Accumulated amortization	(8,808,881)	(7,505,642)
Other intangible assets, net	$22,426,393	23,690,440

Amortization expense for the three months ended March 31, 2009 and 2008 was $1,292,997 and $1,233,830 respectively.

NOTE 10 –ACQUISITIONS

On October 18, 2008, the Company acquired from the Nuo Hua Investment Company Limited (“Nuo Hua”) shareholders all of the issued and outstanding shares of capital stock of Nuo Hua. Nuo Hua owns 55% equity of Yushuntang Pharmaceutical Co., Ltd. in Jilin province, and 30% equity of a wholesale and a distribution company in Shandong province, (“Nuo Hua Affiliate”). Nuo Hua, through its subsidiary and affiliated company, distributes pharmaceutical products through sales network covering major urban and rural areas in China.

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

The results of operations for Nuo Hua and GHK are included in the consolidated results of operations for the three months ended March 31, 2009.

The following unaudited pro forma combined condensed statements of income for the three months ended March 31, 2008 have been prepared as if the acquisitions of Nuo Hua and GHK occurred on January 1, 2008. The statements are based on accounting for the business acquisitions under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Three Months Ended March 31, Unaudited
	2009	2008 Pro Forma Combined
Revenues	$46,077,190	$45,059,619
Income from Operations	11,213,435	11,990,107
Net Income attribute to controlling interest	7,866,501	9,646,244
Net Income Per Share
Basic	$0.11	$0.12
Diluted	$0.11	$0.12
Weighted Average number of shares outstanding
Basic	74,538,593	78,191,242
Diluted	86,917,603	78,192,795

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

NOTE 11 – INVESTMENTS AND ADVANCES IN UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in China Aoxing Pharmaceutical Company, Inc. (“CAXG”), equity investments in a wholesale and distribution company in Shandong province, (“Nuo Hua Affiliate”) and Hezhou Jinji Color Printing Co Ltd. (“Jinji Printing”). CAXG is a China-based pharmaceutical company specializing in research, development, manufacturing and distribution of narcotic and pain-management products in China. Nuo Hua Affiliate maintains a significant presence in pharmaceutical wholesale and retail distribution in China. Jinji Printing is a color printing company focusing on the printing of external packaging materials.

The Company owns 36% equity interest in CAXG through an $18 million direct investment of its common stock in April 2008. The cost of investment in excess of our estimate of the underlying equity in net assets at the time of the investments was estimated to be around $1,369,799. The Company also owns 30% equity interest in Nuo Hua Affiliate through the acquisition of Nuo Hua Investment Company Ltd. in October 2008 and the Company owns 40% equity interest in Jinji Printing through the acquisition of Guangxi Lingfeng Pharmaceutical Co. in April 2006. Long-term investments are accounted for using the equity accounting method.

The following table summarizes the long-term investments and advances as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	Unaudited
Cost of investments:
CAXG	$18,000,000	$18,000,000
Nuo Hua Affiliate	32,999,023	32,999,023
Jinji Printing printing	86,067	86,067
Share of equity income (loss):
CAXG	(1,637,869)	(1,580,344)
Nuo Hua Affiliate	1,310,055	773,415
Jinji Printing	43,881	42,303
Advances:
CAXG	4,613,001	4,520,209
Jinji Printing	140,280	122,391

Long-term investment and advances	$55,554,438	$54,963,064

For the three months ended March 31, 2009 the Company’s equity in earnings from unconsolidated entities are as follows:

Three Months Ended March 31, 2009 Unaudited
Equity in income from Nuo Hua Affiliate	$493,903
Equity in loss from CAXG	(57,525)
Equity in income (loss) from Jinji Printing	1,416
Total equity in earnings from unconsolidated entities	$437,794

Included in the advance to CAXG is a RMB30 million, or approximately $4.3 million, convertible promissory note principal the accrued interest. The note bears interest at a rate of 8% payable quarterly in arrears and matures in one year. CAXG may elect to make the quarterly loan payments in cash or to convert the payments into shares of its common stock. The Company also has the option to receive payment in shares of CAXG’s common stock if CAXG is either unable to repay the loan in cash or consents to the conversion of its payment obligations into shares of its common stock.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

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

NOTE 13 – DEBT

Short-term bank loans are obtained from local banks with interest rate from 5.31% to 7.47% per annum. All the short-term bank loans are repayable within one year and are secured by plant and equipment and land use rights owned by the Company. See Notes 7 and 9.

Long-term loan includes a mortgage loan that bears 4.25% interest per annum and is repayable over 15 years.

Current notes payable was $3,277,285 as of March 31, 2009 with interest rate from 1.98% to 7.06% per annum and is repayable on demand.

Interest expense for all outstanding debt was $114,984 and $201,249 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 14 – CONVERTIBLE NOTES AND PREPAID FORWARD CONTRACT

On July 15, 2008, the Company closed a private offering and issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “Notes”). The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes was approximately $110 million, after deducting the placement agents’ commission and estimated offering expenses payable by the Company. The following is a brief summary of certain terms of this offering.

•	Total offering is $115,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due on July 15, 2015.

•	Interest at 5.00% per year, payable semiannually in arrears in cash.

•
The Notes are convertible, at the option of the holder, at any time prior to the close of business on the second business day preceding the maturity date based on an initial conversion rate of 107.6195 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $9.29 per share. (See below)

•
The conversion rate is subject to certain adjustments. In particular, holders who convert their Notes in connection with certain fundamental changes may be entitled to a make whole premium in the form of additional shares of our common stock.

•
The initial conversion rate may be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 is less than $8.08 per share, then the conversion rate will be increased as a one-time purchase price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08. (See below)

•
Holders may require the Company to purchase all or a portion of their Notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

Convertible notes issuance costs incurred by the Company that were directly attributable to the issuance of the  Notes were deferred and are charged to the consolidated statements of income using the straight-line method over the term of the convertible notes, the results of which approximate the effective interest rate method.

The Company has determined that the conversion feature embedded in the Notes is not required to be bifurcated and accounted for as a derivative pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, since the embedded conversion feature is indexed to the Company’s own stock, after considering EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”, and would be classified in shareholders’ equity if it was a free-standing instrument pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Further, since the conversion price of the Notes exceeded the market price of the Company’s ordinary shares on the date of issuance of the Notes, no portion of the proceeds from the issuance was accounted for as attributable to the conversion feature.

As of March 31, 2009, the conversion price was set at $8.08 per share.

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

The Company accounted for the forward shares purchase transaction pursuant to guidance in EITF 00-19. Accordingly, the $30 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital in the Balance Sheet as of December 31, 2008 and will not recognize subsequent changes in fair value.

The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The fact that the Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. We will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the convertible notes.

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of Series A preferred stock (“Series A”) issued and outstanding. Pursuant to the terms of the Series A, the holder holds aggregate voting power equal to 25% of the combined voting power of our common stock and preferred stock. The percentage of voting power represented by the Series A cannot be diluted by the issuance of additional shares of common stock. The Series A has a liquidation preference equal to its initial issue price that will be paid to the holders of the Series A upon liquidation, dissolution or winding up and prior to any distributions being made to holders of our common stock.

Common Stock

A. Issuance of Common Stock

During the three months ended March 31, 2009, the Company issued 42,471 restricted common stocks as stock compensation in connection with the services rendered by the Company’s independent directors in 2008.

B. Stock Options

The Company recorded total stock option compensation expenses of $234,631 for the three months ended March 31, 2009. Of the total value of the option grants, $3,652,310 has not yet been recognized and will be amortized over the requisite service periods.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009	2,421,257	$8.58
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding as of March 31, 2009	2,421,257	$8.58

The following table summarizes information about stock options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54 - $10.74	969,500	$ 10.04	4	193,900	$ 10.04
$4.95 - $8.35	1,451,757	$ 7.61	5	—	—

	2,421,257			193,900

All options granted have no intrinsic value at grant date and at the date of this financial statements as exercise price of all vested or unvested options was higher than the market price. The weighted average fair value per share of the 2,421,257 options issued under the Company’s 2006 Equity Incentive Plan is $2.08 per share. As of March 31, 2009, the Company has 193,900 outstanding vested stock options, with an exercise price above the average market price, are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the three months ended March 31, 2009, the Company recorded general and administrative expenses of $97,000 for the stock compensation in connection with the services rendered by the Company’s independent directors and $80,000 for a consultant. A total of 22,425 shares of common stock are issuable as of March 31, 2009.

NOTE 17 – COMMITMENTS

As of March 31, 2009, the Company entered into unconditional capital commitments for the purchase of land use rights and construction of manufacturing facilities in the People’s Republic of China for $5,933,820 within one year and $13,584,127 after one year. In addition, the Company had an advertisement contract commitment for $7,078,116.

As of March 31, 2009, the Company has no material unconditional purchase commitments for raw materials, packing materials.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

NOTE 18 – TAXES

(a)	Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the quarter ended March 31, 2009 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The new CIT Law also provides certain tax concession to selective eligible companies. All our manufacturing subsidiaries, including GLP, Boke, Three Happiness, HSPL and CCXA were granted high-tech enterprise status and enjoy a favorable tax rate of 15% from 2008 to 2010. High-tech enterprise status is renewable and re-application should be done prior to the tax preferences expire. HQPL, Nuo Hua and GHK do not qualify for any tax concession and they have a 25% tax rate.

The Company’s tax expense differs from the “expected” tax expense as follows:

	Three Months Ended March 31, (Unaudited)
	2009	2008
Computed "expected" expense	$2,492,450	$3,371,119
Favorable tax rate effect	(1,390,303)	(868,678)
Permanent difference	1,001,152	(32,493)
Income tax expense	$2,103,299	$2,469,948

The provisions for income taxes are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2009	2008
Current	$2,182,283	$2,549,139
Deferred	(78,984)	(79,191)
Total	$2,103,299	$2,469,948

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009
(UNAUDITED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	Unaudited
Deferred tax assets
Current
Bad debts	$9,663	$9,651
Other costs	446,781	337,565
Total current deferred tax assets	456,444	347,216
Non-current
Bad debts	216,366	216,094
Amortization	171,231	164,313
Other costs	859,714	858,636
Stock provision	32,124	32,083
Depreciation	42,759	42,706
Total non-current deferred tax assets	1,322,194	1,313,832
Total deferred tax assets	$1,778,638	$1,661,048
Deferred tax liabilities
Current
Over accrual of welfare	$(114,984)	$(114,840)
Boke acquisition	(805,826)	(667,096)
CCXA acquisition	25,852	45,704
Other	(104,496)	(109,794)
Total current deferred tax liabilities	(999,454)	(846,026)
Non-current
Over accrual of welfare	(18,307)	(18,283)
Amortization	(308,552)	(291,034)
Depreciation	(155,722)	(130,803)
Government grant	(948,381)	(1,019,319)
GLP acquisition	(3,836,103)	(3,831,290)
CCXA acquisition	(4,415,499)	(4,429,843)
Boke acquisition	(2,851,834)	(2,985,975)
Others	(238,778)	(166,351)
Other comprehensive income	(3,328,872)	(3,210,870)
Total non-current deferred tax liabilities	(16,102,048)	(16,083,768)
Total deferred tax liabilities	(17,101,502)	(16,929,794)
Net deferred tax liabilities	$(15,322,864)	$(15,268,746)

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
As of March 31, 2009
(UNAUDITED)

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

The VAT payable balance of $3,281,776 and $6,262,715 at March 31, 2009 and December 31, 2008 respectively are included in Other Payables and Accrued Expenses in the accompanying condensed consolidated balance sheets.

(c) Tax Holiday

Income before income tax expense was $10 million and $11.9 million for the three months ended March 31, 2009 and 2008 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the three months ended March 31, 2009 was $2.1 million. The combined unaudited pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Three Months Ended March 31, (Unaudited)
	2009	2008
Tax holiday effect	$(1,390,303)	$868,678
Basic net income per share exclude tax holiday effect	$0.12	$0.11

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission (SEC)..

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

Investors are also advised to refer to the information in our previous filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for 2008 filed with the SEC.

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

At March 31, 2009, the Company provided a $130,631 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at March 31, 2009 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2009, the Company provided an allowance against its inventories amounting to $118,014. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories.  In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RECENT ACCOUNTING PRONOUNCEMENT

A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 of the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
REVENUES	$46,077,190	$38,768,598	100%	100%
COST OF GOODS SOLD	17,660,338	12,477,636	38.33	32.18
GROSS PROFIT	28,416,852	26,290,962	61.67	67.82
Selling and marketing	5,211,502	5,029,708	11.31	12.99
Advertising	5,567,357	4,394,341	12.08	11.33
General and administrative	4,565,643	3,912,683	9.91	10.09
Depreciation and amortization	1,858,915	977,210	4.03	2.52
Total operating expenses	17,203,417	14,313,942	37.33	36.93
INCOME FROM OPERATIONS	11,213,435	11,977,020	24.34	30.89
Equity in earnings from unconsolidated entities	437,794	-	0.95	-
Interest income (expense), net	(1,579,269)	16,847	(3.43)	0.04
Other expense, net	(98,609)	(101,790)	(0.21)	(0.26)
INCOME BEFORE INCOME TAXES	9,973,351	11,892,077	21.64	30.67
Income taxes	2,103,299	2,469,948	4.56	6.37
NET INCOME	$7,870,052	$9,422,129	17.08%	24.30%
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,551)	-	(0.01)	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	7,866,501	9,422,129	17.07	24.30

NET INCOME PER SHARE
BASIC	$0.11	$0.12
DILUTED	$0.11	$0.12

Revenues

Revenues for the first quarter of 2009 were $46,077,190, an increase of $7,308,592 over revenues for the first quarter of 2008. Revenues by segments and product categories were as follows:
	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Revenue from pharmaceutical products	$34,679,469	$31,859,382	$2,820,087	8.85%
Revenue from nutraceutical products	8,912,393	6,909,216	2,003,177	28.99%
Total manufacturing revenue	43,591,862	38,768,598	4,823,264	12.44%
Distribution revenue	2,485,328	—	2,485,328	100%

Total revenue	$46,077,190	$38,768,598	$7,308,592	18.85%

Sales of our pharmaceutical products increased by $2,820,087, or 8.85%, as compared to the same period of 2008 primarily due to the following factors:

•
The sales of our prescription pharmaceutical products increased from $14,152,178 during the first quarter of 2008 to $16,203,190 in the same period of 2009, or a 14% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule and CCXA prescription pharmaceutical products despite the decrease in sales of our SHL products. The overall increase in sales was supported by our continuous marketing efforts, increase in products offering, effective pricing strategy, as well as expanding coverage to the previously unaddressed rural market; and

•
The sales of our OTC pharmaceutical products increased from $17,707,204 to $18,476,279. This was attributable to the increase in sales of our Boke products as a result of improved recognition of our product supported by our marketing campaigns.

Sales from our nutraceutical products increased from $6,909,216 during the first quarter of 2008 to $8,912,393 in the same period of 2009, representing a growth of 29% and it is primarily due to the following factors:

•
Sales of our Protein Peptide series of products increased by 21%, from $6,452,284 during the first quarter of 2008 to $7,827,427 in the same period of 2009. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network; and

•
Sales of our nutraceutical beverage series increased by 169% from $398,770 during the first quarter of 2008 to $1,071,144 during the first quarter of 2009. This increase was mainly attributed to a new type of bio-functional beverage launched in the first quarter ended March 31, 2009.

The Company has recorded $2,485,328 distribution revenue from Nuo Hua, a majority owned subsidiary, during the first three months ended March 31, 2009. Since the Company’s investment in Nuo Hua did not occur until October, 2008, the Company had no distribution revenue for the quarter ended March 31, 2008.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $17,660,338 for the three months ended March 31, 2009, compared to $12,477,636 for the three months ended March 31, 2008. Expressed as a percentage of revenues, cost of goods sold was 38% for the three months ended March 31, 2009, compared to 32% for the three months ended March 31, 2008. The increase in cost of goods sold as a percentage of revenues reflected sales of more lower margin products by CCXA, increase of raw material prices and lower margin distribution business from Nuo Hua.

	Three Months Ended March 31,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Pharmaceutical products	$11,717,925	$9,789,635	$1,928,290	19.70%
Nutraceutical products	3,552,913	2,688,001	864,912	32.18%
Total manufacturing cost	15,270,838	12,477,636	2,793,202	22.39%
Distribution cost	2,389,500	—	2,389,500	100%

Total cost	$17,660,338	$12,477,636	$5,182,702	41.54%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 20% and 32% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, respectively. These increases are attributed to our increase in sales. The Company had no distribution revenue and thus there was no corresponding cost of goods sold with respect to distribution services for the three months ended March 31, 2008.

Gross profit increased by $2,125,890, or 8%, for the three months ended March 31, 2009 over the three months ended March 31, 2008. This increase reflected higher net sales.

Gross profit as a percentage of net revenues decreased from 68% in the comparable period of the prior year to 62% in the first quarter of 2009 due to lower margin distribution business and CCXA sold lower gross margin products than 2008.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $5,029,708 in the three months ended March 31, 2008 to $5,211,502 in the same period of 2009, representing an increase of 4%. The details of our selling and marketing expenses are as follows:

	Three Months Ended March 31,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Payroll	$1,386,375	$1,413,222	$(26,847)	(2%)
Promotional materials and fees	1,885,432	1,398,706	486,726	35%
Shipping	815,085	846,077	(30,992)	(4%)
Traveling	619,680	835,791	(216,111)	(26%)
Offices supplies	114,682	199,719	(85,037)	(43%)
Sales conference	259,923	176,703	83,220	47%
Other expenses	130,325	159,490	(29,165)	(18%)
TOTAL	$5,211,502	$5,029,708	$181,794	4%

The increase in selling and marketing expenses in the quarter ended March 31, 2009 compared to the same quarter during 2008 was primarily due to the following factors:

•
Promotional materials and fees increased 35% from $1,398,706 to $1,885,432 during the first quarter of 2009 as compared to the same quarter of 2008. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•	The increase was partially offset by the decrease in traveling expenses which reflects the Company’s increased efforts in cost control.

Advertising

Advertising expenses increased by $1,173,016, from $4,394,341 in the first quarter of 2008 to $5,567,357 in the same quarter of 2009.  The increase in advertising expense resulted from an increase in promotional efforts and media advertisement to promote the Company’s Jinji series, Boke Nose Spray and Protein Peptide series of products.

Advertising expenses as a percentage of revenue increased slightly from 11% in the first quarter of 2008 to 12% in the same quarter of 2009.

General and Administrative

General and administrative expenses increased from $3,912,683 in the first quarter of 2008 to $4,565,643 in the same quarter of 2009, or a 17% increase.  The details of general and administrative expenses were as follows:

	Three Months Ended March 31,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Professional fees - accounting	$1,006,528	$758,001	$248,527	33%
Payroll	659,092	743,307	(84,215)	(11%)
Staff welfare and insurance	307,481	324,412	(16,931)	(5%)
Trip and traveling	227,826	261,461	(33,635)	(13%)
Stock compensation – directors	331,631	223,371	108,260	48%
Research and development	277,345	215,435	61,910	29%
Directors’ remuneration	235,230	180,000	55,230	31%
Office supplies	155,537	178,572	(23,035)	(13%)
Vehicles and utilities	147,497	162,911	(15,414)	(9%)
Conference fee	87,619	48,719	38,900	80%
Office rental	33,385	60,559	(27,174)	(45%)
Investors relation and listing expenses	81,000	59,651	21,349	36%
Stock compensation – consultants	104,000	56,500	47,500	84%
Professional fees – legal and consulting	132,848	51,297	81,551	159%
Provision for bad debts	(95,923)	(2,764)	(93,159)	3370%
Other expenses	874,547	591,251	283,296	48%
TOTAL	$4,565,643	$3,912,683	$652,960	17%

Our increase in general and administrative expenses in the three months ended March 31, 2009 compared to the same period during 2008 was primarily due to the following factors:

●
Accounting related professional fees increased by $248,527, or 33% as compared to the same quarter during 2008, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited;

●	Research and development increased by $61,910, or 29%, as compared to the same quarter during 2008, due to our increased R&D effort of GLP and 3H;
●	Directors’ stock compensation increased by $108,260, or 48% as compared to the same quarter during 2008. This was mainly a result of the new director compensation plan changed in April 2008; and
●
Other expenses increased by $283,296 during the first quarter of 2009 compared with the same quarter of 2008. This increase was primarily due to increases in local taxes and consumable amortization expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $881,705, or 90%, in the quarter ended March 31, 2009 compared to the same quarter during 2008. This increase was primarily due to the depreciation and amortization charges of the facilities and lands acquired at the end of 2008.

Interest Income (Expense), Net

Net interest expense was $1,579,269 for the three months ended March 31, 2009, compared to net interest income of $16,847 for the three months ended March 31, 2008. The increase was mainly caused by convertible notes interest expense from July 2008.

Other expense, Net

Other expense was $98,609 for the three months ended March 31, 2009 compared to $101,790 for the three months ended March 31, 2008. Other expense consisted mainly of the currency exchange loss incurred during the period.

Income Taxes

Income tax expense for the quarter ended March 31, 2009 was $2,103,299, compared to $2,469,948 for the quarter ended March 31, 2008. The Company’s effective tax rate for this quarter was 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at March 31, 2009 was $73,899,602, representing an increase of $3,263,092 or 5%, compared with our cash balance of $70,636,510 at December 31, 2008. The increase was mainly attributable to the net cash provided by operating activities of $3,641,873.

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

Cash Flow

Cash flows from operations during the three months ended March 31, 2009 amounted to $3,641,873, compared with cash flows from operations of $10,676,287 in the same period of 2008. The decreased cash flow was primarily due to the decrease in our net income by 17%, to $7,870,052 in the first three months of 2009, compared with net income of $9,422,129 in the same period last year. The decrease was also due to the increase in our inventories of $4,862,536 to support our increased purchase and production activities, the repayment of accounts payable of $1,932,456, the decrease in other payables and accrued expenses by $6,188,301 and tax payable of $1,244,408. The decreased cash flow was offset by a decrease in our accounts receivable of $5,265,088.

Our cash flows used in investing activities amounted to $499,456 in the three months ended March 31, 2009.  During that period, we paid $343,238 for construction in progress.

Our cash flows from financing activities amounted to $17,602 in the three months ended March 31, 2009. During that period, we repaid $744,538 bank loans and received $1,021,913 from the short-term bank loans.

Working Capital

Our working capital increased by $10,623,844 to $97,039,454 at March 31, 2009 as compared to $86,415,610 at December 31, 2008, primarily due to our increase in cash of $3,263,092, inventories of $4,911,952, a decrease of $1,932,456 in accounts payable as well as the $6,188,301 in other payables and accrued expenses. The increase was partly offset by a decrease in accounts receivable of $5,169,389, advances to suppliers of $1,352,803. The increase in inventory was mainly due to our maintaining higher inventory levels to prepare for increased operating activities. The decrease in cash was the result of more operational activities that demanded cash during the first quarter of 2009.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

As of March 31, 2009, the Company entered into unconditional capital commitments for the purchase of land use rights and construction of manufacturing facilities in the People’s Republic of China for $5,933,820 within one year and $13,584,127 after one year. The Company has no material unconditional purchase commitments for raw materials, packing materials and advertising.

ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2009, the Company issued 42,471 restricted common stocks as stock compensation in connection with the services rendered by the Company’s independent directors in 2008.

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the three months ended March 31, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.8456 to 1.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $378,466 during the three months ended March 31, 2009.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations.  We do not engage in currency hedging.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of auditing standards and applicable U.S. rules.  The Company’s internal audit group, which includes its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission.  The audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act.

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.  Given the fact that our major operations are located China, the Company and the internal audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States.  The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed new risks and material changes from risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes or new risks during the quarter ended March 31, 2009 to be disclosed. We hereby incorporate by reference the risk factors set forth in Item 1A of the Annual Report of Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company issued 42,471 restricted stocks as stock compensation in connection with the services rendered by the Company’s independent directors in 2008. The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu

TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 11, 2009

/s/ Yanchun Li

YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: May 11, 2009

EXHIBIT INDEX

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