Form 10-Q
period 2009-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2009-08-07
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

_________________________
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town,
Beijing, 100176, People’s Republic of China
(Address of principal executive offices) (Zip Code)

86-10-5982-2039
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of June 30, 2009
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,301,439

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2009	DECEMBER 31, 2008
	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$100,730,402	$70,636,510
Accounts receivable, net of reserve of $505,433 and $226,330
at June 30, 2009 and December 31, 2008, respectively	31,396,881	36,982,167
Inventories, net	16,829,834	13,042,123
Advances to suppliers	3,135,694	3,593,979
Notes receivable	81,075	708,076
Refundable deposit	-	6,396,996
Deferred tax assets	421,660	347,216
Other current assets	937,087	744,903
Total Current Assets	153,532,633	132,451,970

LONG-TERM ASSETS
Property, plant and equipment, net	96,151,689	98,154,443
Land use rights, net	148,301,203	148,988,870
Deposit for long-term assets	6,717,514	6,347,174
Construction in progress	25,871,656	25,385,835
Deferred tax assets	1,327,627	1,313,832
Other intangible assets, net	21,146,928	23,690,440
Goodwill	28,543,226	28,543,226
Long-term investment and advance	55,452,267	54,963,064
Unamortized financing cost	3,751,838	4,215,983
Total Long-Term Assets	387,263,948	391,602,867

TOTAL ASSETS	$540,796,581	$524,054,837

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	JUNE 30, 2009	DECEMBER 31, 2008
	(UNAUDITED)
CURRENT LIABILITIES
Accounts payable	$12,548,451	$12,287,887
Notes payables	3,011,486	3,262,877
Other payables and accrued expenses	14,251,673	19,766,652
Taxes payable	625,261	420,671
Short-term bank loans	6,720,430	7,140,148
Current portion of long-term bank loans	59,396	58,659
Other liabilities	2,511,295	2,253,440
Deferred tax liability	1,121,738	846,026
Total Current Liabilities	40,849,730	46,036,360

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	774,641	804,521
Long-term notes payable	-	269,908
Deferred tax liabilities	15,963,766	16,083,768
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	131,738,407	132,158,197
TOTAL LIABILITIES	172,588,137	178,194,557

COMMITMENTS

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized;
78,301,439 and 78,249,264 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	78,301	78,249
Common stock to be issued	311,999	376,335
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	196,752,860	195,741,544
Retained earnings (the restricted portion of retained earnings is $29,532,699
at June 30, 2009 and December 31, 2008, respectively)	171,019,548	149,923,681
Accumulated other comprehensive income	29,510,788	29,086,006
Total Shareholders’ Equity	367,675,880	345,208,199
NON-CONTROLLING INTEREST	532,564	652,081
TOTAL EQUITY	368,208,444	345,860,280
TOTAL LIABILITIES AND EQUITY	$540,796,581	$524,054,837

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

REVENUES	$71,222,037	$59,010,005	$117,299,227	$97,778,603
COST OF GOODS SOLD	29,594,923	18,928,447	47,255,261	31,406,083
GROSS PROFIT	41,627,114	40,081,558	70,043,966	66,372,520

Selling and marketing	9,396,129	7,687,892	14,607,631	12,717,600
Advertising	7,779,936	7,452,231	13,347,293	11,846,572
General and administrative	4,315,714	5,253,274	8,881,357	9,165,957
Depreciation and amortization	1,850,274	1,010,461	3,709,189	1,987,671
Total operating expenses	23,342,053	21,403,858	40,545,470	35,717,800

INCOME FROM OPERATIONS	18,285,061	18,677,700	29,498,496	30,654,720

EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	(173,258)	(640,008)	264,536	(641,067)
INTEREST INCOME (EXPENSE), NET	(1,620,069)	(30,616)	(3,199,338)	(13,769)
OTHER INCOME (EXPENSE), NET	(16,329)	(255,770)	(114,938)	(356,502)
INCOME BEFORE INCOME TAXES	16,475,405	17,751,306	26,448,756	29,643,382

INCOME TAXES	3,369,107	3,891,614	5,472,406	6,361,562

NET INCOME	13,106,298	13,859,692	20,976,350	23,281,820
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	123,068	-	119,517	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	13,229,366	13,859,692	21,095,867	23,281,820

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	46,316	5,154,761	424,782	12,089,196
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	46,316	5,154,761	424,782	12,089,196

COMPREHENSIVE INCOME	$13,275,682	$19,014,453	$21,520,649	$35,371,016

NET INCOME PER SHARE
BASIC	$0.18	$0.18	$0.28	$0.30
DILUTED	$0.17	$0.18	$0.28	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	74,582,920	78,223,659	74,560,809	78,207,405
DILUTED	88,815,593	78,223,659	86,939,711	78,208,181

 See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,976,350	$23,281,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,445,556	4,641,379
Amortization of financing cost	464,145	-
Amortization of deferred consulting expenses	-	104,500
Provision for (reversal of) doubtful accounts	278,602	(140,250)
Changes in provision for slow moving inventories	53,605	(175,627)
Deferred taxes	67,471	714,100
Common stock to be issued for services	80,000	68,000
Stock option compensation expense	673,035	374,019
Independent director stock compensation	194,000	182,333
Loss on disposal of assets	4,745	(7,657)
Equity in (income) loss from unconsolidated entities	(264,536)	641,101

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	5,307,187	(697,207)
Notes receivable	627,001	1,567,744
Inventories	(3,841,052)	(6,538,693)
Advances to suppliers and prepaid expenses	458,285	1,324,457
Other current asset	(192,184)	1,208,187

Increase (Decrease) In:
Accounts payable	260,564	1,235,110
Other payables and accrued expenses	(5,514,977)	495,796
Taxes payable	204,590	922,717
Other liabilities	257,855	(827,080)
Net cash provided by operating activities	26,540,242	28,374,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(535,881)	(223,742)
Purchases of property, plant and equipment	(149,837)	(391,877)
Purchase of land use right	(757,187)	-
Purchases of other intangible assets	-	(95,900)
Refundable deposit	6,396,996	(2,888,960)
Deposit for long-term assets	(361,375)	(34,852,986)
Proceeds from disposal of plant and equipment	620	-
Investments in and advances to equity investments	(172,812)	(19,657,535)
Net cash used in investing activities	4,420,524	(58,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	4,817,870	3,524,627
Repayments of bank loans	(5,276,275)	(3,551,083)
Repayment of capital lease	-	(10,011)
Proceeds from notes payable	4,363,367	-
Deferred financing costs	-	(290,000)
Repayment of notes payable	(4,889,392)	(61,951)
Net cash used in financing activities	(984,430)	(388,418)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,976,336	(30,124,669)
Effect of exchange rate changes on cash	117,556	8,187,869
Cash and cash equivalents, beginning of year	70,636,510	166,410,075

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,730,402	$144,473,275

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
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

Research and Development – Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the three months ended June 30, 2009 and 2008 is $354,651 and $272,977, respectively and is included in general and administrative expenses.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
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

	2009	2008
Quarter end RMB : US$ exchange rate	6.8448	6.8718
Average quarterly RMB : US$ exchange rate	6.8452	6.9470

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

Stock Based Compensation – The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The fair value of the stock based compensation expense for the three and six months ended June 30, 2009 was $535,404 and $867,035, respectively.

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

Segment Reporting – The Company has two operating segments based on its major lines of businesses: manufacturing and distribution. Each operating segment derives its revenues from the sale of products or services, respectively and each is the responsibility of a group of senior management of the Company who has knowledge of product and service specific operational risks and opportunities. The Company’s chief operating decision maker reviews and evaluates two sets of financial information deciding how to allocate resources and in assessing performance.

For the three and six months ended June 30, 2009 and 2008 the Company’s manufacturing and distribution revenue are as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2009	2008	2009	2008
Revenue from pharmaceutical products	$58,438,805	$49,792,442	$93,118,274	$81,651,824
Revenue from nutraceutical products	9,523,090	9,217,563	18,435,483	16,126,779
Total manufacturing revenue	67,961,895	59,010,005	111,553,757	97,778,603
Distribution revenue	3,260,142	-	5,745,470	-

Total revenue	$71,222,037	$59,010,005	$117,299,227	$97,778,603

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

For the three and six months ended June 30, 2009 and 2008 the Company’s operating income are as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2009	2008	2009	2008
Operating income from pharmaceutical products	$15,047,340	$14,882,775	$22,810,346	$24,114,990
Operating income from nutraceutical products	3,660,073	3,794,925	7,100,972	6,539,730
Total manufacturing operating income	18,707,413	18,677,700	29,911,318	30,654,720
Distribution operating income	(422,352)	-	(412,822)	-

Total operating income	$18,285,061	$18,677,700	$29,498,496	$30,654,720

At June 30, 2009 and December 31, 2008, the total assets for the manufacturing, distribution and corporate segments are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Manufacturing	$341,538,501	$312,146,154
Distribution	51,880,830	52,445,008
Corporate	147,377,250	159,463,675

Total assets	$540,796,581	$524,054,837

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The majority of the Company’s cash as of June 30, 2009 is in our current working capital bank account. Included in the cash balance as of June 30, 2009 was $2,619,574 restricted cash for the issuance of bank acceptance notes.

Fair Value of Financial Instruments – SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$100,730,402	$100,730,402	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

Recently Issued Accounting Standards

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. We are currently evaluating the potential impact of adopting this statement.

FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of adopting this statement.

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

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2009	2008	2009	2008

Numerator:
Net income attributable to controlling interest	$13,229,366	$13,859,692	$21,095,867	$23,281,820
Interest expense on convertible securities, net of taxes	1,437,500	-	2,875,000	-
Amortization of financing costs, net of taxes	232,072	-	464,145	-
Net income, as adjusted	$14,898,938	$13,859,692	$24,435,012	$23,281,820

Denominator:
Weighted average shares outstanding – Basic	74,582,920	78,223,659	74,560,809	78,207,405
Effect of dilutive instruments:
Convertible notes	14,232,673	-	12,378,902	-
Warrants		-		776
Weighted average shares outstanding - Diluted	88,815,593	78,223,659	86,939,711	78,208,181

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options for the three and six months ended June 30, 2009 and 2008, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

As more fully discussed in Notes 14, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to Net Income, reflecting the assumption that the notes have been converted.

NOTE 4 – INVENTORIES

Inventories are summarized as follows:
	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$5,853,906	$5,569,981
Work in progress	3,575,441	2,350,291
Finished goods	7,621,784	5,289,280
	17,051,131	13,209,552
Less: provision for slow moving inventories	(221,297)	(167,429)
Inventories, net	$16,829,834	$13,042,123

NOTE 5 – NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. The notes do not bear interest and are to be received within one year.

NOTE 6 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Cost of land use rights	$153,185,732	$152,297,695
Less: Accumulated amortization	(4,884,529)	(3,308,825)
Land use rights, net	$148,301,203	$148,988,870

Amortization expense for the three months ended June 30, 2009 and 2008 was $786,235 and $276,143, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $1,570,865 and $543,766, respectively.

As of June 30, 2009, the net book value of land use rights pledged as collateral was $13,390,881. See Note 13.

NOTE 7 – CONSTRUCTION IN PROGRESS

Construction in progress as of June 30, 2009 and December 31, 2008 was $25,871,656 and $25,385,835, respectively. During 2008, the Company acquired land use rights located close to its operating subsidiaries and started construction projects for the expansion of manufacturing facilities. These construction projects were in progress as of June 30, 2009.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
At cost:
Buildings	$91,319,664	$91,261,579
Machinery and equipment	20,839,094	20,665,315
Motor vehicles	1,568,875	1,568,059
Office equipment	1,619,985	1,543,300
Other equipment	482,682	482,097
Leasehold improvement	29,190	29,150
	115,859,490	115,549,500
Less : Accumulated depreciation
Buildings	(5,892,719)	(4,732,906)
Machinery and equipment	(11,658,463)	(10,782,285)
Motor vehicles	(1,107,398)	(998,535)
Office equipment	(900,090)	(771,630)
Other equipment	(127,238)	(91,078)
Leasehold improvement	(21,893)	(18,623)
	(19,707,801)	(17,395,057)
Property, plant and equipment, net	$96,151,689	$98,154,443

Depreciation expense for the three months ended June 30, 2009 and 2008 was $1,141,903 and $808,138, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $2,299,681 and $1,590,158, respectively.

As of June 30, 2009, the net book value of property, plant and equipment pledged as collateral for bank loans was $4,285,607. See Note 13.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
At cost:
Product licenses	$15,507,205	15,485,939
Trademarks	10,573,160	10,558,660
Patents	4,802,768	4,796,179
Proprietary technology	282,051	281,664
Software	73,740	73,640
	31,238,924	31,196,082
Less: Accumulated amortization	(10,091,996)	(7,505,642)
Other intangible assets, net	$21,146,928	23,690,440

Amortization expense for the three months ended June 30, 2009 and 2008 was $1,282,010 and $1,273,624 respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $2,575,007 and $2,507,195 respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

NOTE 10 –ACQUISITIONS

On October 18, 2008, the Company acquired from the Nuo Hua Investment Company Limited (“Nuo Hua”) shareholders all of the issued and outstanding shares of capital stock of Nuo Hua. Nuo Hua owns 55% equity of a pharmaceutical distribution company in Jilin province, and 30% equity of a wholesale and a distribution company in Shandong province, (“Nuo Hua Affiliate”). Nuo Hua, through its subsidiary and affiliated company, distributes pharmaceutical products through sales network covering major urban and rural areas in China.

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

The results of operations for Nuo Hua and GHK are included in the consolidated results of operations for the six months ended June 30, 2009.

The following unaudited pro forma combined condensed statements of income for the six months ended June 30, 2008 have been prepared as if the acquisitions of Nuo Hua and GHK occurred on January 1, 2008. The statements are based on accounting for the business acquisitions under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Six Months Ended June 30,
2008 Pro Forma Combined
Revenues	$142,966,318
Income from Operations	30,655,809
Net Income attribute to controlling interest	23,462,078
Net Income Per Share
Basic	$0.30
Diluted	$0.30
Weighted Average number of shares outstanding
Basic	78,207,405
Diluted	78,208,181

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

The following table summarizes the long-term investments and advances as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)
Cost of investments:
CAXG	$18,000,000	$18,000,000
Nuo Hua Affiliate	32,999,023	32,999,023
Jinji Printing printing	86,067	86,067
Share of equity income (loss):
CAXG	(2,413,141)	(1,580,344)
Nuo Hua Affiliate	1,916,070	773,415
Jinji Printing	43,940	42,303
Advances:
CAXG	4,702,130	4,520,209
Jinji Printing	118,178	122,391

Long-term investment and advances	$55,452,267	$54,963,064

For the three and six months ended June 30, 2009 the Company’s equity in earnings from unconsolidated entities are as follows:

	Three Months Ended June 30, 2009 (Unaudited)	Six Months Ended June 30, 2009 (Unaudited)
Equity in income from Nuo Hua Affiliate	$601,970	$1,095,873
Equity in loss from CAXG	(775,272)	(832,797)
Equity in income from Jinji Printing	44	1,460
Total equity in earnings (loss) from unconsolidated entities	$(173,258)	$264,536

Included in the advance to CAXG is a RMB30 million, or approximately $4.3 million, convertible promissory note principal the accrued interest. The note bears interest at a rate of 8% payable quarterly in arrears with an initial term of one year and was subsequently extended for an additional three months. The note will be due on August 26, 2009. CAXG may elect to make the quarterly loan payments in cash or to convert the payments into shares of its common stock. The Company also has the option to receive payment in shares of CAXG’s common stock if CAXG is either unable to repay the loan in cash or consents to the conversion of its payment obligations into shares of its common stock.

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

NOTE 13 – DEBT

Short-term bank loans are obtained from local banks with interest rate from 5.31% to 7.47% per annum. All the short-term bank loans are repayable within one year and are secured by plant and equipment and land use rights owned by the Company. See Notes 6 and 8.

Long-term loan includes a mortgage loan that bears 4.25% interest per annum and is repayable over 15 years.

Current notes payable was $3,011,486 as of June 30, 2009 with interest rate at 5.29% per annum and is repayable on demand.

Interest expense for all outstanding debt was $346,022 and $200,503 for the three months ended June 30, 2009 and 2008, respectively. Interest expense for all outstanding debt was $693,078 and $393,741 for the six months ended June 30, 2009 and 2008, respectively

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

NOTE 14 – CONVERTIBLE NOTES AND PREPAID FORWARD CONTRACT

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

As of June 30, 2009, the conversion price was set at $8.08 per share.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
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

The Company accounted for the forward shares purchase transaction pursuant to guidance in EITF 00-19. Accordingly, the $30 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital in the Balance Sheet and will not recognize subsequent changes in fair value.

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

Common Stock

A. Issuance of Common Stock

During the six months ended June 30, 2009, the Company issued 42,471 restricted common stocks as stock compensation in connection with the services rendered by the Company’s independent directors in 2008. The Company also issued 9,704 shares of common stock to a consultant as partial payment of consulting fee.

B. Stock Options

The Company recorded total stock option compensation expenses of $320,405 and $555,036 for the three and six months ended June 30, 2009. Of the total value of the option grants, $4,226,072 has not yet been recognized and will be amortized over the requisite service periods.

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009	2,421,257	$8.58
Granted	1,027,100	4.01
Exercised	-	—
Cancelled	-	—

Outstanding as of June 30, 2009	3,448,357	$7.22

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

The following table summarizes information about stock options outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54 - $10.74	969,500	$10.04	3	325,900	$10.32
$4.95 - $8.35	1,451,757	$7.62	4	227,451	$8.35
$0.87	1,027,100	$4.01	5	-
	3,448,357			553,351

Options granted have no intrinsic value at grant date and at the date of these financial statements as the exercise price of all vested or unvested options was higher than the market price. The weighted average fair value per share of the 3,448,357 options issued under the Company’s 2006 Equity Incentive Plan is $1.72 per share. As of June 30, 2009, the Company has 553,351 outstanding vested stock options, with an exercise price above the average market price, which are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the three and six months ended June 30, 2009, the Company recorded general and administrative expenses of $69,831 for the stock compensation in connection with the services rendered by the Company’s executives and $48,168 for the senior management.

For the three and six months ended June 30, 2009, the Company recorded general and administrative expenses of $97,000 and $194,000, respectively, for the stock compensation in connection with the services rendered by the Company’s independent directors and $40,200 and $120,200, respectively, for a consultant.

A total of 62,405 shares of common stock are issuable as of June 30, 2009.

NOTE 17 – COMMITMENTS

As of June 30, 2009, the Company had entered into unconditional capital commitments for the purchases of construction in progress manufacturing facilities in the People’s Republic of China for $5,903,930 within one year and $13,585,715 after one year. In addition, the Company had advertisement contract commitments for $4,959,483.

As of June 30, 2009, the Company has $1,429,053 material unconditional purchase commitments for raw materials within one year and $0 after one year.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

NOTE 18 – TAXES

(a)  Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the quarter ended June 30, 2009 due to the net operating loss carry forward in the United States.

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

The Company’s tax expense differs from the “expected” tax expense as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2009	2008	2009	2008
Computed "expected" expense	$5,357,620	$5,265,036	$7,850,070	$8,636,155
Favorable tax rate effect	(2,143,027)	(1,389,576)	(3,533,330)	(2,258,254)
Permanent difference	154,514	16,154	1,155,666	(16,339)
Income tax expense	$3,369,107	$3,891,614	$5,472,406	$6,361,562

The provisions for income taxes are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30 , (Unaudited)
	2009	2008	2009	2008
Current	$3,478,167	$3,866,137	$5,660,450	$6,415,276
Deferred	(109,060)	25,477	(188,044)	(53,714)
Total	$3,369,107	$3,891,614	$5,472,406	$6,361,562

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Deferred tax assets
Current
Bad debts	$102,720	$9,651
Other costs	318,940	337,565
Total current deferred tax assets	421,660	347,216
Non-current
Bad debts	216,391	216,094
Amortization	176,529	164,313
Other costs	859,815	858,636
Stock provision	32,128	32,083
Depreciation	42,764	42,706
Total non-current deferred tax assets	1,327,627	1,313,832
Total deferred tax assets	$1,749,287	$1,661,048
Deferred tax liabilities
Current
Over accrual of welfare	$(114,997)	$(114,840)
Boke acquisition	(943,828)	(667,096)
CCXA acquisition	5,943	45,704
Other	(68,856)	(109,794)
Total current deferred tax liabilities	(1,121,738)	(846,026)
Non-current
Over accrual of welfare	(18,308)	(18,283)
Amortization	(325,743)	(291,034)
Depreciation	(180,526)	(130,803)
Government grant	(948,492)	(1,019,319)
GLP acquisition	(3,836,552)	(3,831,290)
CCXA acquisition	(4,396,103)	(4,429,843)
Boke acquisition	(2,714,259)	(2,985,975)
Others	(238,806)	(166,351)
Other comprehensive income	(3,304,977)	(3,210,870)
Total non-current deferred tax liabilities	(15,963,766)	(16,083,768)
Total deferred tax liabilities	(17,085,504)	(16,929,794)
Net deferred tax liabilities	$(15,336,217)	$(15,268,746)

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

The VAT payable balance of $4,023,109 and $6,262,715 at June 30, 2009 and December 31, 2008 respectively are included in Other Payables and Accrued Expenses in the accompanying condensed consolidated balance sheets.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009
(UNAUDITED)

(c) Tax Holiday

Income before income tax expense was $26.45 million and $29.64 million for the six months ended June 30, 2009 and 2008 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the six months ended June 30, 2009 was $5.47 million. The combined unaudited pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Six Months Ended June 30, (Unaudited)
	2009	2008
Tax holiday effect	$3,533,330	$2,258,254
Basic net income per share excluding tax holiday effect	$0.24	$0.27

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission (SEC)..

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

At June 30, 2009, the Company provided a $505,433 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at June 30, 2009 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2009, the Company provided an allowance against its inventories amounting to $221,297. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories.  In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$71,222,037	$59,010,005	100%	100%
COST OF GOODS SOLD	29,594,923	18,928,447	41. 6	32.1
GROSS PROFIT	41,627,114	40,081,558	58.4	67.9
Selling and marketing	9,396,129	7,687,892	13.2	13.0
Advertising	7,779,936	7,452,231	10.9	12.6
General and administrative	4,315,714	5,253,274	6.1	8.9
Depreciation and amortization	1,850,274	1,010,461	2.6	1.7
Total operating expenses	23,342,053	21,403,858	32.8	36.2
INCOME FROM OPERATIONS	18,285,061	18,677,700	25.6	31.7
Equity in earnings from unconsolidated entities	(173,258)	(640,008)	(0.2)	(1.1)
Interest income (expense), net	(1,620,069)	(30,616)	(2.3)	(0.1)
Other expense, net	(16,329)	(255,770)	(0.0)	(0.4)
INCOME BEFORE INCOME TAXES	16,475,405	17,751,306	23.1	30.1
Income taxes	3,369,107	3,891,614	4.7	6.6
NET INCOME	13,106,298	13,859,692	18.4	23.5
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	123,068	-	0.2	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$13,229,366	$13,859,692	18.6%	23.5%

Revenues

Revenues for the second quarter of 2009 were $71,222,037, an increase of $12,212,032 over revenues for the second quarter of 2008. We classify our revenues in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Revenues by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Revenue from pharmaceutical products	$58,438,805	$49,792,442	$8,646,363	17.4 .%
Revenue from nutraceutical products	9,523,090	9,217,563	305,527	3.3%
Total manufacturing revenue	67,961,895	59,010,005	8,951,890	15.2%
Distribution revenue	3,260,142	-	3,260,142	100%
Total revenue	$71,222,037	$59,010,005	$12,212,032	20.7%

Sales of our pharmaceutical products increased by $8,646,363, or 17.4%, as compared to the same period of 2008 primarily due to the following factors:

•
The sales of our prescription pharmaceutical products increased from $20,425,161 during the second quarter of 2008 to $25,163,884 in the same period of 2009, or a 23.2% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule and CCXA prescription pharmaceutical products despite the decrease in sales of our SHL products. The overall increase in sales was supported by our continuous marketing efforts, increase in products offering, effective pricing strategy, as well as expanding coverage to the previously unaddressed rural market; and

•
The sales of our OTC pharmaceutical products increased from $29,367,281 to $33,274,921. This was attributable to the increase in sales of our Boke and GLP products as a result of improved recognition of our product supported by our marketing campaigns.

Sales from our nutraceutical products increased from $9,217,563 during the second quarter of 2008 to $9,523,090 in the same period of 2009, representing a growth of 3.3% Sales of our nutraceutical beverage series increased by 87.2% from $436,034 during the second quarter of 2008 to $816,366 during the second quarter of 2009. This increase was mainly attributed to new beverage producs launched in the beginning of 2009.

The Company has recorded $3,260,142 distribution revenue from Nuo Hua's majority owned subsidiary, during the three months ended June 30, 2009. Since the Company’s investment in Nuo Hua did not occur until October, 2008, the Company had no distribution revenue for the quarter ended June 30, 2008.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $29,594,923 for the three months ended June 30, 2009, compared to $18,928,447 for the three months ended June 30, 2008.

	Three Months Ended June 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Pharmaceutical products	$22,576,349	$15,307,572	$7,268,777	47.5%
Nutraceutical products	3,871,851	3,620,875	250,976	6.9%
Total manufacturing cost	26,448,200	18,928,447	7,519,753	39.7%
Distribution cost	3,146,723	-	3,146,723	100%
Total cost	$29,594,923	$18,928,447	$10,666,476	56.4%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 47.5% and 6.9% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, respectively. These increases are attributed to our increase in sales. The Company had no distribution revenue and thus there was no corresponding cost of goods sold with respect to distribution services for the three months ended June 30, 2008.

Gross profit increased by $1,545,556, or 3.9%, for the three months ended June 30, 2009 over the three months ended June 30, 2008. This increase reflected higher net sales.

Gross profit as a percentage of net revenues decreased from 67.9% in the comparable period of the prior year to 58.4% in the second quarter of 2009 due to sales of more lower margin products by CCXA in the second quarter of 2009 compared to the same period of 2008. Further, the purchase prices of certain raw materials increased the cost of goods sold and lower margin distribution business from Nuo Hua also contributed to lower gross profit..

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $7,687,892 in the three months ended June 30, 2008 to $9,396,129 in the same period of 2009, representing an increase of 22.2%. The details of our selling and marketing expenses are as follows:

	Three Months Ended June 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Promotional materials and fees	$5,526,908	$4,084,853	$1,442,055	35.3%
Payroll	1,338,517	1,395,716	(57,199)	(4.1)%
Shipping	1,039,217	618,512	420,705	68.0%
Traveling	647,184	501,722	145,462	29.0%
Sales conference	581,019	610,511	(29,492)	(4.8)%
Offices supplies	195,641	270,765	(75,124)	(27.7)%
Other expenses	67,643	205,813	(138,170)	(67.1)%
TOTAL	$9,396,129	$7,687,892	$1,708,237	22.2%

The increase in selling and marketing expenses in the quarter ended June 30, 2009 compared to the same quarter during 2008 was primarily due to the following factors:

•
Promotional materials and fees increased 35.3% from $4,084,853 to $5,526,908 during the second quarter of 2009 as compared to the same quarter of 2008. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•	Shipping increased 68% from $618,512 to $1,039,217 during the second quarter of 2009 as compared to the same quarter of 2008. This was primarily due to the increase of net sales.

Advertising

Advertising expenses increased by $327,705, from $7,452,231 in the second quarter of 2008 to $7,779,936 in the same quarter of 2009.  The increase in advertising expense resulted from an increase in promotional efforts and media advertisement to promote the Company’s Jinji series, Boke Nose Spray and Protein Peptide series of products.

Advertising expenses as a percentage of revenue decreased slightly from 12.6% in the second quarter of 2008 to 10.9% in the same quarter of 2009.

General and Administrative

General and administrative expenses decreased from $5,253,274 in the second quarter of 2008 to $4,315,714 in the same quarter of 2009, or a 17.8% decrease.  The details of general and administrative expenses were as follows:

	Three Months Ended June 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Payroll	$938,173	$1,122,654	$(184,481)	(16.4)%
Directors’ remuneration	661,141	756,313	(95,172)	(12.6)%
Professional fees - accounting	421,669	432,875	(11,206)	(2.6)%
Research and development	354,651	272,977	81,674	29.9%
Staff welfare and insurance	311,198	496,508	(185,310)	(37.3)%
Provision for bad debts	372,294	(140,344)	512,638	365.3%
Trip and traveling	268,556	269,306	(750)	(0.3)%
Office supplies	172,863	183,792	(10,929)	(5.9)%
Vehicles and utilities	120,128	118,593	1,535	1.3%
Stock compensation - management and consult	144,463	48,000	96,463	201.0%
Professional fees – legal and consulting	104,065	796,558	(692,493)	(86.9)%
Investors relation and listing expenses	64,234	86,414	(22,180)	(25.7)%
Office rental	16,497	51,842	(35,345)	(68.2)%
Other expenses	365,782	757,786	(392,004)	(51.7)%
TOTAL	$4,315,714	$5,253,274	$(937,560)	(17.8)%

The decrease in general and administrative expenses in the three months ended June 30, 2009 compared to the same period during 2008 was primarily due to the following factors:

•
Legal and consulting related professional fees decreased by $692,493, or 86.9% as compared to the same quarter during 2008. We incurred increased fees during the second quarter of 2008, due to fund raising activities undertaken during that time. We did not have any fund raising activities during the second quarter of 2009 ; and

•
Payroll expenses decreased by $184,481, or 16.4% and Staff welfare and insurance expenses decreased by $185,310, or 37.3% as compared to the same quarter during 2008. These reflect the Company’s increased efforts in optimization of human resource management and cost control; and

•	Research and development increased by $81,674, or 29.9%, as compared to the same period of 2008, due to our increased R&D effort on new products and existing products enhancement;

Depreciation and Amortization

Depreciation and amortization expenses increased by $839,813 or 83.1%, in the quarter ended June 30, 2009 compared to the same quarter during 2008. This increase was primarily due to the depreciation and amortization charges of the facilities and lands acquired during 2008.

Depreciation and amortization expense for the R&D facilities was $199,360 for the three months ended June 30, 2009.

Interest Income (Expense), Net

Net interest expense was $1,620,069 for the three months ended June 30, 2009, compared to net interest expense of $30,616 for the three months ended June 30, 2008. The increase was mainly related to the convertible notes issued in July 2008.

Other expense, Net

Other expense was $16,329 for the three months ended June 30, 2009 compared to $255,770 for the three months ended June 30, 2008. Other expense in the second quarter of 2008 was primarily due to our donation of $168,641 related to the Sichuan earthquake relief during the second quarter of 2008. There were no such donations during the second quarter of 2009.

Income Taxes

Income tax expense for the quarter ended June 30, 2009 was $3,369,107, compared to $3,891,614 for the quarter ended June 30, 2008. The Company’s effective tax rate for this quarter was 20.4%.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$117,299,227	$97,778,603	100%	100%
COST OF GOODS SOLD	47,255,261	31,406,083	40.3	32.1
GROSS PROFIT	70,043,966	66,372,520	59.7	67. 9
Selling and marketing	14,607,631	12,717,600	12.5	13.0
Advertising	13,347,293	11,846,572	11.3	12.1
General and administrative	8,881,357	9,165,957	7.6	9.4
Depreciation and amortization	3,709,189	1,987,671	3.1	2.0
Total operating expenses	40,545,470	35,717,800	34.5	36.5
INCOME FROM OPERATIONS	29,498,496	30,654,720	25.2	31.4
Equity in earnings from unconsolidated entities	264,536	(641,067)	0.2	(0.7)
Interest income (expense), net	(3,199,338)	(13,769)	(2.7)	(0.0)
Other expense, net	(114,938)	(356,502)	(0.1)	(0.4)
INCOME BEFORE INCOME TAXES	26,448,756	29,643,382	22.6	30.3
Income taxes	5,472,406	6,361,562	4.7	6.5
NET INCOME	20,976,350	23,281,820	17.9	23.8
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	119,517	-	0.1	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$21,095,867	$23,281,820	18.0%	23.8%

Revenues

Revenues for the six months ended June 30, 2009 were $117,299,227, an increase of $19,520,624 over revenues for the same period of 2008. We classify our revenues in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Revenues by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Revenue from pharmaceutical products	$93,118,274	$81,651,824	$11,466,450	14.0%
Revenue from nutraceutical products	18,435,483	16,126,779	2,308,704	14.3%
Total manufacturing revenue	111,553,757	97,778,603	13,775,154	14.1%
Distribution revenue	5,745,470	-	5,745,470	100%
Total revenue	$117,299,227	$97,778,603	$19,520,624	20%

Sales of our pharmaceutical products increased by $11,466,450, or 14%, as compared to the same period of 2008 primarily due to the following factors:

•
The sales of our prescription pharmaceutical products increased from $34,577,339 during the first six months of 2008 to $41,367,074 in the same period of 2009, or a 19.6% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule and CCXA prescription pharmaceutical products despite the decrease in sales of our SHL products. The overall increase in sales was supported by our continuous marketing efforts, increase in products offering, effective pricing strategy, as well as expanding coverage to the previously unaddressed rural market; and

•
The sales of our OTC pharmaceutical products increased from $47,074,485 to $51,751,200, or a 9.9% increase. This was attributable to the increase in sales of our Boke products as a result of improved recognition of our product supported by our marketing campaigns.

Sales from our nutraceutical products increased from $16,126,779 during the six months ended June 30 of 2008 to $18,435,483 in the same period of 2009, representing a growth of 14.3% and it is primarily due to the following factors:

•
Sales of our Protein Peptide series of products increased by 9%, from $15,165,287 during the six months ended June 30 of 2008 to $16,526,267 in the same period of 2009. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network; and

•
Sales of our nutraceutical beverage series increased by 126.1% from $834,804 during the six months ended June 30 of 2008 to $1,887,510 during the first quarter of 2009. This increase was mainly attributed to new beverage products launched during the six months ended June 30 of 2009.

The Company has recorded $5,745,470 distribution revenue from Nuo Hua's majority owned subsidiary, during the six months ended June 30, 2009. Since the Company’s investment in Nuo Hua did not occur until October, 2008, the Company had no distribution revenue for the first six months ended June 30, 2008.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $47,255,261 for the six months ended June 30, 2009, compared to $31,406,083 for the six months ended June 30, 2008.

	Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Pharmaceutical products	$34,294,274	$25,097,208	$9,197,066	36.6%
Nutraceutical products	7,424,764	6,308,875	1,115,889	17.7%
Total manufacturing cost	41,719,038	31,406,083	10,312,955	32.8%
Distribution cost	5,536,223	-	5,536,223	100%
Total cost	$47,255,261	$31,406,083	$15,849,178	50.5%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 36.6% and 17.7%, respectively, in the six months ended June 30, 2009 compared to the same period of 2008. These increases are attributed to our increase in sales. The Company had no distribution revenue and thus there was no corresponding cost of goods sold with respect to distribution services for the six months ended June 30, 2008.

Gross profit increased by $3,671,446, or 5.5%, for the six months ended June 30, 2009 over the same period of 2008. This increase reflected higher net sales.

Gross profit as a percentage of net revenues decreased from 67.9% in the comparable period of the prior year to 59.7% in the six months ended June 30, 2009 due to sales of much lower margin products by CCXA in the six moths ended quarter June 30, 2009 compared to the same period of 2008. Further, the purchase prices of certain raw materials increased the cost of goods sold and lower margin distribution business from Nuo Hua also contributed to lower gross profit..

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $12,717,600 in the six months ended June 30, 2008 to $14,607,631 in the same period of 2009, representing an increase of 14.9%. The details of our selling and marketing expenses are as follows:

	Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Promotional materials and fees	$7,412,340	$5,483,559	$1,928,781	35.2%
Payroll	2,724,892	2,808,937	(84,045)	(3.0)%
Shipping	1,854,302	1,464,589	389,713	26.6%
Traveling	1,266,864	1,337,513	(70,649)	(5.3)%
Sales conference	840,942	787,214	53,728	6.8%
Offices supplies	310,324	470,484	(160,160)	(34.0)%
Other expenses	197,967	365,304	(167,337)	(45.8)%
TOTAL	$14,607,631	$12,717,600	$1,890,031	14.9%

The increase in selling and marketing expenses in the six months ended June 30, 2009 compared to the same period of 2008 was primarily due to the following factors:

•
Promotional materials and fees increased 35.2% from $5,483,559 to $7,412,340 during the six months ended June 30, 2009 as compared to the same period of 2008. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•	Shipping increased 26.6% from $1,464,589 to $1,854,302 during the first two quarters of 2009 as compared to the same quarters of 2008. This was primarily due to the increase of net sales..

Advertising

Advertising expenses increased by $1,500,721 from $11,846,572 in the first two quarters of 2008 to $13,347,293 in the same quarters of 2009.  The increase in advertising expense resulted from an increase in promotional efforts and media advertisement to promote the Company’s Jinji series, Boke Nose Spray and Protein Peptide series of products.

Advertising expenses as a percentage of revenue decreased slightly from 12.1% in the six months ended June 30, 2008 to 11.3% in the same period of 2009.

General and Administrative

General and administrative expenses decreased from $9,165,957 in the six months ended June 30 of 2008 to $8,881,357 in the same period of 2009, or a 3.1% decrease.  The details of general and administrative expenses were as follows:

	Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
Payroll	$1,597,265	$1,865,961	$(268,696)	(14.4)%
Directors’ remuneration	1,228,002	1,159,684	68,318	5.9%
Professional fees – accounting	1,428,197	1,190,877	237,320	19.9%
Research and development	631,996	488,413	143,583	29.4%
Staff welfare and insurance	618,679	820,920	(202,241)	(24.6)%
Trip and traveling	496,382	530,767	(34,385)	(6.5)%
Office supplies	328,400	362,364	(33,964)	(9.4)%
Vehicles and utilities	267,625	281,504	(13,879)	(4.9)%
Provision for bad debts	276,371	(143,109)	419,480	(293.1)%
Stock compensation - Management and consult	248,463	104,500	143,963	137.8%
Professional fees – legal and consulting	236,913	847,855	(610,942)	(72.1)%
Investors relation and listing expenses	145,234	146,065	(831)	(0.6)%
Office rental	49,882	112,402	(62,520)	(55.6)%
Other expenses	1,327,948	1,397,754	(69,806)	(5.0)%
TOTAL	$8,881,357	$9,165,957	$(284,600)	(3.1)%

The increase in general and administrative expenses in the six months ended June 30, 2009 compared to the same period during 2008 was primarily due to the following factors:

•
Accounting related professional fees increased by $237,320, or 20% as compared to the same period of 2008, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited; and

•
Legal and consulting related professional fees decreased by $610,942, or 72.1% as compared to the same period during 2008. We incurred increased fees during the second quarter of 2008, due to fund raising activities undertaken during that time. We did not have any fund raising activities during the second quarter of 2009 ; and

•
Payroll expenses decreased by $268,696, or 14.4% and Staff welfare and insurance expenses decreased by $202,241, or 24.6% as compared to the same quarter during 2008. These reflect the Company’s increased efforts in optimization of human resource management and cost control; and

•	Research and development increased by $143,583, or 29.4%, as compared to the same period of 2008, due to our increased R&D effort on new products and existing products enhancement;

Depreciation and Amortization

Depreciation and amortization expenses increased by $1,721,518, or 86.6%, in the six months ended June 30, 2009 compared to the same period of 2008. This increase was primarily due to the depreciation and amortization charges of the facilities and lands acquired during 2008.

Depreciation and amortization expense for the R&D facilities was $398,720 for the six months ended June 30, 2009.

Interest Income (Expense), Net

Net interest expense was $3,199,338 for the six months ended June 30, 2009, compared to net interest expense of $13,769 for the six months ended June 30, 2008. The increase was mainly related to the convertible notes issued in July 2008.

Other expense, Net

Other expense was $114,938 for the six months ended June 30, 2009 compared to $356,502 for the six months ended June 30, 2008. Other expense in the second quarter of 2008 was primarily due to our donation of $168,641 related to the Sichuan earthquake relief during the second quarter of 2008. There were no such donations during the second quarter of 2009.

Income Taxes

Income tax expense for the six months ended June 30, 2009 was $5,472,406, compared to $6,361,562 for the six months ended June 30, 2008. The Company’s effective tax rate during the six months ended June 30, 2009 was 20.7%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at June 30, 2009 was $100,730,402, representing an increase of $30,093,892 or 42.6%, compared with our cash balance of $70,636,510 at December 31, 2008. The increase was mainly attributable to the net cash provided by operating activities of $26,540,242.

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

Cash Flow

Cash flows from operations during the six months ended June 30, 2009 amounted to $26,540,242, representing a decrease of approximately 6.5% compared with cash flows from operations of $28,374,749 in the same period of 2008. The decreased cash flow was primarily due to the decrease in our net income by 9.9%, to $20,976,350 during the six months ended June 30, 2009, compared with net income of $23,281,820 in the same period last year. The decrease was also due to the increase in our inventories of $3,841,052 to support our increased purchase and production activities, the decrease in other payables and accrued expenses by $5,514,977. The decreased cash flow was offset by a decrease in our accounts receivable of $5,307,187.

Our cash flows provided by investing activities amounted to $4,420,524 during the six months ended June 30, 2009.  During that period, we received $6,396,996 for refundable deposit for due diligence. We also paid 535,881 for the purchases of construction in progress during that period.

Our cash flows used in financing activities amounted to $984,430 during the six months ended June 30, 2009. During that period, we repaid $5,276,275 bank loans and received $4,817,870 from the short-term bank loans.

Working Capital

Our working capital increased by $26,267,293 to $112,682,903 at June 30, 2009 as compared to $86,415,610 at December 31, 2008, primarily due to our increase in cash of $30,093,892, inventories of $3,787,711, a decrease of $5,514,979 in other payables and accrued expenses. The increase was partly offset by a decrease in accounts receivable of $5,585,286, refundable deposit of $6,396,996. The increase in inventory was mainly due to our maintaining higher inventory levels to prepare for increased operating activities.

We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

As of June 30, 2009, the Company had entered into unconditional capital commitments for the purchases of construction in progress manufacturing facilities in the People’s Republic of China for $5,903,930 within one year and $13,585,715 after one year. In addition, the Company had advertisement contract commitments for $4,959,483.

As of June 30, 2009, the Company has $1,429,053 material unconditional purchase commitments for raw materials within one year and $0 after one year.

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2009, the Company issued 9,704 shares of restricted common stock as stock compensation in connection with the services rendered by a consultant.

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company’s revenues and a majority of its expenses in the three months ended June 30, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.8448 to1.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $424,782 during the six months ended June 30, 2009.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations.  We do not engage in currency hedging.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, or any of our subsidiaries, or against our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A – RISK FACTORS

In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed new risks and material changes from risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes or new risks during the quarter ended June 30, 2009 to be disclosed. We hereby incorporate by reference the risk factors set forth in Item 1A of the Annual Report of Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, the Company issued 9,704 shares of restricted common stock as stock compensation in connection with the services rendered by a consultant. The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 7, 2009

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: August 7, 2009

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