Form 10-K/A
period 2008-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2009-11-16
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

PART I.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2008 filed by American Oriental Bioengineering, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on March 9, 2009 (the “Original Report”).

During the review of its third quarter September 30, 2009 operating results, the Company identified isolated historical accounting errors in: (i) the calculation of stock based compensation, (ii) the recognition of deferred tax liabilities of certain acquired assets and (iii) the provision of deferred tax liabilities on undistributed earnings. The accounting errors have resulted in the misstatement of certain balance sheet and income statement items and the cumulative net earnings since the first quarter of 2007. The Company has no evidence that the errors resulted from any fraud or intentional misconduct. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The impact of each individual error identified or in aggregate was not material, considering the effects of prior year misstatements when quantifying misstatements in current year financial statements, the Company chose to restate its previously reported financial statements.

The Form 10-K/A includes amended and restated consolidated financial statements and related financial information for the years ended December 31, 2008, 2007 and 2006.  It also includes amended and restated financial results for each of the three interim quarterly periods in the years ended December 31, 2008 and 2007. The nature of the restatement is disclosed in Note 4 to the consolidated financial statements and the amended and restated financial results for each of the three interim quarterly periods is disclosed in Note 22 to the consolidated financial statements. The effects of this restatement are reflected in the Management’s Discussion and Analysis included in this Form 10-K/A.

Items 5, 6, 7, 8, 11 and 15 of the Original Report have been amended and restated in this Amendment to reflect the restatement. This Amendment includes information contained in the Original Report and, except as identified above, we have not modified or updated any other disclosures presented in the Original Report. The disclosures in this Amendment continue to reflect as of the date of the Original Report and have not been updated to reflect subsequent events identified after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings issued subsequent to the Original Report.

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

Our revenues increased from $160.5 million in 2007 to $264.6 million in 2008, representing an increase of 64.90% year over year. The following table represents the manufacturing revenues realized from the sale of our Pharmaceutical and Nutraceutical products, as well as our distribution revenue from our newly acquired distribution business for the periods indicated:

	For the Year Ended December 31,		Percent
	2008	2007	Change
Manufacturing revenue	$259,171,087	$160,482,383	61.50%
Pharmaceutical products	224,904,348	127,823,297	75.95%
Nutraceutical products	34,266,739	32,659,086	4.92%
Distribution revenue	5,471,971	—	—
Total sales	$264,643,058	$160,482,383	64.90%

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

Year	Period	High	Low
2007	First Quarter Second Quarter Third Quarter Fourth Quarter	$ 13.90 $ 11.53 $ 11.59 $ 13.79	$ 8.52 $ 8.39 $ 7.11 $ 10.55

2008	First Quarter Second Quarter Third Quarter Fourth Quarter	$ 10.79 $ 12.13 $ 9.92 $ 6.79	$ 7.46 $ 8.20 $ 6.36 $ 4.49

2009	First Quarter (January 1 – February 28)	$ 7.39	$ 3.69

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,697,763	$8.68	3,302,237
Equity compensation plans not approved by security holders(1)	-0-	-0-	-0-
Total	1,697,763	$8.68	3,302,237

(1)	Includes shares issuable pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:	(Restated)	(Restated)

REVENUES	$264,643,058	$160,482,383	$110,182,092	$54,732,557	$31,966,927
COST OF GOODS SOLD	91,031,274	49,364,486	38,318,223	20,524,201	11,775,366

GROSS PROFIT	173,611,784	111,117,897	71,863,869	34,208,356	20,191,561
Selling and marketing	39,774,330	20,669,303	8,876,829	3,216,545	2,387,805
Advertising	34,102,538	22,865,903	15,174,125	5,238,186	2,926,629
General and administrative	19,603,947	13,832,110	10,446,740	7,076,139	4,582,388
Depreciation and amortization	4,383,215	1,989,425	988,488	337,537	250,001
Purchased in-process research and development	12,255,248	—	—	—	—

INCOME FROM OPERATIONS	63,492,506	51,761,156	36,377,687	18,339,949	10,044,738
Equity in earnings (loss) from unconsolidated entities	(1,132,986)	23,711	(3,811)	—	—
Interest income (expense), net	(2,571,015)	617,524	574,172	(505,822)	(100,765)
Other income (expense), net	(65,843)	(525,065)	(329,987)	(6,876)	44,035
Minority interests	(27,575)	—	—	—	—

INCOME BEFORE INCOME TAXES	59,695,087	51,877,326	36,618,061	17,827,251	9,988,008
Income taxes	12,635,472	8,011,248	7,416,915	4,400,870	2,216,626

NET INCOME	$47,059,615	$43,866,078	$29,201,146	$13,426,381	$7,771,382

NET INCOME PER SHARE
BASIC	$0.62	$0.63	$0.47	$0.31	$0.23
DILUTED	$0.61	$0.61	$0.46	$0.31	$0.23
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	76,504,035	69,870,775	62,679,996	43,827,725	33,595,685
DILUTED	82,254,185	71,364,244	62,913,961	43,840,463	33,953,507

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(Restated)	(Restated)	(Restated)

Cash and cash equivalents	$70,636,510	$166,410,075	$87,784,419	$57,532,049	$11,404,149
Working capital	87,082,705	180,536,568	92,252,071	66,813,509	14,700,456
Total assets	528,675,732	358,351,088	188,468,241	99,422,239	42,836,624
Total debt (including current maturities of debt)	8,003,328	9,927,270	10,681,493	3,717,380	5,060,241
Shareholders’ equity	$348,944,446	$313,778,571	$156,095,725	$90,604,546	$33,037,820
	Year Ended December 31
	2008	2007	2006	2005	2004
Cash Flow Data:	(Restated)	(Restated)	(Restated)

Net cash provided by operating activities	$74,809,867	$45,364,532	$29,093,464	$11,402,350	$8,236,258
Net cash used in investing activities	(257,374,093)	(69,845,702)	(26,386,564)	(5,861,945)	(8,961,529)
Net cash provided by financing activities	$80,948,164	$96,833,706	$26,158,514	$39,663,836	$6,762,563

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of our consolidated financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007. Specifically, we have restated our consolidated balance sheets and the related consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows as of and for the years ended December 31, 2008 and 2007. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 4 “Restatement of Consolidated Financial Statements,” which is included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K/A. You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K/A. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “ — Forward-Looking Statements.”

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

FINANCIAL STATEMENT PRESENTATION

Restatement of Consolidated Financial Statements

During the review of its third quarter September 30, 2009 operating results, the Company identified isolated historical accounting errors in: (i) the calculation of stock based compensation, (ii) the recognition of deferred tax liabilities of certain acquired assets and (iii) the provision of deferred tax liabilities on undistributed earnings. The accounting errors have resulted in the misstatement of certain balance sheet and  income statement items and the cumulative net earnings since 2006. The Company has no evidence that the errors resulted from any fraud or intentional misconduct. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. Although the impact of each individual error identified or in aggregate was not material, considering the effects of prior year misstatements when quantifying misstatements in current year financial statements, the Company chose to restate its previously reported financial statements.

The restatement corrects three historical accounting errors identified:

(i)           The Company identified historical accounting errors in stock-based compensation expense for years ended December 31, 2008 and 2007. The errors were identified after the Company re-examined the calculation of expected volatility. The Company used monthly price observations to derive the standard deviation of expected monthly returns but failed to annualize the standard deviation as required by the Black Scholes Model. The Company have understated the expected volatility and thus understated the fair value of option being granted. The impact is the understatement of stock-based compensation expenses being amortized in subsequent periods. The errors also led to an inflated number of options being granted when the grants were approved based on the total estimated fair value instead of the quantity of options.

The Company determined that the aggregate stock-based compensation expense error related to the periods discussed above totaled $1.3 million. To correct these errors, the Company has recorded additional non-cash stock-based compensation expense of $0.8 million in 2008, $0.5 million in 2007. The Company has also cancelled 723,493 options granted in 2008 based the revised options fair value. The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheets for the years ended 2008 and 2007 resulted in an increase in additional paid-in capital offset by a corresponding change in retained earning which resulted in no net effect on shareholders’ equity.

(ii)           The Company identified errors in the recognition of deferred tax liabilities of certain acquired assets and the corresponding goodwill for years ended December 31, 2007 and 2006. The errors were identified when the Company reviewed and re-evaluated applicable tax laws at the time of acquisitions.  The Company acquired 100% of Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”) and Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”) in 2006 and 2007, respectively. The acquisitions were accounted under business combination The purchase prices was allocated to assets and liabilities to the extend of their fair value and the excess was accounted for as goodwill. The Company also provided deferred tax for the  fair value adjustments.

GLP and Boke measured the deferred tax related to fair value adjustments at its preferential tax rate at the acquisition date of 15%.  The Company subsequently determined that according to “Cai Shui [2001] 202”issued in 2001, the preferential tax rate of 15% would expire in year 2010. The Company should have been using the then enacted statutory tax rate of 30%, instead of 15%, in measuring its deferred tax for anticipated reversal post 2010. Furthermore, when new Corporate Income Tax Law was enacted in March 2007, the companies’ deferred tax should have been re-measured at the new enacted statutory corporate tax rate of 25%.  This rate change was not recorded by the companies.

The Company determined that the aggregate errors related to the initial recording of the deferred tax at acquisition totaled approximately $4.0 million which was corrected with the off-setting entry  recorded to Goodwill in May 2006 and in October 2007. The Company also corrected the subsequent change in tax rate by reducing the deferred tax of approximately $1.0 million with the off-setting entry to income tax expenses in 2007. The related translation impact was recorded to Other Comprehensive Income accordingly.  The adjustment affected certain applicable financial statements as of and for the years ended December 31, 2008, 2007 and 2006.

(iii)           The Company identified errors in the recording of a deferred tax liability on its foreign subsidiaries’ post-2007 undistributed earnings. The errors were identified after the Company re-examined applicable tax laws and accounting standards. As the Company has asserted permanent reinvestment of its foreign subsidiaries’ undistributed earnings, no deferred tax liability should be recorded for any outside basis differences and related translation adjustments.

The Company determined that the aggregate error related to this issue totaled approximately $3.2 million. To correct this error, the Company wrote-off the deferred tax liability with the off-setting entry to Other Comprehensive Income in 2008. The error has no impact to revenue or cash and cash equivalents but impacted the consolidated balance sheet  and changes in shareholders' equity as of and for the year ended December 31, 2008.

The Company has restated certain applicable financial statements as of and for the years ended December 31, 2008, 2007 and 2006. The following discloses each line item on the Company’s consolidated financial statements as originally reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 9, 2009, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement and each line item on the Company’s consolidated financial statements as restated.

The effects of the restatement on selected income statement line items for the years ended December 31, 2008 and 2007 are as follows:

Increase/(Decrease) in income statement line items	2008	2007

General and administrative	$838,190	$466,954
Income before income tax	(838,190)	(466,954)
Income tax	(91,916)	(1,042,151)
Net income attributable to common shareholders	(746,274)	575,197
Net income per common share attributable to common shareholders — basic	-	0.01
Net income per common share attributable to common shareholders — diluted	$-	$0.01

The cumulative effects of the restatement on selected balance sheet line items as of December 31, 2008 and 2007 are as follows:

Increase/(Decrease) in balance sheet line items	2008	2007

Goodwill	$4,620,895	$4,620,895
Deferred tax assets	-	15,297
Deferred tax liability - current	(667,095)	(109,733)
Deferred tax liability - non current	1,551,743	4,050,444
Accumulated other comprehensive income	2,602,180	(346,670)
Retained earnings	(171,077)	575,197
Additional paid-in capital	1,305,144	466,954

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
	Restated	Restated
REVENUES	$264,643,058	$160,482,383	100%	100%
COST OF GOODS SOLD	91,031,274	49,364,486	34.40	30.76
GROSS PROFIT	173,611,784	111,117,897	65.60	69.24
Selling and marketing	39,774,330	20,669,303	15.03	12.88
Advertising	34,102,538	22,865,903	12.89	14.25
General and administrative	19,603,947	13,832,110	7.4	8.6
Depreciation and amortization	4,383,215	1,989,425	1.66	1.24
Purchased in-process research and development	12,255,248	—	4.63	—
Total operating expenses	110,119,278	59,356,741	41.61	36.97

INCOME FROM OPERATIONS	63,492,506	51,761,156	23.99	32.27
Equity in earnings (loss) from unconsolidated entities	(1,132,986)	23,711	(0.43)	0.01
Interest income (expense), net	(2,571,015)	617,524	(0.97)	0.38
Other income (expense), net	(65,843)	(525,065)	(0.02)	(0.33)
Minority interests	(27,575)	—	(0.01)	—

INCOME BEFORE INCOME TAXES	59,695,087	51,877,326	22.56	32.33
Income taxes	12,635,472	8,011,248	4.77	4.99

NET INCOME	$47,059,615	$43,866,078	17.79%	27.34%

NET INCOME PER SHARE
BASIC	$0.62	$0.63
DILUTED	$0.61	$0.61

Revenues

Revenues for the year ended December 31, 2008 were $264,643,058, an increase of $104,160,675 over revenues for the year ended December 31, 2007. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$224,904,348	$127,823,297	$97,081,051	75.95%
Revenue from nutraceutical products	34,266,739	32,659,086	1,607,653	4.92%
Total manufacturing revenue	259,171,087	160,482,383	98,688,704	61.5%
Distribution revenue	5,471,971	—	5,471,971	100%
Total sales revenue	$264,643,058	$160,482,383	$104,160,675	64.90%

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

Cost of goods sold for the years ended December 31, 2008 and 2007 by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Pharmaceutical products	$72,244,010	$37,089,204	$35,154,806	94.78%
Nutraceutical products	13,543,450	12,275,282	1,268,168	10.33%
Total manufacturing cost	85,787,460	49,364,486	36,422,974	73.78%
Distribution cost	5,243,814	—	5,243,814	100%
Total cost	$91,031,274	$49,364,486	$41,666,788	84.41%

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

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $20,669,303 in the year ended December 31, 2007 to $39,774,330 in the year ended December 31, 2008, representing a 92% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Promotional materials and fees	$24,062,209	$7,249,854	$16,812,355	232%
Payroll	5,714,423	3,866,200	1,848,223	48%
Shipping	3,501,453	2,796,100	705,353	25%
Trips and traveling	2,378,241	1,875,526	502,715	27%
Sales conferences	2,545,735	1,854,883	690,852	37%
Office supplies	756,544	553,844	202,700	37%
Other	815,725	2,472,896	(1,657,171)	(67)%
TOTAL	$39,774,330	$20,669,303	$19,105,027	92%

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

•
Our payroll expense increased by $1,848,223, or 48% in 2008 as compared to 2007. The increase in the payroll expenses was due to the increase in hiring of sales and marketing professionals in 2008 to support future growth of our businesses as well as the integration of CCXA and Boke. Boke was consolidated starting October 2007, and CCXA was consolidated starting September 2007. The new labor law which became effective starting January 1, 2008 also contributed to the increase;

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

General and administrative expenses increased from $13,832,110 in 2007 to $19,603,947 in 2008, or a 42% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
	Restated	Restated
Payroll	$3,666,734	$2,152,039	$1,514,695	70%
Professional fees	2,755,215	1,395,826	1,359,389	97%
Directors’ remuneration	903,333	865,344	37,989	4%
Research	1,528,991	870,219	658,772	76%
Stock compensation – directors	2,077,003	1,063,129	1,013,874	95%
Office supplies	726,629	492,884	233,745	47%
Stock compensation – consultants	200,500	394,100	(193,600)	-49%
Business entertainment	346,436	348,265	(1,829)	-1%
Office rental	231,056	321,735	(90,679)	-28%
Utilities & Vehicles	583,252	415,463	167,789	40%
Provision for bad debts	(94,258)	76,322	(170,580)	-224%
Miscellaneous	6,679,056	5,436,784	1,242,272	23%
TOTAL	$19,603,947	$13,832,110	$5,771,837	42%

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

•
Directors’ remuneration and stock compensation increased by $37,989 and $1,013,874, or 4% and 95%, respectively, as compared to 2007. This was a result of accrued performance bonus, continuous vesting of 2007 granted stock options and new stock options granted in 2008;

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

Interest Income (Expense), Net

Net interest expense was $2,571,015 for the year ended December 31, 2008, compared to net interest income of $617,524 for the year ended December 31, 2007. The increase was mainly caused by convertible notes interest expense from July 2008.

Other Income (Expense), Net

Other income (expenses), net, was a net expense of $65,843 for the year ended December 31, 2008, compared to a net expense of $525,065 for the year ended December 31, 2007.

Income Taxes

Income tax expense for the year ended December 31, 2008 was $12,635,472 as compared to $8,011,248  for the year ended December 31, 2007. The increase was due to the increase in pre-tax income of Three Happiness and HSPL. The Company’s effective tax rate for the year was 21.16%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness, Boke, HSPL, CCXA and GLP under applicable Chinese law. All these subsidiaries were granted high-tech enterprise status.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
	Restated
REVENUES	$160,482,383	$110,182,092	100%	100%
COST OF GOODS SOLD	49,364,486	38,318,223	30.76	34.78

GROSS PROFIT	111,117,897	71,863,869	69.24	65.22
Selling and marketing	20,669,303	8,876,829	12.88	8.06
Advertising	22,865,903	15,174,125	14.25	13.77
General and administrative	13,832,110	10,446,740	8.6	9.48
Depreciation and amortization	1,989,425	988,488	1.24	0.90
Total operating expenses	59,356,741	35,486,182	36.97	32.21

INCOME FROM OPERATIONS	51,761,156	36,377,687	32.27	33.02
Equity in earnings (loss) from unconsolidated entities	23,711	(3,811)	0.01	0
Interest income (expense), net	617,524	574,172	0.38	0.52
Other income (expense), net	(525,065)	(329,987)	(0.33)	(0.30)

INCOME BEFORE INCOME TAXES	51,877,326	36,618,061	32.33	33.23
Income taxes	8,011,248	7,416,915	4.99	6.73

NET INCOME	$43,866,078	$29,201,146	27.34%	26.50%

NET INCOME PER SHARE
BASIC	$0.63	$0.47
DILUTED	$0.61	$0.46

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

General and Administrative

General and administrative expenses increased from $10,446,740 in 2006 to $13,832,110 in 2007, or a 32% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
	Restated
Payroll	$2,152,039	$1,618,032	$534,007	33%
Professional fees	1,395,826	2,177,874	(782,048)	(36)%
Directors’ remuneration	865,344	526,167	339,177	64%
Research	870,219	742,705	127,514	17%
Stock compensation – directors	1,063,129	225,644	837,485	371%
Office supplies	492,884	691,370	(198,486)	(29)%
Stock compensation – consultants	394,100	596,885	(202,785)	(34)%
Business entertainment	348,265	361,940	(13,675)	(4)%
Office rental	321,735	317,828	3,907	1%
Utilities	208,314	226,361	(18,047)	(8)%
Vehicles	207,149	223,446	(16,297)	(7)%
Transportation	77,167	51,619	25,548	49%
Provision for bad debts	76,322	(234,772)	311,094	133%
Miscellaneous	5,359,617	2,921,641	2,437,976	83%
TOTAL	$13,832,110	$10,446,740	$3,385,370	32%

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

•
Directors’ remuneration and stock compensation increased by $339,177 and $837,485, or 64% and 371% respectively, as compared to 2006. This was a result of accrued performance bonus during 2007 and new stock options granted in April 2007;

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

Other Income (Expense), Net

Other income (expense), net, was a net expense of $525,065 for the year ended December 31, 2007, compared to a net expense of $329,987for the year ended December 31, 2006. This was resulted primarily from the exchange loss of $680,311 offset by government subsidies of $102,669 in GLP during 2007.

Income Taxes

Income tax expense for the year ended December 31, 2007 was $8,011,248  as compared to $7,416,915 for the year ended December 31, 2006. The increase was due to the increase in pre-tax income of Three Happiness and HSPL as well as the integration of CCXA and Boke. The Company’s effective tax rate for the year was 15.4%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness and Boke and 33% of pre-tax income for HSPL and CCXA under applicable Chinese law. GLP enjoys a tax exemption according to applicable Chinese tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at December 31, 2008 was $70,636,510, representing a decrease of $95,773,565, or 58%, compared with our cash balance of $166,410,075 at December 31, 2007. The decrease was mainly attributable to the investing activities in acquisitions and the purchases of construction in progress, property, plant and land for $248,117,301, offset by net proceeds from the issuance of our convertible notes and prepaid forward repurchase contract, which amounted to $80,359,934 and net cash provided by operating activities of $74,809,867.

Cash Flow

2008 Compared to 2007

Cash flows from operations during 2008 amounted to $74,809,867, representing an increase of approximately 65% compared with cash flows from operations of $45,364,532 in 2007. The increased cash flow was due primarily to the increase of our income from operations by 23%, to $63,492,506  in the year of 2008, compared with operation income of $51,761,156  in the year of 2007.

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

2007 Compared to 2006

Cash flows from operations during 2007 amounted to $45,364,532, representing an increase of approximately 56% compared with cash flows from operations of $29,011,947 in 2006. The increased cash flow was due primarily to the increase of our net income by 50%, to $43,866,078  in the year of 2007, compared with net income of $29,201,146 in the year of 2006. The increased cash flow was also due in part to an increase in other payables and accrued expenses by $2,856,936 during 2007, due primarily to our increased accrual on advertisement. These increases were partly offset by an increase in our accounts receivable of $4,142,308, other current assets of $2,755,757 and advances to suppliers and prepaid expenses of $2,205,730 during 2007, which resulted from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital.

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

Working Capital

Our working capital decreased by $93,453,863 to $87,082,705, at December 31, 2008, as compared to $180,536,568, at December 31, 2007, primarily due to our decrease in cash of  $95,773,565.

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

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses in 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.0842 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $15,767,870. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page to this report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

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

As a result of the errors in our 2007 and 2008 interim and annual period reports, which errors were identified subsequent to the evaluation of our internal controls over financial reporting as of December 31, 2008, we re-evaluated such controls in light of the errors.  Based upon such  re-evaluation, management concluded that there was no impact on its assessment as of December 31, 2008 that the internal controls over financial reporting is effective even considering the error and the restatements.  Management considered the following factors in arriving at such conclusion:

•	the errors were isolated and not systematic errors;
•	the errors unveiled a control deficiency in the internal control system but such deficiency did not rise to the level of a significant deficiency or material weakness in the controls;
•
none of the errors resulted in a more than remote likelihood that a material misstatement of the financial statements, that is more than inconsequential, would occur or could lead to non-reliance on such financial statements;

•	a reasonable person would conclude, after considering the errors and the restatement that such errors are immaterial to the financial statements; and
•
that even with the errors, such errors would not cause a reasonable person to conclude that they did not have sufficient information about the financial condition, results of operations and cash flow to make an informed decision about an investment in the company.

We have taken appropriate steps and actions to prevent these errors in the future, including additional review.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tony Liu, CEO and Chairman	2008	200,000	40,267	—	538,000	—	—	—	778,267
	2007	200,000	53,253	—	1,488,000	—	—	—	1,741,253
	2006	150,000	—	—	53,923	—	—	—	203,923

Yanchun Li, CFO, COO, Director	2008	160,000	30,201	—	475,200	—	—		665,401
	2007	160,000	39,940	—	1,190,400	—	—	—	1,390,340
	2006	90,000	—	—	32,355	—	—	—	122,355

Jun Min, VP, Director	2008	120,000	30,201	—	356,400	—	—	—	506,601
	2007	120,000	39,940	—	892,800	—	—	—	1,052,740
	2006	70,000	—	—	15,000	—	—	—	85,000

Binsheng Li, Chief Accounting officer, Director	2008	80,000	20,134	—	293,600	—	—	—	393,734
	2007	80,000	26,626	—	595,200	—	—	—	701,826
	2006	57,000	—	—	19,413	—	—	—	76,413

Wilfred Chow, SVP of Finance	2008	190,000	40,267	—	327,000	—	—	—	557,267
	2007	160,000	53,253	—	744,000	—	—	—	957,253
	2006	100,000	26,666	—	—	—	—	—	126,666

(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for 2008 as provided for in their respective employment agreements.
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

As of December 31, 2008, the Company granted an aggregate of 1,697,763 options under the 2006 Plan. For the year ended December 31, 2008, options to purchase a total of 413,763 shares of common stock were granted to the executive officers. In 2008, the Company granted the following options to the NEO’s pursuant to the 2006 Plan:

2008 Grants of plan-based awards table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Target) (#)(1)	Exercise or Base Price of Option Awards ($ /Sh) (2)	Closing Price on Grant Date ($ /Sh)	Grant Date Fair Value of Option Awards ($ /Sh)
Tony Liu	4/20/08	111,850	8.35	8.35	538,000
Yanchun Li	4/20/08	98,794	8.35	8.35	475,200
Jun Min	4/20/08	74,096	8.35	8.35	356,400
Binsheng Li	4/20/08	61,040	8.35	8.35	293,600
Wilfred Chow	4/20/08	67,983	8.35	8.35	327,000

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

Employment Agreements

In April 20, 2008, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting Officer, all of whom are also directors of the Company. We also entered into employment agreement with Wilfred Chow, our Senior Vice President of Finance. Each of the Employment Agreements were subsequently amended to reduce the number of options granted to the numbers included below in the description of each employment agreement.

Tony Liu’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 111,850 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause or without cause pursuant to a decision by our board of directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 98,794 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause or without cause pursuant to a decision by our board of directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $120,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 74,096 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Min’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Binsheng Li’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $80,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 61,040 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Li’s continued employment with the Company on each vesting date. Mr. Li is also entitled to an annual performance based bonus of up to US$20,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Li’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Li’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Wilfred Chow’s employment agreement has a term of one year, effective as of April 20, 2008, and provides for an annual base salary of $190,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for the grant of options to purchase 67,983 shares of common stock with an exercise price of $8.35 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Chow’s continued employment with the Company on each vesting date. Mr. Chow is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Chow’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Chow’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2008, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through April 20, 2009:

Cash Payments
Tony Liu	$66,667
Yanchun Li	53,333
JunMin	40,000
Binsheng Li	26,667
Wilfred Chow	63,333

2008 Outstanding Equity Awards at Year-end

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Tony Liu	40,000	160,000	200,000	10.74	4/20/2017
Tony Liu	—	111,850	111,850	8.35	4/20/2018
Yanchun Li	32,000	128,000	160,000	10.74	4/20/2017
Yanchun Li	—	98,794	98,794	8.35	4/20/2018
Jun Min	24,000	96,000	120,000	10.74	4/20/2017
Jun Min	—	74,096	74,096	8.35	4/20/2018
Binsheng Li	16,000	64,000	80,000	10.74	4/20/2017
Binsheng Li	—	61,040	61,040	8.35	4/20/2018
Wilfred Chow	20,000	80,000	100,000	10.74	4/20/2017
Wilfred Chow	—	67,983	67,983	8.35	4/20/2018

Option Exercises and Stock Vested During 2008

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Tony Liu	—	—
Yanchun Li	—	—
Jun Min	—	—
Binsheng Li	—	—
Wilfred Chow	—	—

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

2008:	$ 85,811	Weinberg & Company, P.A.

2007:	$ 162,700	Weinberg & Company, P.A.

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

10.10(a)
Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Tony Liu, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 9, 2009).

10.10(b)
Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Yanchun Li, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 9, 2009).

10.10(c)
Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Jun Min, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 9, 2009).

10.10(d)
Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Binsheng Li, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 9, 2009).

10.10(e)
Employment Agreement, dated April 20, 2008, by and between American Oriental Bioengineering, Inc. and Wilfred Chow, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 9, 2009).

14
Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November 9, 2006, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

21	Subsidiaries of the Registrant, (incorporated by reference to the Annual Report on Form 10-K, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 9, 2009).

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

Date: November 16, 2009	By:	/s/ Tony Liu
	By:	Tony Liu
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	November 16, 2009
Tony Liu

/s/ Yanchun Li	Chief Financial Officer, Chief Operating Officer, Secretary and Director	November 16, 2009
Yanchun Li

/s/ Jun Min	Vice President and Director	November 16, 2009
Jun Min

/s/ Binsheng Li	Chief Accounting Officer and Director	November 16, 2009
Binsheng Li

/s/ Cosimo J. Patti	Independent Director	November 16, 2009
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	November 16, 2009
Xianmin Wang

/s/ Eileen Brody	Independent Director	November 16, 2009
Eileen Brody

/s/ Lawrence S. Wizel	Independent Director	November 16, 2009
Lawrence S. Wizel

/s/ Baiqing Zhang	Independent Director	November 16, 2009
Baiqing Zhang

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONTENTS

PAGE	2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	6-7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	8-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	10-36	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

 As more fully described in Note 4 to the consolidated financial statements, errors were discovered by management during 2009 relating to the accounting for stock options, deferred taxes with respect to the acquisition of two subsidiaries and deferred taxes with respect to the foreign currency translation gain as of and for the years ended December 31, 2008 and 2007.  Accordingly, the consolidated balance sheets as of December 31, 2008 and 2007 and the related statements of income and comprehensive income for the years ended December 31, 2008 and 2007 and changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 have been restated to reflect corrections to previously reported amounts.

/s/  Weinberg & Company, P.A.
Boca Raton, Florida

February 27, 2009, except for Note 4, which is as of November 13, 2009

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2008	2007
	(RESTATED)	(RESTATED)
CURRENT ASSETS
Cash and cash equivalents	$70,636,510	$166,410,075
Accounts receivable, net	36,982,167	16,494,619
Inventories, net	13,042,123	12,264,536
Advances to suppliers and prepaid expenses	3,593,979	4,309,352
Notes receivable	708,076	2,259,616
Refundable deposit	6,396,996	3,479,262
Deferred tax assets	347,216	15,297
Other current assets	744,903	1,654,856
Total Current Assets	132,451,970	206,887,613

LONG-TERM ASSETS
Property, plant and equipment, net	98,154,443	48,496,760
Land use rights, net	148,988,870	46,310,240
Deposit for long-term assets	6,347,174	—
Construction in progress	25,385,835	755,614
Other intangible assets, net	23,690,440	26,972,166
Goodwill	33,164,121	27,187,663
Investments in and advances to equity investments	54,963,064	242,551
Deferred tax assets	1,313,832	1,498,481
Unamortized financing cost	4,215,983	—
Total Long-Term Assets	396,223,762	151,463,475

TOTAL ASSETS	$528,675,732	$358,351,088

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31,
	2008	2007
	(RESTATED)	(RESTATED)
CURRENT LIABILITIES

Accounts payable	$12,287,887	$3,436,352
Notes payables	3,262,877	72,254
Other payables and accrued expenses	19,766,652	7,786,157
Taxes payable	420,671	2,843,719
Short-term bank loans	7,140,148	6,289,222
Current portion of long-term bank loans	58,659	2,374,565
Other liabilities	2,253,440	3,548,776
Deferred tax liabilities	178,931	—
Total Current Liabilities	45,369,265	26,351,045

LONG-TERM LIABILITIES

Long-term bank loans, net of current portion	804,521	1,263,483
Long-term notes payable	269,908	286,365
Deferred tax liabilities	17,635,511	16,671,624
Convertible notes	115,000,000	—
Total Long-Term Liabilities	133,709,940	18,221,472
TOTAL LIABILITIES	179,079,205	44,572,517

COMMITMENTS

MINORITY INTERESTS	652,081	—

SHAREHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,249,264 and 77,991,935 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	78,249	77,992
Common stock to be issued	376,335	1,611,333
Prepaid forward repurchase contract	(29,998,616)	—
Additional paid-in capital	197,046,688	193,474,941
Retained earnings (the restricted portion of retained earnings is $19,924,918 and $15,910,685 at December 31, 2008 and December 31, 2007, respectively)	149,752,604	102,692,989
Accumulated other comprehensive income	31,688,186	15,920,316
Total Shareholders’ Equity	348,944,446	313,778,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$528,675,732	$358,351,088

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(RESTATED)	(RESTATED)

REVENUES	$264,643,058	$160,482,383	$110,182,092
COST OF GOODS SOLD	91,031,274	49,364,486	38,318,223
GROSS PROFIT	173,611,784	111,117,897	71,863,869
Selling and marketing	39,774,330	20,669,303	8,876,829
Advertising	34,102,538	22,865,903	15,174,125
General and administrative	19,603,947	13,832,110	10,446,740
Depreciation and amortization	4,383,215	1,989,425	988,488
Purchased in-process research and development	12,255,248	—	—
Total operating expenses	110,119,278	59,356,741	35,486,182
EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	(1,132,986)	23,711	(3,811)
INTEREST (EXPENSE), NET	(2,571,015)	617,524	574,172
OTHER EXPENSE, NET	(65,843)	(525,065)	(329,987)
MINORITY INTERESTS	(27,575)	—	—
INCOME BEFORE INCOME TAXES	59,695,087	51,877,326	36,618,061
INCOME TAXES	12,635,472	8,011,248	7,416,915
NET INCOME	47,059,615	43,866,078	29,201,146
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	15,767,870	11,623,761	2,867,276
OTHER COMPREHENSIVE INCOME, NET OF TAX	15,767,870	11,623,761	2, 867,276
COMPREHENSIVE INCOME	$62,827,485	$55,489,839	$32,068,422
NET INCOME PER COMMON SHARE
BASIC	$0.62	$0.63	$0.47
DILUTED	$0.61	$0.61	$0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	76,504,035	69,870,775	62,679,996
DILUTED	82,254,185	71,364,244	62,913,961

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward repurchase contract	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE AT JANUARY 1, 2006	1,000,000	$1,000	57,109,188	$57,109	$141,044	$—	$59,491,393	$29,625,765	$1,429,279	$90,745,590

Common stock and warrants issued in private placement, net	—	—	5,526,600	5,527	—	—	26,522,153	—	—	26,527,680
Common stock to be issued for director services	—	—	—	—	87,598	—	—	—	—	87,598
Common stock to be issued for warrant exercise	—	—	—	—	370,427	—	—	—	—	370,427
Common stock issued for consulting services	—	—	30,000	30	—	—	142,170	—	—	142,200
Common stock issued for acquisition	—	—	1,200,000	1,200	—	—	5,638,800	—	—	5,640,000
Stock option granted to executives	—	—	—	—	—	—	138,046	—	—	138,046
Exercise of warrants	—	—	364,581	364	—	—	1,928,121	—	—	1,928,485
Finance expenses related to private placement	—	—	—	—	—	—	(1,552,723)	—	—	(1,552,723)
Foreign currency translation gain (Restated)	—	—	—	—	—	—	—	—	2,867,276	2,867,276
Net income	—	—	—	—	—	—	—	29,201,146	—	29,201,146

BALANCE AT DECEMBER 31, 2006 (Restated)	1,000,000	$1,000	64,230,369	$64,230	$599,069	$—	$92,307,960	$58,826,911	$4,296,555	$156,095,725

Common stock and warrants issued in secondary offering, net	—	—	9,275,000	9,275		—	72,975,083	—	—	72,984,358
Common stock issued for director services	—	—	48,379	49	(228,642)	—	228,593	—	—	—
Common stock issued for warrant exercises	—	—	—	—	(370,427)	—	—	—	—	(370,427)
Common stock to be issued for director services	—	—	—	—	285,333	—	—	—	—	285,333
Common stock to be issued for warrant exercises	—	—	—	—	1,326,000	—	—	—	—	1,326,000
Common stock issued for consulting services	—	—	20,000	20	—	—	259,980	—	—	260,000
Stock options granted to executives (Restated)	—	—	—	—	—	—	777,795	—	—	777,795
Exercise of warrants	—	—	4,318,918	4,319	—	—	26,576,191	—	—	26,580,510
Exercise of option	—	—	99,269	99	—	—	198,439	—	—	198,538
Contribution from shareholder	—	—	—	—	—	—	150,900	—	—	150,900
Foreign currency translation gain (Restated)	—	—	—	—	—	—	—	—	11,623,761	11,623,761
Net income (Restated)	—	—	—	—	—	—	—	43,866,078	—	43,866,078

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
CONTINUED

Preferred Stock		Common Stock
Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward repurchase contract	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT DECEMBER 31, 2007 (Restated)	1,000,000	$1,000	77,991,935	$77,992	$1,611,333	$—	$193,474,941	$102,692,989	$15,920,316	$313,778,571

Common stock issued for director services	—	—	26,581	26	(285,333)	—	285,307	—	—	—
Common stock to be issued for director services	—	—	—	—	376,335	—	—	—	—	376,335
Common stock issued for consulting services	—	—	26,748	27	—	—	259,973	—	—	260,000
Stock options granted to executives (Restated)	—	—	—	—	—	—	1,700,671	—	—	1,700,671
Prepaid forward repurchase contract						(29,998,616)				(29,998,616)
Exercise of warrants	—	—	204,000	204	(1,326,000)	—	1,325,796	—	—	—
Foreign currency translation gain (Restated)	—	—	—	—	—	—	—	—	15,767,870	15,767,870
Net income (Restated)	—	—	—	—	—	—	—	47,059,615	—	47,059,615

BALANCE AT DECEMBER 31, 2008 (Restated)	1,000,000	$1,000	78,249,264	$78,249	$376,335	$(29,998,616)	$197,046,688	$149,752,604	$31,688,186	$348,944,446

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$47,059,615	$43,866,078	$29,201,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,919,809	4,627,607	2,479,955
Amortization of deferred insurance cost	425,466
Loss on disposal of property, plant and equipment	29,890	427	124,015
Amortization of deferred consulting expenses	200,500	394,100	728,220
Purchased in-process research and development	12,255,248	—	—
Provision (reversal) for doubtful accounts and slow moving inventories	(200,683)	(194,363)	548,753
Deferred taxes	1,205,733	153,934	(32,210)
Common stock to be issued for services	68,000	285,333	87,598
Stock based compensation expense	1,700,671	777,795	138,046
Equity (income) loss of unconsolidated entity	1,580,344	(23,711)	3,811
Independent director stock compensation	376,335	—	—
Minority interests	27,575	—	—
Acquisition from Nuohua investment income	(448,697)	—	—

Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) Decrease In:
Accounts receivable	(16,093,721)	(4,142,308)	(2,814,800)
Notes receivable	1,551,540	978,545	(2,640,593)
Inventories	745,267	433,341	(3,814,766)
Advances to suppliers and prepaid expenses	939,249	(2,205,730)	1,824,318
Other current assets	1,185,707	(2,755,757)	121,761
Increase (Decrease) In:
Accounts payable	4,854,620	628,638	(1,310,363)
Other payables and accrued expenses	11,927,197	2,856,936	1,471,912
Taxes payable	(2,427,886)	428,879	725,671
Customer deposits	—	(29,738)	550,461
Other liabilities	(2,071,912)	(715,474)	1,619,012
Net cash provided by operating activities	74,809,867	45,364,532	29,011,947

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of construction in progress	(24,574,369)	(2,478,601)	(2,010,869)
Purchases of property, plant and equipment	(48,561,170)	(1,507,017)	(2,326,932)
Purchase of land use rights and other intangible assets	(99,546,611)
Purchases of subsidiary, net of cash acquired	(53,055,492)	(65,872,747)	(22,060,687)
Refundable deposit	(2,917,734)	—	—
Deposit for long-term assets	(6,347,174)	—	—
Investments in and advances to equity investments	(22,379,659)	—	—
Proceeds from sales of marketable securities	—	—	2,768
Proceeds from disposal of property, plant and equipment	8,116	12,663	9,156

Net cash used in investing activities	(257,374,093)	(69,845,702)	(26,386,564)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	9,480,315	6,740,860	4,732,971
Repayment of short-term bank loans	(8,834,575)	(10,750,915)	(4,489,926)
Proceeds from long-term bank loans	—	—	973,960
Repayment of long-term bank loans	—	—	(653,836)
Repayment of short-term notes payable	(57,510)	—	(1,664,587)
Repayments of capital lease and notes payable	—	(26,118)	(13,935)
Cash proceeds from sales of common stock, net	—	72,984,358	24,974,955
Proceeds from exercise of warrants	—	27,536,083	2,298,912
Proceeds from exercise of option	—	198,538	—
Contribution from shareholder	—	150,900	—
Net proceeds from convertible notes	110,358,550	—	—
Prepaid forward repurchase contract	(29,998,616)	—	—
Net cash provided by financing activities	80,948,164	96,833,706	26,158,514

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(101,616,062)	72,352,536	28,782,897
Effect of exchange rate changes on cash	5,842,497	6,273,120	1,468,473
Cash and cash equivalents, beginning of year	166,410,075	87,784,419	57,532,049
CASH AND CASH EQUIVALENTS, END OF YEAR	$70,636,510	$166,410,075	$87,784,419

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$778,013	$855,715	$571,892
Income taxes paid	$14,909,132	$8,381,205	$6,573,840

Also see Note 21.
See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

Also see Note 12 for acquisitions.

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
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

Research and Development

Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the years ended December 31, 2008, 2007 and 2006 is $1,528,992, $870,219 and $742,705, respectively. The increased investment in research and development demonstrates the Company’s focus on knowledge-based products.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company’ subsidiaries operate in PRC is the Chinese Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

	2008	2007	2006
Year end RMB : US$ exchange rate	6.8542	7.3141	7.8175
Average yearly RMB : US$ exchange rate	7.0842	7.5658	7.9439

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive Income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain.

Stock-Based Compensation (Restated)

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

The fair value of the stock based compensation expense for year ended December 31, 2008, 2007 and 2006 was $1,700,671, $777,795 and $138,046, respectively.

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

For the years ended December 31, 2008, 2007 and 2006 the Company’s manufacturing and distribution revenue, are as follows:

	Year Ended December 31,
	2008	2007	2006
Revenue from pharmaceutical products	$224,904,348	$127,823,297	$79,367,161
Revenue from nutraceutical products	34,266,739	32,659,086	30,814,931
Total manufacturing revenue	259,171,087	160,482,383	110,182,092
Distribution revenue	5,471,971	—	—
Total sales revenue	$264,643,058	$160,482,383	$110,182,092

The Company has recorded $5,471,971 distribution revenue from Nuo Hua since its acquisition on October 18, 2008. The Company had no distribution revenue for the years ended December 31, 2007 and 2006.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

For the years ended December 31, 2008, 2007 and 2006 the Company’s segments are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Restated)	(Restated)
Operating income from pharmaceutical products	$49,874,480	$37,706,161	$24,190,975
Operating income from nutraceutical products	13,542,261	14,054,995	12,186,712
Total manufacturing operating income	63,416,741	51,761,156	36,377,687
Distribution operating income	75,765	—	—
Total operating income	$63,492,506	$51,761,156	$36,377,687

The Company’s manufacturing operating income from manufacturing segment included the purchased in-process research and development amounting to $12,255,248.

At December 31, 2008 and 2007 total assets for the manufacturing and distribution segments are as follows:

	December 31,
	2008	2007
	(Restated)	(Restated)
Manufacturing	$316,767,049	$321,042,121
Distribution	52,445,008	—
Corporate	159,463,675	37,308,967
Total assets	$528,675,732	$358,351,088

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

Construction In Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Land Use Rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

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
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

NOTE 4 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the review of its third quarter September 30, 2009 operating results, the Company identified isolated historical accounting errors in: (i) the calculation of stock based compensation, (ii) the recognition of deferred tax liabilities of certain acquired assets and (iii) the provision of deferred tax liabilities on undistributed earnings. The accounting errors have resulted in the misstatement of certain balance sheet and  income statement items and the cumulative net earnings since 2006. The Company has no evidence that the errors resulted from any fraud or intentional misconduct. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. Although the impact of each individual error identified or in aggregate was not material, considering the effects of prior year misstatements when quantifying misstatements in current year financial statements, the Company chose to restate its previously reported financial statements.

The restatement corrects three historical accounting errors identified:

(i)           The Company identified historical accounting errors in stock-based compensation expense for years ended December 31, 2008 and 2007. The errors were identified after the Company re-examined the calculation of expected volatility. The Company used monthly price observations to derive the standard deviation of expected monthly returns but failed to annualize the standard deviation as required by the Black Scholes Model. The Company have understated the expected volatility and thus understated the fair value of option being granted. The impact is the understatement of stock-based compensation expenses being amortized in subsequent periods. The errors also led to an inflated number of options being granted when the grants were approved based on the total estimated fair value instead of the quantity of options.

The Company determined that the aggregate stock-based compensation expense error related to the periods discussed above totaled $1.3 million. To correct these errors, the Company has recorded additional non-cash stock-based compensation expense of $0.8 million in 2008, $0.5 million in 2007. The Company has also cancelled 723,493 options granted in 2008 based the revised options fair value. The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheets for the years ended 2008 and 2007 resulted in an increase in additional paid-in capital offset by a corresponding change in retained earning which resulted in no net effect on shareholders’ equity.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

(ii)           The Company identified errors in the recognition of deferred tax liabilities of certain acquired assets and the corresponding goodwill for years ended December 31, 2007 and 2006. The errors were identified when the Company reviewed and re-evaluated applicable tax laws at the time of acquisitions.  The Company acquired 100% of Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”) and Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”) in 2006 and 2007, respectively. The acquisitions were accounted under business combination The purchase prices was allocated to assets and liabilities to the extend of their fair value and the excess was accounted for as goodwill. The Company also provided deferred tax for the  fair value adjustments.

GLP and Boke measured the deferred tax related to fair value adjustments at its preferential tax rate at the acquisition date of 15%.  The Company subsequently determined that according to “Cai Shui [2001] 202”issued in 2001, the preferential tax rate of 15% would expire in year 2010. The Company should have been using the then enacted statutory tax rate of 30%, instead of 15%, in measuring its deferred tax for anticipated reversal post 2010. Furthermore, when new Corporate Income Tax Law was enacted in March 2007, the companies’ deferred tax should have been re-measured at the new enacted statutory corporate tax rate of 25%.  This rate change was not recorded by the companies.

The Company determined that the aggregate errors related to the initial recording of the deferred tax at acquisition totaled approximately $4.0 million which was corrected with the off-setting entry  recorded to Goodwill in May 2006 and in October 2007. The Company also corrected the subsequent change in tax rate by reducing the deferred tax of approximately $1.0 million with the off-setting entry to income tax expenses in 2007. The related translation impact was recorded to Other Comprehensive Income accordingly.  The adjustment affected certain applicable financial  statements as of and for the years ended December 31, 2008, 2007 and 2006.

(iii)           The Company identified errors in the recording of a deferred tax liability on its foreign subsidiaries’ post-2007 undistributed earnings. The errors were identified after the Company re-examined applicable tax laws and accounting standards. As the Company has asserted permanent reinvestment of its foreign subsidiaries’ undistributed earnings, no deferred tax liability should be recorded for any outside basis differences and related translation adjustments.

The Company determined that the aggregate error related to this issue totaled approximately $3.2 million. To correct this error, the Company wrote-off the deferred tax liability with the off-setting entry to Other Comprehensive Income in 2008. The error has no impact to revenue or cash and cash equivalents but impacted the consolidated balance sheet  and changes in shareholders' equity as of and for the year ended December 31, 2008.

The Company has restated certain applicable financial statements as of and for the years ended December 31, 2008, 2007 and 2006. The following discloses each line item on the Company’s consolidated financial statements as originally reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 9, 2009, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement and each line item on the Company’s consolidated financial statements as restated.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2008			As of December 31, 2007			As of December 31, 2006
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Deferred tax assets	$-	$-	$-	$-	$15,297	$15,297	$-	$-	$-
Goodwill	28,543,226	4,620,895	33,164,121	22,566,768	4,620,895	27,187,663	1,933,100	3,194,295	5,127,395
Total assets	524,054,837	4,620,895	528,675,732	353,714,896	4,636,192	358,351,088	185,273,946	3,194,295	188,468,241
Deferred tax liability - current	846,026	(667,095)	178,931	109,733	(109,733)	-	-	-	-
Deferred tax liability - non current	16,083,768	1,551,743	17,635,511	12,621,180	4,050,444	16,671,624	4,580,698	3,275,812	7,856,510
Total liabilities	178,194,557	884,648	179,079,205	40,631,806	3,940,711	44,572,517	29,096,704	3,275,812	32,372,516
Additional paid-in capital	195,741,544	1,305,144	197,046,688	193,007,987	466,954	193,474,941	92,307,960	-	92,307,960
Retained earnings	149,923,681	(171,077)	149,752,604	102,117,792	575,197	102,692,989	58,826,911	-	58,826,911
Accumulated other comprehensive income	29,086,006	2,602,180	31,688,186	16,266,986	(346,670)	15,920,316	4,378,072	(81,517)	4,296,555
Total equity	345,860,280	3,736,247	349,596,527	313,083,090	695,481	313,778,571	156,177,242	(81,517)	156,095,725
Total liabilities and shareholders’ equity	$524,054,837	$4,620,895	$528,675,732	$353,714,896	$4,636,192	$358,351,088	$185,273,946	$3,194,295	$188,468,241

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

General and administrative	$18,765,757	$838,190	$19,603,947	$13,365,156	$466,954	$13,832,110	$10,446,740	$-	$10,446,740
Income from operations	64,330,696	(838,190)	63,492,506	52,228,110	(466,954)	51,761,156	36,377,687	-	36,377,687
Income before income tax	60,533,277	(838,190)	59,695,087	52,344,280	(466,954)	51,877,326	36,618,061	-	36,618,061
Income tax	12,727,388	(91,916)	12,635,472	9,053,399	(1,042,151)	8,011,248	7,416,915	-	7,416,915
Net income	47,805,889	(746,274)	47,059,615	43,290,881	575,197	43,866,078	29,201,146	-	29,201,146
Foreign currency translation gain	12,819,020	2,948,850	15,767,870	10,105,577	1,518,184	11,623,761	2,506,474	360,802	2,867,276
Comprehensive income	60,624,909	2,202,576	62,827,485	53,396,458	2,093,381	55,489,839	31,707,620	360,802	32,068,422
Basic EPS	0.62	-	0.62	0.62	-	0.63	0.47	-	0.47
Diluted EPS	$0.61	$-	$0.61	$0.61	$-	$0.61	$0.46	$-	$0.46

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Net income	$47,805,889	$(746,274)	$47,059,615	$43,290,881	$575,197	$43,866,078	$29,201,146	$-	$29,201,146
Deferred tax	4,246,499	(3,040,766)	1,205,733	930,932	(776,998)	153,934	49,307	(81,517)	(32,210)
Stock option compensation expense	862,481	838,190	1,700,671	310,841	466,954	777,795	138,046	-	138,046
Net cash provided by operating activities	77,758,717	(2,948,850)	74,809,867	45,099,379	265,153	45,364,532	29,093,464	(81,517)	29,011,947
Effect of exchange rate change on cash	2,893,647	2,948,850	5,842,497	6,538,273	(265,153)	6,273,120	1,386,956	81,517	1,468,473
Cash and cash equivalents, end of year	$70,636,510	$-	$70,636,510	$166,410,075	$-	$166,410,075	$87,784,419	$-	$87,784,419

	Three Months Ended March 31, 2008			Three Months Ended June 30, 2008			Three Months Ended September 30, 2008
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

General and administrative	$3,912,683	$202,705	$4,115,388	$5,253,274	$176,351	$5,429,625	$4,467,638	$223,155	$4,690,793
Income from operations	11,977,020	(202,705)	11,774,315	18,677,700	(176,351)	18,501,349	21,846,863	(223,155)	21,623,708
Income before income tax	11,892,077	(202,705)	11,689,372	17,751,306	(176,351)	17,574,955	20,845,253	(223,155)	20,622,098
Income tax	2,469,948	(22,299)	2,447,649	3,891,614	(23,009)	3,868,605	4,362,334	(23,289)	4,339,045
Net income	9,422,129	(180,406)	9,241,723	13,859,692	(153,342)	13,706,350	16,482,919	(199,866)	16,283,053
Foreign currency translation gain	6,934,434	2,148,769	9,083,203	5,154,761	859,027	6,013,788	729,272	(82,867)	646,405
Comprehensive income	16,356,563	1,968,363	18,324,926	19,014,453	705,685	19,720,138	17,212,191	(282,733)	16,929,458
Basic EPS	0.12	-	0.12	0.18	-	0.18	0.22	-	0.22
Diluted EPS	$0.12	$-	$0.12	$0.18	$-	$0.18	$0.21	$-	$0.21

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

NOTE 5 - EARNINGS PER SHARE

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

	Year Ended December 31,
	2008	2007	2006
	(Restated)	(Restated)
Numerator:
Net income	$47,059,615	$43,866,078	$29,201,146
Interest expense on convertible securities, net of taxes	2,635,417	—	—
Amortization of financing costs, net of taxes	425,466	—	—
Net income, as adjusted	$50,120,498	$43,866,078	$29,201,146

Denominator:
Weighted average shares outstanding - Basic	76,504,035	69,870,775	62,679,996
Effect of dilutive instruments:
Stock options	—	54,295	56,111
Convertible notes	5,749,763	—	—
Warrants	387	1,439,174	177,854
Weighted average shares outstanding - Diluted	82,254,185	71,364,244	62,913,961

The calculation of diluted earnings per share for the year December 31, 2008 excludes the potential exercise of options to purchase approximately 193,900 common shares, because their effect would be anti-dilutive.

As more fully discussed in Notes 16, the Company had certain convertible notes outstanding during the years presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these notes is added back to Net Income, reflecting the assumption that the notes have been converted.

NOTE 6 - INVENTORIES

Inventories are summarized as follows:

	December 31,
	2008	2007
Raw materials	$5,569,981	$7,509,497
Work in progress	2,350,291	2,685,053
Finished goods	5,289,280	2,307,413
	13,209,552	12,501,963
Less: provision for slow moving inventories	(167,429)	(237,427)
Inventories, net	$13,042,123	$12,264,536

NOTE 7 - NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes do not bear interest and are to be received within one year.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

NOTE 8 - LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2008	2007
Cost of land use rights	$152,297,695	$48,177,647
Less: Accumulated amortization	(3,308,825)	(1,867,407)
Land use rights, net	$148,988,870	$46,310,240

As of December 31, 2008, the net book value of land use rights pledged as collateral was $21,170,021. See Note 14.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,357,929, $835,562 and $585,243, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009	$2,947,091
2010	$2,947,091
2011	$2,947,091
2012	$2,947,091
2013	$2,947,091
Thereafter	$134,253,415
Total	$148,988,870

NOTE 9 - CONSTRUCTION IN PROGRESS

Construction in progress as of December 31, 2008 and 2007 was $25,385,835 and $755,614, respectively. During 2008, the Company acquired land use rights located close to its operating subsidiaries and started construction projects for the expansion of manufacturing facilities.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

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

As of December 31, 2008, the net book value of property, plant and equipment pledged as collateral for bank loans was $19,650,294. See Note 14.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3,396,747, $2,470,923 and $1,796,691, respectively.

NOTE 11 - OTHER INTANGIBLE ASSETS

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Amortization expense for the next five years and thereafter is as follows:

2009	$5,168,020
2010	$5,168,020
2011	$5,058,598
2012	$3,516,430
2013	$1,117,567
Thereafter	$3,661,805
Total	$23,690,440

NOTE 12 - ACQUISITIONS

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

	Unaudited Pro Forma Combined (Restated) Year Ended December 31,
	2008	2007
Revenues	$322,081,293	$218,444,959
Income from Operations	63,521,268	52,127,117
Net Income	47,691,945	44,488,627
Net Income Per Share
Basic	$0.62	$0.64
Diluted	$0.62	$0.62
Weighted Average number of shares outstanding
Basic	76,504,035	69,870,775
Diluted	82,254,185	71,364,244

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

 2007 Acquisitions

1. Boke Acquisition (Restated)

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

Land use right	$4,772,779
Other intangible assets	17,441,676
Fixed assets	4,018,429
Cash	491,381
Accounts receivable	1,116,711
Inventories	877,974
Other receivables and prepayments	1,779,502
Total assets purchased	30,498,452
Other payables and accrued expenses	1,124,639
Deferred taxes payable	4,757,319
Total liabilities assumed	5,881,958
Net assets acquired	24,616,494
Total consideration paid	36,966,471
Goodwill	$12,349,977

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

	Unaudited Pro Forma Combined (Restated) Year Ended December 31,
	2007	2006
Revenues	$175,561,278	$130,789,447
Income from Operations	53,765,665	40,094,533
Net Income	45,296,764	32,040,287
Net Income Per Share
Basic	$0.65	$0.51
Diluted	$0.63	$0.51
Weighted Average number of shares outstanding
Basic	69,870,775	62,679,996
Diluted	71,364,244	62,913,961

NOTE 13 - INVESTMENTS AND ADVANCES IN UNCONSOLIDATED ENTITIES

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

NOTE 14 - DEBT

Short-term bank loans are obtained from local banks with interest rates 7.47% per annum. All the short-term bank loans are repayable within one year and are secured by property, plant and equipment and land use rights owned by the Company. See Notes 7 and 9.

Short-term loans are summarized as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2008
1.	March 14, 2009	7.470%	$729,480
2.	March 28, 2009	8.541%	428,934
3.	April 16, 2009	7.470%	1,458,959
4.	May 9, 2009	7.470%	729,480
5.	May 22, 2009	7.470%	729,480
6.	August 11, 2009	7.470%	875,376
7.	August 14, 2009	7.470%	1,458,959
8.	September 9, 2009	7.470%	729,480
			$7,140,148

No.	Due Date	Interest Rate Per Annum	December 31, 2007
1.	March 30, 2008	6.438%	$683,611
2.	April 19, 2008	6.482%	1,367,222
3.	May 8, 2008	6.570%	683,611
4.	June 3, 2008	6.570%	683,611
5.	September 20, 2008	7.290%	820,333
6.	September 5, 2008	7.020%	1,367,222
7.	October 11, 2008	7.290%	683,612
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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The repayment schedule is as below:

No.		Due Date	Interest Rate Per Annum	December 31, 2008
	1.	December 31, 2009	4.250%	$58,659

Current portion of long-term loans				58,659

	2.	December 31, 2010	4.250%	60,141
	3.	December 31, 2011	4.250%	61,663
	4.	December 31, 2012	4.250%	63,220
	5.	December 31, 2013	4.250%	64,821
	6.	December 31, 2014	4.250%	66,460
		Thereafter (Due December 31, 2021)	4.250%	488,216
Long-term portion				804,521
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

NOTE 15 - DEPOSIT FOR LONG-TERM ASSETS

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

NOTE 16 - CONVERTIBLE NOTES AND PREPAID FORWARD CONTRACT

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

NOTE 17 - PREPAID FORWARD SHARES REPURCHASE TRANSACTION

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

NOTE 18 - SHAREHOLDERS’ EQUITY

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

B. Stock Options (Restated)

As part of the 2008 Compensation review and analysis, on April 9, 2008 the Compensation Committee of the Board of Directors of the Company approved grant of stock options to the Company’s principal executive officer, principal financial officer and certain other executives. Stock options for 413,763 shares of common stock at a per share exercise price of $8.35 were granted under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and will vest ratably over a five year period. The Company valued the stock options at $1,990,200. The value of the options was estimated using the Black Scholes Model with an expected volatility of 56.9%, expected life of 6.5 years and risk-free interest rate of 2.93%.

On May 23, 2008, the Company granted stock options for 100,000 shares of common stock at a per share exercise price of $11.20 to a Company’s senior member of the management under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $665,000. The value of the options was estimated using the Black Scholes Model with an expected volatility of 58.4%, expected life of 6.5 years and risk-free interest rate of 3.45%. This granted stock options was subsequently cancelled in November 2008.

On November 25, 2008, the Company granted stock options for 314,500 shares of common stock at a per share exercise price of $4.95 to a group of senior management under the 2006 Plan and will vest ratably over a five year period. The Company valued the stock options at $1,050,430. The value of the options was estimated using the Black Scholes Model with an expected volatility of 64.8%, expected life of 6.5 years and risk-free interest rate of 2.41%.

The Company recorded total stock option compensation expenses $1,700,671 for 2008. Of the total value of the old and new option grants, $8,257,234 has not yet been recognized and will be amortized over the requisite service periods.

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2008	974,500	$10.03
Granted	828,263	$7.40
Exercised	—	$—
Cancelled	(105,000)	$11.07
Outstanding as of December 31, 2008 (Restated)	1,697,763	$8.68

 The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (Restated)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54-$10.74	969,500	$10.04	4	193,900	$10.04
$4.95-$8.35	728,263	$6.88	5	—	—
	1,697,763			193,900

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

All the options granted have exercise price equal to the market price and they have no intrinsic value at the grant date. The weighted average fair value per share of the 1,697,763 options issued under the Plan is $8.68 per share. As of December 31, 2008, the Company has 193,900 outstanding vested stock options, with an exercise price above the average market price, are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the year ended December 31, 2008, the Company recorded general and administrative expenses $376,332, respectively, for the stock compensation in connection with the services rendered by the Company’s independent directors. A total of 42,472 shares of common stock are issuable to independent directors as of December 31, 2008.

NOTE 19 - COMMITMENTS

As of December 31, 2008, the Company entered into unconditional capital commitments for the purchase of land use rights and construction of manufacturing facilities in the PRC for $7,666,839 within one year and $11,734,773 after one year.

As of December 31, 2008, the Company has no material unconditional purchase commitments for raw materials, packing materials and advertising.

NOTE 20 - INCOME TAX

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The Company’s tax expense differs from the “expected” tax expense as follows:

	Year Ended December 31,
	2008	2007	2006
	(Restated)	(Restated)
Computed “expected” expense	$15,133,319	$11,339,030	$8,165,851
Favorable tax rate effect	(8,424,544)	(2,270,741)	(769,608)
Permanent differences	5,926,697	(1,057,041)	20,672
Income tax expense	$12,635,472	$8,011,248	$7,416,915

The provisions for income taxes for the year ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Restated)	(Restated)
Current	$12,469,511	$8,840,665	$7,908,963
Deferred	165,961	(829,417)	(492,048)
Total	$12,635,472	$8,011,248	$7,416,915

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
	(Restated)	(Restated)
Deferred tax assets
Current
Bad debts	$9,651	$—
Other costs	337,565	15,297
Total current deferred tax assets	347,216	15,297
Non-current
Bad debts	216,094	211,551
Amortization	164,313	98,239
Other costs	858,636	801,840
Stock provision	32,083	289,511
Depreciation	42,706	97,340
Total non-current deferred tax assets	1,313,832	1,498,481
Total deferred tax assets	$1,661,048	$1,513,778
Deferred tax liabilities
Current
Over accrual of welfare	$(114,842)	$—
Boke acquisition	-	—
CCXA acquisition -	45,704
Other	(109,793)
Total current deferred tax liabilities	(178,931)	-
Non-current
Over accrual of welfare	(18,283)	(146,154)
Amortization	(291,034)	(208,519)
Depreciation	(130,803)	(51,976)
Government grant	(1,019,319)	(887,633)
GLP acquisition	(6,362,131)	(6,049,506)
CCXA acquisition	(4,429,843)	(4,340,893)
Boke acquisition	(5,334,072)	(4,889,663)
Other	(50,026)	(97,280)
Total non-current deferred tax liabilities	(17,635,511)	(16,671,624)
Total deferred tax liabilities	(17,814,442)	(16,671,624)
Net deferred tax liabilities	$(16,153,394)	$(15,157,846)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

(c) Tax Holiday (Restated)

Income before income tax expense was $59.7 million, $51.9 million and $36.6 million for 2008, 2007 and 2006 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for 2008 was $12.7 million. The combined unaudited pro forma effects of the income tax expense exemption and reduction available to us are as follows:

	Year Ended December 31, (Unaudited)
	2008	2007
	(Restated)	(Restated)
Tax holiday effect	$8,424,544	$2,270,741
Basic net income per share exclude tax holiday effect	$0.51	$0.60

NOTE 21 - NON-CASH TRANSACTIONS

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information.

	Quarters Ended (Restated)
	31-Mar	30-Jun	30-Sep	31-Dec
Year Ended December 31, 2008
REVENUES	$38,768,598	$59,010,005	$70,593,949	$96,270,506
GROSS PROFIT	$26,290,962	$40,081,558	$47,191,542	$60,047,722
NET INCOME	$9,241,723	$13,706,350	$16,283,053	$7,828,489
Basic net income per common share	$0.12	$0.18	$0.22	$0.10
Diluted net income per common share	$0.12	$0.18	$0.21	$0.10

Year Ended December 31, 2007
REVENUES	$25,722,577	$33,913,234	$43,514,049	$57,332,523
GROSS PROFIT	$17,704,317	$23,702,749	$30,680,797	$39,030,034
NET INCOME	$6,446,267	$9,573,210	$11,742,459	$16,104,142
Basic net income per common share	$0.10	$0.15	$0.16	$0.22
Diluted net income per common share	$0.10	$0.15	$0.16	$0.20

The Company has restated certain applicable financial statements as of and for the years ended December 31, 2008 and 2007 and 2006 as discussed in Note 4.

The unaudited interim financial statements for the year ended 2006 are not disclosed separately as the overall impact of the restatement to the periods is not significant.  The following tables present the effects of the restatement on the Company’s unaudited interim financial statements for 2008 and 2007.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2007			As of June 30, 2007			As of September 30, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Deferred tax assets	$-	$-	$-	$-	$-	$-	$-	$-	$-
Goodwill	1,933,100	3,194,295	5,127,395	1,933,100	3,194,295	5,127,395	11,467,270	3,194,295	14,661,565
Total assets	192,369,644	3,194,295	195,563,939	207,584,474	3,194,295	210,778,769	317,455,282	3,194,295	320,649,577
Deferred tax liability - current	-	-	-	-	-	-	-	-	-
Deferred tax liability - non current	4,614,058	3,308,228	7,922,286	4,656,198	3,358,601	8,014,799	8,882,761	3,406,494	12,289,255
Total liabilities	25,879,369	3,308,228	29,187,597	28,370,763	3,358,601	31,729,364	47,240,993	3,406,494	50,647,487
Additional paid-in capital	95,265,594	-	95,265,594	97,082,545	98,340	97,180,885	172,963,877	264,249	173,228,126
Retained earnings	65,273,178	-	65,273,178	74,944,728	(98,340)	74,846,388	86,853,096	(264,249)	86,588,847
Accumulated other comprehensive income	5,588,219	(113,933)	5,474,286	7,779,627	(164,306)	7,615,321	10,124,324	(212,199)	9,912,125
Total equity	166,490,275	(113,933)	166,376,342	179,213,711	(164,306)	179,049,405	270,214,289	(212,199)	270,002,090
Total liabilities and shareholders’ equity	$192,369,644	$3,194,295	$195,563,939	$207,584,474	$3,194,295	$210,778,769	$317,455,282	$3,194,295	$320,649,577

	As of March 31, 2008			As of June 30, 2008			As of September 30, 2008
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Deferred tax assets	$-	$27,882	$27,882	$-	$40,703	$40,703	$529,813	$-	$529,813
Goodwill	22,566,767	4,620,895	27,187,662	22,566,768	4,620,895	27,187,663	22,566,768	4,620,895	27,187,663
Total assets	370,700,557	4,648,777	375,349,334	396,552,073	4,661,598	401,213,671	503,907,426	4,620,895	508,528,321
Deferred tax liability - current	232,572	(232,572)	-	358,529	(358,529)	-	680,544	(533,606)	146,938
Deferred tax liability - non current	15,480,108	2,014,800	17,494,908	16,713,352	1,271,543	17,984,895	16,390,430	1,465,495	17,85 5,925
Total liabilities	40,845,533	1,782,228	42,627,761	47,281,615	913,014	48,194,629	167,078,962	931,889	168,010,851
Additional paid-in capital	194,754,211	669,659	195,423,870	195,253,082	846,010	196,099,092	195,500,513	1,069,165	196,569,678
Retained earnings	111,539,921	394,791	111,934,712	125,399,613	241,449	125,641,062	141,882,532	41,583	141,924,115
Accumulated other comprehensive income	23,201,420	1,802,099	25,003,519	28,356,182	2,661,125	31,017,307	29,085,454	2,578,258	31,663,712
Total equity	329,855,024	2,866,549	332,721,573	349,270,458	3,748,584	353,019,042	336,828,464	3,689,006	340,517,470
Total liabilities and shareholders’ equity	$370,700,557	$4,648,777	$375,349,334	$396,552,073	$4,661,598	$401,213,671	$503,907,426	$4,620,895	$508,528,321

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2007			Three Months Ended June 30, 2007			Three Mmonths Ended September 30, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

General and administrative	$2,933,066	$-	$2,933,066	$2,557,805	$98,340	$2,656,145	$3,742,363	$165,909	$3,908,272
Income from operations	7,912,527	-	7,912,527	11,504,308	(98,340)	11,405,968	13,981,641	(165,909)	13,815,732
Income before income tax	7,969,370	-	7,969,370	11,608,196	(95,161)	11,513,035	14,329,815	(201,167)	14,128,648
Income tax	1,523,103	-	1,523,103	1,939,825	-	1,939,825	2,386,189	-	2,386,189
Net income	6,446,267	-	6,446,267	9,668,371	(95,161)	9,573,210	11,943,626	(201,167)	11,742,459
Foreign currency translation gain	810,798	366,933	1,177,731	1,468,243	672,792	2,141,035	1,992,992	303,812	2,296,804
Comprehensive income	7,257,065	366,933	7,623,998	11,136,614	577,631	11,714,245	13,936,618	102,645	14,039,263
Basic EPS	0.10	-	0.10	0.15	-	0.15	0.16	-	0.16
Diluted EPS	$0.10	$-	$0.10	$0.15	$-	$0.15	0.16	$-	$0.16

	Three Months Ended March 31, 2008			Three Mmonths Ended June 30, 2008			Three Months Ended September 30, 2008
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

General and administrative	$3,912,683	$202,705	$4,115,388	$5,253,274	$176,351	$5,429,625	$4,467,638	$223,155	$4,690,793
Income from operations	11,977,020	(202,705)	11,774,315	18,677,700	(176,351)	18,501,349	21,846,863	(223,155)	21,623,708
Income before income tax	11,892,077	(202,705)	11,689,372	17,751,306	(176,351)	17,574,955	20,845,253	(223,155)	20,622,098
Income tax	2,469,948	(22,299)	2,447,649	3,891,614	(23,009)	3,868,605	4,362,334	(23,289)	4,339,045
Net income	9,422,129	(180,406)	9,241,723	13,859,692	(153,342)	13,706,350	16,482,919	(199,866)	16,283,053
Foreign currency translation gain	6,934,434	2,148,769	9,083,203	5,154,761	859,027	6,013,788	729,272	(82,867)	646,405
Comprehensive income	16,356,563	1,968,363	18,324,926	19,014,453	705,685	19,720,138	17,212,191	(282,733)	16,929,458
Basic EPS	0.12	-	0.12	0.18	-	0.18	0.22	-	0.22
Diluted EPS	$0.12	$-	$0.12	$0.18	$-	$0.18	$0.21	$-	$0.21

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007			Six Months Ended June 30, 2007			Nine Months Ended September 30, 2007
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Net income	$6,446,267	$-	$6,446,267	$16,117,817	$(95,161)	$16,019,477	$28,026,185	$(296,328)	$27,761,936
Deferred tax	172,782	32,416	205,198	192,865	82,789	275,654	245,609	130,682	376,291
Stock option compensation expense		-	-	65,340	98,340	163,680	175,720	264,249	439,969
Net cash provided by operating activities	4,534,617	32,416	4,567,033	16,007,441	85,968	16,093,409	26,989,761	98,603	27,088,364
Effect of exchange rate change on cash	677,937	(32,416)	645,521	2,039,014	(85,968)	1,953,046	3,394,762	(98,603)	3,296,159
Cash and cash equivalents, end of period	$93,442,093	$-	$93,442,093	$108,449,801	$-	$108,449,801	$170,624,005	$-	$170,624,005

	Three Months Ended March 31, 2008			Six Months Ended June 30, 2008			Nine Months Ended September 30, 2008
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Net income	$9,422,129	$(180,406)	$9,241,723	$23,281,820	$(333,748)	$22,948,073	$39,764,740	$(533,614)	$39,231,126
Deferred tax	2,744,506	(2,171,068)	573,438	714,100	206,135	920,235	705,006	192,883	897,889
Stock option compensation expense	135,121	202,705	337,826	374,019	379,056	753,075	621,450	602,211	1,223,661
Net cash provided by operating activities	10,676,287	(2,148,769)	8,527,518	28,374,749	251,443	28,626,192	48,569,653	261,480	48,831,133
Effect of exchange rate change on cash	2,314,557	2,148,769	4,463,326	8,187,869	(251,443)	7,936,426	8,644,302	(261,480)	8,382,822
Cash and cash equivalents, end of period	$159,031,217	$-	$159,031,217	$144,473,275	$-	$144,473,275	$219,727,043	$-	$219,727,043