Form 10-Q
period 2009-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2009-11-16
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of September 30, 2009
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,321,439

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(UNAUDITED)	(RESTATED)
CURRENT ASSETS
Cash and cash equivalents	$115,923,399	$70,636,510
Accounts receivable, net of reserve of $512,013 and $226,330
at September 30 , 2009 and December 31, 2008, respectively	37,961,967	36,982,167
Inventories, net	15,291,710	13,042,123
Advances to suppliers	2,798,860	3,593,979
Notes receivable	122,300	708,076
Refundable deposit	-	6,396,996
Deferred tax assets	398,563	347,216
Other current assets	1,154,315	744,903
Total Current Assets	173,651,114	132,451,970

LONG-TERM ASSETS
Property, plant and equipment, net	96,085,233	98,154,443
Land use rights, net	154,233,322	148,988,870
Deposit for long-term assets	-	6,347,174
Construction in progress	26,645,307	25,385,835
Deferred tax assets	127,823	1,313,832
Other intangible assets, net	19,911,767	23,690,440
Goodwill	33,164,121	33,164,121
Investments and advances in unconsolidated entities	54,995,237	54,963,064
Unamortized financing cost	3,519,766	4,215,983
Total Long-Term Assets	388,682,576	396,223,762

TOTAL ASSETS	$562,333,690	$528,675,732

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(UNAUDITED)	(RESTATED)
CURRENT LIABILITIES
Accounts payable	$10,082,129	$12,287,887
Notes payables	4,084,893	3,262,877
Other payables and accrued expenses	19,556,446	19,766,652
Taxes payable	1,108,783	420,671
Short-term bank loans	9,652,509	7,140,148
Current portion of long-term bank loans	59,771	58,659
Other liabilities	2,334,788	2,253,440
Deferred tax liability	176,449	178,931
Total Current Liabilities	47,055,768	45,369,265

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	759,597	804,521
Long-term notes payable	-	269,908
Deferred tax liabilities	15,502,047	17,635,511
Unrecognized tax benefits	1,903,342	-
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	133,164,986	133,709,940
TOTAL LIABILITIES	180,220,754	179,079,205

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
1,000,000 shares issued and outstanding at September 30 , 2009 and December 31, 2008, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized;
78,321,439 and 78,249,264 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	78,321	78,249
Common stock to be issued	291,000	376,335
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	199,363,784	197,046,688
Retained earnings (including Statutory Reserve amounted to $19,924,918
at BOTH September 30 , 2009 and December 31, 2008, respectively)	179,500,646	149,752,604
Accumulated other comprehensive income	32,343,586	31,688,186
Total Shareholders’ Equity	381,579,721	348,944,446
NON-CONTROLLING INTEREST	533,215	652,081
TOTAL EQUITY	382,112,936	349,596,527
TOTAL LIABILITIES AND EQUITY	$562,333,690	$528,675,732

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
		(RESTATED)		(RESTATED)
SALES REVENUE	$78,818,666	$70,593,949	$196,117,893	$168,372,552
COST OF GOODS SOLD	34,687,505	23,402,407	81,942,766	54,808,490
GROSS PROFIT	44,131,161	47,191,542	114,175,127	113,564,062

Selling and marketing	12,245,746	9,938,877	26,853,377	22,656,477
Advertising	9,013,087	9,913,728	22,360,380	21,760,300
General and administrative	6,457,734	4,690,793	15,981,195	14,235,806
Depreciation and amortization	1,409,399	1,024,436	5,118,588	3,012,107
Total operating expenses	29,125,966	25,567,834	70,313,540	61,664,690

INCOME FROM OPERATIONS	15,005,195	21,623,708	43,861,587	51,899,372

EQUITY IN EARNINGS (LOSS) FROM UNCONSOLIDATED ENTITIES	(563,608)	49,417	(299,072)	(591,650)
INTEREST EXPENSE	(1,106,805)	(1,143,013)	(4,306,143)	(1,156,782)
OTHER INCOME (EXPENSE), NET	(49,165)	91,986	(164,103)	(264,515)
INCOME BEFORE INCOME TAXES	13,285,617	20,622,098	39,092,269	49,886,425

INCOME TAXES	3,257,771	4,339,045	9,463,093	10,655,299

NET INCOME	10,027,846	16,283,053	29,629,176	39,231,126
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	651	-	(118,866)	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	10,027,195	16,283,053	29,748,042	39,231,126

OTHER COMPREHENSIVE INCOME	142,118	646,405	655,400	15,743,396

COMPREHENSIVE INCOME	$10,169,313	$16,929,458	$30,403,442	$54,974,522

NET INCOME PER COMMON SHARE
BASIC	$0.13	$0.22	$0.40	$0.51
DILUTED	$0.13	$0.21	$0.39	$0.50

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	74,636,155	75,101,869	74,592,447	77,164,602
DILUTED	88,868,828	85,417,621	88,825,120	80,553,647

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30 ,
	2009	2008
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,629,176	$39,231,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,228,771	7,035,052
Loss (gain) on disposal of plant and equipment	(2,283)	(7,016)
Amortization of deferred issuance cost	696,216	193,394
Amortization of deferred consulting expenses	24,000	152,500
Provision (reversal) for doubtful accounts and slow moving inventories	155,205	(189,096)
Deferred taxes	(1,001,284)	897,889
Common stock issued for services	160,800	68,000
Stock option compensation expense	1,780,028	1,223,661
Independent director stock compensation	291,000	279,334
Equity in (income) loss from unconsolidated entities	299,072	591,650

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(1,265,446)	(7,983,619)
Notes receivable	585,776	1,669,891
Inventories	(2,124,681)	(4,899,509)
Advances to suppliers and prepaid expenses	838,971	2,841,964
Other current asset	(433,412)	1,115,016

Increase (Decrease) In:
Accounts payable	(2,205,758)	1,351,984
Other payables and accrued expenses	4,996,540	4,893,468
Taxes payable	688,112	1,641,432
Other liabilities	81,348	(1,275,988)
Unrecognized tax benefits	1,903,342	-
Net cash provided by operating activities	44,325,493	48,831,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(742,477)	(274,216)
Purchases of property, plant and equipment	(756,009)	(20,236,226)
Purchase of land use rights and other intangible assets	(757,662)	(15,407,685)
Refundable deposit	6,397,106	(2,907,156)
Deposit for long-term assets	(361,602)	(23,565,407)
Proceeds from disposal of plant and equipment	52,229	7,774
Investments in and advances to equity investments	(238,795)	(21,762,253)
Net cash used in investing activities	3,592,790	(84,145,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	9,951,673	6,584,312
Repayments of bank loans	(7,501,752)	(6,624,824)
Proceeds from notes payable	6,668,151	(71,240)
Net proceeds from convertible notes	-	110,358,550
Prepaid forward repurchase	-	(29,998,616)
Repayment of notes payable and interest	(6,124,418)	-
Repayment of convertible notes interest	(5,750,000)	-
Net cash used in financing activities	(2,756,346)	80,248,182

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,161,937	44,934,146
Effect of exchange rate changes on cash	124,952	8,382,822
Cash and cash equivalents, beginning of year	70,636,510	166,410,075

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,923,399	$219,727,043

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A. These interim financial statements should be read in conjunction with that report.

Basis of Consolidation - The condensed consolidated financial statements include the accounts of American Oriental Bioengineering, Inc. and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ from those estimates. See “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below.

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

Starting 2008, the Group offered sales rebates to its major customers based on collections made during the year, provided that the customers make payments prior to certain days after year end. The rebates are calculated based on different percentages depending on settlement methods, which include settling by cash or notes receivable. Customers are entitled to either cash rebates or receiving additional free inventory based on predetermined price. In accordance with ASC 605, the Group accounted for estimated cash settlement as sales discount, and estimated free inventory as cost of sales, upon recognition of revenue.

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

Research and Development – Research and development costs are expensed as incurred. Engineers and technical staff are involved in the production of our products as well as on-going research, with no segregation of the portion of their salaries relating to research and development from the portion of their salaries relating to production. The total salaries are included in cost of goods sold. Research and development expense for the three months ended September 30, 2009 and 2008 is $637,657 and $437,712, respectively and is included in general and administrative expenses.

Foreign Currency Translation – The accompanying condensed consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company is United States dollars (USD) and of the Company’ subsidiaries operating in PRC is Chinese Renminbi (RMB). Capital accounts of the financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate for the quarter.

	September 30, 2009	September 30, 2008
Quarter end RMB : US$ exchange rate	6.8376	6.8551
Average quarterly RMB : US$ exchange rate	6.8412	6.8635

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive Income – Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income for the Company includes net income attributable to controlling interest  and the foreign currency translation gain.

Stock Based Compensation – The Company estimates fair value of restricted stock based compensation on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is presumed to be the mid-point between the vesting date and the end of the contractual term, as is permitted for “plain vanilla” employee stock options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 “Compensation – Stock Compensation” requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Income Taxes –The Group accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse.  The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Group adopted ASC 740-10-25/30 (formerly Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”)).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effects of applying FIN 48, if any, is recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Group’s adoption of FIN 48 did not result in any adjustment to the opening balance of the Group’s retained earnings as of January 1, 2007.

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

For the three and nine months ended September 30, 2009 and 2008 the Company’s manufacturing and distribution revenue are as follows:

	Three Months Ended September 30 , (Unaudited)		Nine Months Ended September 30 , (Unaudited)
	2009	2008	2009	2008

Revenue from pharmaceutical products	$66,023,106	$62,095,466	$159,141,380	$143,747,290
Revenue from nutraceutical products	9,241,744	8,498,483	27,677,227	24,625,262
Total manufacturing revenue	75,264,850	70,593,949	186,818,607	168,372,552
Distribution revenue	3,553,816	-	9,299,286	-

Total sales revenue	$78,818,666	$70,593,949	$196,117,893	$168,372,552

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

For the three and nine months ended September 30, 2009 and 2008 the Company’s operating income are as follows:

	Three Months Ended September 30 , (Unaudited)		Nine Months Ended September 30 , (Unaudited)
	2009	2008	2009	2008
		(Restated)		(Restated)

Operating income from pharmaceutical products	$11,915,281	$18,067,144	$34,083,523	$41,803,078
Operating income from nutraceutical products	3,080,589	3,556,564	10,181,561	10,096,294
Total manufacturing operating income	14,995,870	21,623,708	44,265,084	51,899,372
Distribution operating income	9,325	-	(403,497)	-

Total operating income	$15,005,195	$21,623,708	$43,861,587	$51,899,372

At September 30, 2009 and December 31, 2008, the total assets for the manufacturing, distribution and corporate segments are as follows:

	September 30 , 2009	December 31, 2008
	(Unaudited)	(Restated)

Manufacturing	$368,173,989	$316,767,049
Distribution	52,888,727	52,445,008
Corporate	141,270,974	159,463,675

Total assets	$562,333,690	$528,675,732

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The majority of the Company’s cash as of September 30, 2009 is in our current working capital bank account. Restricted cash for the issuance of bank acceptance notes amounted to $3,903,718 and $2,575,741 were included in the cash and cash equivalents balance as of September 30, 2009 and December 31, 2008, respectively.

Fair Value of Financial Instruments –FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, short-term and long-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The convertible notes are initially recognized at fair value upon issuance and subsequently accreted to the redemption value using the effective interest rate method, with any accrued and unpaid interest is included under other payables and accrued expenses.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

Recently Issued Accounting Standards

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R), as incorporated into Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), and eliminates the distinction between contractual and non-contractual contingencies. Under the updated standard an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in Accounting Standards Codification Topic 450, “Contingencies” (“ASC 450”)(No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,”) to determine whether the contingency should be recognized as of the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of such standard has not had a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) as incorporated into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what ASC 820 (SFAS No. 157) states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this guidance for the interim and annual periods ending after March 15, 2009. The adoption of such standard has not had a material impact on our condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 , as incorporated into Accounting Standards Codification Topic 320, “Investments- Debt and Equity Securities” (“ASC 320”) amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Disclosures for periods presented for comparative purposes at initial adoption are not required. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of such standard has not had a material impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. This guidance was incorporated into Accounting Standards Codification Topic 825, “Financial Instruments” (“ASC 825”) which was effective for interim and annual reporting periods ending after June 15, 2009 and was adopted starting third quarter 2009. Under the standard comparative disclosures are only required for periods ending after initial adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (Accounting Standards Codification Topic 855-10) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the statement and evaluated all subsequent events up until November 16, 2009.

In June 2009, the FASB issued FASB Accounting Standards Update (ASU) 2009-01, which amends ASC Topic 105, “Generally Accepted Accounting Principles” ( Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” ) , which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles in the United States (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC”. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company does not anticipate that the adoption of this statement will have a material impact on its condensed consolidated financial statements.

In September 2009, the Emerging Issues Task Force reached final consensus on ASU 2009-13, “Revenue Arrangements with Multiple Deliverables”. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The topic may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this statement.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 3 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

During the review of its third quarter September 30, 2009 operating results, the Company identified historical accounting errors in: (i) the calculation of stock based compensation, (ii) the recognition of deferred tax liabilities of certain acquired assets and (iii) the provision of deferred tax liabilities on undistributed earnings of foreign subsidiairies. The accounting errors have resulted in the misstatement of certain balance sheet and income statement items and the cumulative net earnings since 2006. The errors did not result from any fraud or intentional misconduct and the Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. As a result, the Company chose to restate its previously reported financial statements.

The Company has restated certain applicable financial statements as of and for the years ended December 31, 2008 and 2007 and 2006 as reported in its amended annual report on Form 10K/A for the fiscal year ended December 31, 2008. The restated financial information for each of the three interim quarterly periods for 2008 and 2007 were also included in the amended annual report on Form 10-K/A for the fiscal year ended December 31, 2008.

Because the errors also impacted the first two quarters of 2009, the following tables set forth the effects of the restatement on our previously reported unaudited interim condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows as of and for the three month periods ended March 31, 2009 and June 30, 2009:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2009			As of June 30, 2009
	Previously	Adjustments	As Restated	Previously	Adjustments	As Restated
	Reported			Reported

Deferred tax assets	$456,444	$-	$456,444	$421,660	$-	$421,660
Goodwill	28,543,226	4,620,895	33,164,121	28,543,226	4,620,895	33,164,121
Total assets	524,860,987	4,620,895	529,481,882	540,796,581	4,620,895	545,417,476
Deferred tax liability - current	999,454	(805,826)	193,628	1,121,738	(943,828)	177,910
Other payables and accrued expenses	13,578,351	93,301	13,671,652	14,251,673	187,639	14,439,312
Deferred tax liability - non current	16,102,048	1,556,973	17,659,021	15,963,766	1,698,702	17,662,468
Unrecognized tax benefits	-	387,095	387,095	-	774,190	774,190
Total liabilities	170,340,559	1,231,543	171,572,102	172,588,137	1,716,703	174,304,840
Additional paid-in capital	196,352,466	1,560,370	197,912,836	196,752,860	1,759,609	198,512,469
Retained earnings	157,790,182	(886,069)	156,904,113	171,019,548	(1,546,097)	169,473,451
Accumulated other comprehensive income	29,464,472	2,715,051	32,179,523	29,510,788	2,690,680	32,201,468
Total equity	354,520,428	3,389,352	357,909,780	368,208,444	2,904,192	371,112,636
Total liabilities and shareholders’ equity	$524,860,987	$4,620,895	$529,481,882	$540,796,581	$4,620,895	$545,417,476

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31, 2009			Three months ended June 30, 2009
	Previously	Adjustments	As Restated	Previously	Adjustments	As Restated
	Reported			Reported

General and administrative	$4,565,643	$348,527	$4,914,170	$4,315,714	$293,577	$4,609,291
Income from operations	11,213,435	(348,527)	10,864,908	18,285,061	(293,577)	17,991,484
Income before income tax	9,973,351	(348,527)	9,624,824	16,475,405	(293,577)	16,181,828
Income tax	2,103,299	366,465	2,469,764	3,369,107	366,451	3,735,558
Net income	7,870,052	(714,992)	7,155,060	13,106,298	(660,028)	12,446,270
Foreign currency translation gain	378,466	112,871	491,337	46,316	(24,371)	21,945
Comprehensive income	8,244,967	(602,121)	7,642,846	13,275,682	(684,399)	12,591,283
Basic EPS	0.11	(0.01)	0.10	0.18	(0.01)	0.17
Diluted EPS	$0.11	$(0.01)	$0.10	$0.17	$(0.01)	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2009			Six months ended June 30, 2009
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Net income	$7,870,052	$(714,992)	$7,155,060	$20,976,350	$(1,375,020)	$19,601,330
Deferred tax	54,118	(40,200)	13,918	67,471	57,865	125,336
Stock option compensation expense	234,631	255,226	489,857	673,035	454,465	1,127,500
Unrecognized tax benefits	-	387,095	387,095	-	774,190	774,190
Net cash provided by operating activities	3,641,873	(112,871)	3,529,002	26,540,242	(88,500)	26,451,742
Net increase (Decrease) in cash and cash equivalents	3,160,019	(112,871)	3,047,148	29,976,336	(88,500)	29,887,836
Effect of exchange rate change on cash	$103,073	$112,871	$215,944	$117,556	$88,500	$206,056

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
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

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2009	2008	2009	2008
		(Restated)		(Restated)
Numerator:
Net income attributable to controlling interest	$10,027,195	$16,283,053	$29,748,042	$39,231,126
Interest expense on convertible securities, net of taxes	1,437,500	1,197,917	4,312,500	1,197,917
Amortization of financing costs, net of taxes	232,072	193,394	696,217	193,394
Less: capitalization of interest on convertible securities	(543,254)	-	(543,254)	-
Net income, as adjusted	$11,153,513	$17,674,364	$34,213,505	$40,622,437

Denominator:
Weighted average shares outstanding – Basic	74,636,155	75,101,869	74,592,447	77,164,602
Effect of dilutive instruments:
Convertible notes	14,232,673	10,315,752	14,232,673	3,388,385
Warrants	-	-	-	660
Weighted average shares outstanding – Diluted	88,868,828	85,417,621	88,825,120	80,553,647

The calculation of weighted average common shares outstanding for the diluted calculation excludes consideration of stock options for the three and nine months ended September 30, 2009 and 2008, respectively, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each of those periods.

As more fully discussed in Note 14, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to Net Income, reflecting the assumption that the notes have been converted. The effects of share options granted in current and prior years have been excluded from the computation of dilutive earnings per share for the nine months ended September 30, 2008 and 2009, respectively, as the effects are anti-dilutive.

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$8,059,007	$5,569,981
Work in progress	851,667	2,350,291
Finished goods	6,419,113	5,289,280
	15,329,787	13,209,552
Less: provision for slow moving inventories	(38,077)	(167,429)
Inventories, net	$15,291,710	$13,042,123

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 6 – NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. The notes do not bear interest and are to be received within one year.

NOTE 7 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Cost of land use rights	$159,967,312	$152,297,695
Less: Accumulated amortization	(5,733,990)	(3,308,825)
Land use rights, net	$154,233,322	$148,988,870

Amortization expenses for the three months ended September 30, 2009 and 2008 were $844,710 and $279,504, respectively. Amortization expenses for the nine months ended September 30, 2009 and 2008 were $2,415,575 and $823,270, respectively.

As of September 30, 2009, the net book value of land use rights pledged as collateral was $18,342,399. See Note 13.

NOTE 8 – CONSTRUCTION IN PROGRESS

Construction in progress as of September 30, 2009 and December 31, 2008 were $26,645,307 and $25,385,835, respectively. During 2008, the Company acquired land use rights located close to its operating subsidiaries and started construction projects for the expansion of manufacturing facilities. These construction projects were in progress as of September 30, 2009.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
At cost:
Buildings	$91,381,955	$91,261,579
Machinery and equipment	20,878,274	20,665,315
Motor vehicles	1,490,382	1,568,059
Office equipment	2,136,840	1,543,300
Other equipment	483,130	482,097
Leasehold improvement	29,220	29,150
	116,399,801	115,549,500
Less : Accumulated depreciation
Buildings	(6,014,090)	(4,732,906)
Machinery and equipment	(12,086,449)	(10,782,285)
Motor vehicles	(1,081,223)	(998,535)
Office equipment	(965,498)	(771,630)
Other equipment	(145,392)	(91,078)
Leasehold improvement	(21,916)	(18,623)
	(20,314,568)	(17,395,057)
Property, plant and equipment, net	$96,085,233	$98,154,443

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $681,740 and $823,996, respectively. Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $2,981,421 and $2,414,154, respectively.

As of September 30, 2009, the net book value of property, plant and equipment pledged as collateral for bank loans was $ 5,870,710. See Note 13.

NOTE 10 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
At cost:
Product licenses	$15,523,534	15,485,939
Trademarks	10,584,294	10,558,660
Patents	4,807,822	4,796,179
Proprietary technology	282,348	281,664
Software	73,819	73,640
	31,271,817	31,196,082
Less: Accumulated amortization	(11,360,050)	(7,505,642)
Other intangible assets, net	$19,911,767	23,690,440

Amortization expenses for the three months ended September 30, 2009 and 2008 were $1,256,768 and $1,290,173 respectively. Amortization expenses for the nine months ended September 30, 2009 and 2008 were $3,831,775 and $3,797,628 respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 11 – INVESTMENTS AND ADVANCES IN UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in China Aoxing Pharmaceutical Company, Inc. (“CAXG”), equity investments in a wholesale and distribution company in Shandong province (“Nuo Hua Affiliate”), and Hezhou Jinji Color Printing Co Ltd. (“Jinji Printing”). CAXG is a China-based pharmaceutical company specializing in research, development, manufacturing and distribution of narcotic and pain-management products in China. Nuo Hua Affiliate maintains a significant presence in pharmaceutical wholesale and retail distribution in China. Jinji Printing is a color printing company focusing on the printing of external packaging materials.

The Company owns 37% equity interest in CAXG through an initial $18 million direct investment of its common stock in April 2008 and a subsequent conversion of approximately $4.5 million worth of promissory note into additional common stock in August 2009. The promissory note was an advance of RMB30 million to CAXG in May 2008. The note bears interest at a rate of 8% payable quarterly in arrears with an initial term of one year and was subsequently extended for an additional three months. The promissory note plus accrued interest was converted into CAXG’s common stock based on a predetermined conversion rate at maturity.

The Company also owns 30% equity interest in Nuo Hua Affiliate through the acquisition of Nuo Hua Investment Company Ltd. in October 2008 and the Company owns 40% equity interest in Jinji Printing through the acquisition of Guangxi Lingfeng Pharmaceutical Co. in April 2006. Long-term investments are accounted for using the equity accounting method.

The following table summarizes the long-term investments and advances as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)
Cost of investments:
CAXG	$22,759,612	$18,000,000
Nuo Hua Affiliate	32,999,023	32,999,023
Jinji Printing printing	86,067	86,067
Share of equity income (loss):
CAXG	(3,622,490)	(1,580,344)
Nuo Hua Affiliate	2,598,073	773,415
Jinji Printing	44,921	42,303
Advances:
CAXG	-	4,520,209
Jinji Printing	130,031	122,391

Long-term investment and advances	$54,995,237	$54,963,064

For the three and nine months ended September 30, 2009 the Company’s equity in earnings from above unconsolidated entities are as follows:

	Three Months Ended September 30, 2009 (Unaudited)	Nine Months Ended September 30, 2009 (Unaudited)

Equity in income from Nuo Hua Affiliate	$644,897	$1,740,770
Equity in loss from CAXG	(1,209,349)	(2,042,146)
Equity in income from Jinji Printing	844	2,304
Total equity in earnings (loss) from unconsolidated entities	$(563,608)	$(299,072)

	Three Months Ended September 30, 2008 (Unaudited)	Nine Months Ended September 30, 2008 (Unaudited)
Equity in loss from CAXG	43,799	(597,416)
Equity in income from Jinji Printing	5,618	5,766
Total equity in earnings (loss) from unconsolidated entities	$49,417	$(591,650)

NOTE 12 – DEPOSIT FOR LONG-TERM ASSETS

Deposits for long term assets are refundable deposits to acquire land use rights located in the PRC. The land use rights to be acquired will be utilized in the expansion of some of the Company's current manufacturing facilities and are not intended for resale. As of September 30, 2009, the deposits had been reclassified to the land use rights upon the transfers of legal title.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 13 – DEBT

Short-term bank loans are obtained from local banks with weighted average interest rate of 5.55% per annum. All the short-term bank loans are repayable within one year and are secured by plant and equipment and land use rights owned by the Company. See Notes 7 and 9.

Long-term loan includes a mortgage loan that bears 2.50% interest per annum and is repayable over 15 years.

Current notes payable was $4,084,893 as of September 30, 2009 with interest rate at 5.29% per annum and is repayable on demand.

Interest expenses for all debts (exclude convertible notes) were $346,283 and $204,189 for the three months ended September 30, 2009 and 2008, respectively. Interest expenses for all debts (exclude convertible notes) were $1,039,361 and $597,930 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 14 – CONVERTIBLE NOTES

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

•
The initial conversion rate may be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 is less than $8.08 per share, then the conversion rate will be increased as a one-time purchase price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08. As of September 30, 2009, the conversion price was set at $8.08 per share.

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

•
The Notes will be unsecured, unsubordinated obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness. The Notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness.

Convertible notes issuance costs incurred by the Company that were directly attributable to the issuance of the Notes were deferred and charged to the consolidated statements of income using the straight-line method over the term of the convertible notes, the results of which approximate the effective interest rate method.

The Company has determined that the conversion feature embedded in the Notes is not required to be bifurcated and accounted for as a derivative pursuant to FASB ASC 815 Derivatives and Hedging, since the embedded conversion feature is indexed to the Company’s own stock and would be classified in shareholders’ equity if it was a free-standing instrument pursuant to guidance in FASB ASC 815-40 “Contracts in Entity's Own Equity”. Further, since neither the conversion price upon issuance nor the adjusted conversion price reset at January 15, 2009 is less than the market price of the Company’s ordinary shares on the date of issuance, no beneficial conversion feature existed.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 15 – PREPAID FORWARD SHARES REPURCHASE TRANSACTION

The Company entered into a prepaid forward shares repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward shares repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the repurchase of 3.7 million shares of common stock for settlement at or about maturity of the Notes. The forward shares repurchase transaction was also intended to reduce the potential dilution of our common stock that would result from the conversion of the Notes into shares of our common stock.

The $30 million cost of the forward stock purchase transaction qualifies as an equity transaction and was separately presented under shareholder’s equity in the Balance Sheet without subsequent recognition of changes in fair value.

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

Common Stock

A. Issuance of Common Stock

During the nine months ended September 30, 2009, the Company issued 42,471 restricted common stocks as stock compensation in connection with the services rendered by the Company’s independent directors in 2008. The Company also issued 29,704 shares of common stock to a consultant as partial payment of consulting fee.

B. Stock Options

The Company recorded total stock option compensation expenses of $534,536and $1,544,037 for the three and nine months ended September 30, 2009. Of the total value of the option grants, $6,717,600 has not yet been recognized and will be amortized over the requisite service periods.

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2009	1,697,763	$8.68
Granted	338,476	4.01
Exercised	-	-
Cancelled	-	-

Outstanding as of September 30, 2009	2,036,239	$7.91

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54 - $10.74	969,500	$10.04	3	387,800	$10.04
$4.95 - $8.35	728,263	$6.88	4	82,753	$8.35
$4.01	338,476	$4.01	5	-	-
	2,036,239			470,553

Options granted have no intrinsic value at grant date and at the date of these financial statements as the exercise price of all vested or unvested options was higher than the market price. The weighted average fair value per share of the 2,036,239 options issued under the Company’s 2006 Equity Incentive Plan is $5.24 per share. As of September 30, 2009, the Company has 470,553 outstanding vested stock options, with an exercise price above the average market price, which are excluded from the Company’s diluted computation.

C. Common Stock to be Issued

For the three and nine months ended September 30, 2009, the Company recorded general and administrative expenses of $69,831 and $139,662 for the stock compensation in connection with the services rendered by the Company’s executives and $48,168 and $96,336 for the senior management.

For the three and nine months ended September 30, 2009, the Company recorded general and administrative expenses of $97,000 and $291,000, respectively, for the stock compensation in connection with the services rendered by the Company’s independent directors and $40,200 and $184,400, respectively, for the consultants.

A total of 56,364 shares of common stock are issuable as of September 30, 2009.

D. Statutory Reserves

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts.  A wholly-owned foreign enterprise (“WOFE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non wholly-own foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

As a result, both for the years ended December 31, 2008 and for the nine month ended September 30, 2009, $19,924,918 have been appropriated to the statutory reserves (included in the retained earnings) by the Company’s PRC subsidiaries.

NOTE 17 – COMMITMENTS

As of September 30, 2009, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. Total commitment was $5,809,070 within one year and $13,636,583 after one year but within five years. In addition, the Company had advertisement contract commitments for $5,138,491.

As of September 30, 2009, the Company had no material purchase commitment for raw materials.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2009
(UNAUDITED)

NOTE 18 – TAXES

(a)  Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the quarter ended September 30, 2009 as it continues to be in a net operating loss position.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The new CIT Law also provides certain tax concession to selective eligible companies. All our manufacturing subsidiaries, including GLP, Boke, Three Happiness, HSPL and CCXA were granted high-tech enterprise status and enjoy a favorable tax rate of 15% from 2008 to 2010. High-tech enterprise status is renewable which requires re-application prior to the tax preferences expire. HQPL, Nuo Hua and GHK do not qualify for any tax concession and therefore the 25% tax rate applies.

The Company recorded income tax expense of $9,463,093 and $10,655,299 for the nine months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rates are 24.2% and 21.4% for the nine months ended September 30, 2009 and 2008, respectively. The increase in effective tax rate is mainly due to deferred tax assets not recognized related to net operating loss and a change in unrecognized tax benefits. The difference between the Company’s effective tax rate and the statutory rate is mainly due to the following: tax concession, deferred tax asset not recognized related to net operating loss, and change in unrecognized tax benefits. In the nine months ended September 30, 2009, the Company’s income taxes decreased by $1,192,206 from the same period last year mainly due to decrease in net profits.

The Company recorded an addition to unrecognized tax benefits of $1,903,342 for the nine months ended September 31, 2009, which is related to preferential financing obtained by the Company’s subsidiaries.  No interest and penalty has been accrued for the unrecognized tax benefits. The unrecognized tax benefits is likely to change in the next twelve months, however, the change can not be reasonably estimated at this point.  The Company’s years ended December 31, 2006, 2007 and 2008 remain subject to examination by the tax authorities.

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

The VAT payable balance of $4,559,007 and $6,262,715 at September 30, 2009 and December 31, 2008 respectively are included in Other Payables and Accrued Expenses in the accompanying condensed consolidated balance sheets.

(c) Tax Holiday

Income before income tax expenses were $39.1 million and $49.9 million for the nine months ended September 30, 2009 and 2008 and were mainly attributed to subsidiaries with operations in China. Income tax related to China income for the nine months ended September 30, 2009 was $7.6 million. The combined unaudited pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Nine Months Ended September 30, (Unaudited)
	2009	2008
		(Restated)
Tax holiday effect	$5,115,400	$3,812,238
Basic net income per share excluding tax holiday effect	$0.30	$0.46

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our condensed consolidated financial statements for the three months ended September 30, 2008. Specifically, we have restated our condensed consolidated balance sheets as of September 30, 2008 and our condensed consolidated statements of operations and cash flows for the three months ended September 30,2008 as reported in the amended annual report on Form 10K/A for the fiscal year ended December 31, 2008. The restatement is fully described in the “Explanatory Note” immediately preceding Part I, Item 1of the amended annual report on Form 10K/A for December 31, 2008 filed concurrently with this report and in Note 3 to the condensed consolidated financial statements in this report.

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K/A for the year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission (SEC)..

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

At September 30, 2009, the Company provided a $512,013 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at September 30, 2009 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2009, the Company provided an allowance against its inventories amounting to $38,077. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories.  In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with ASC 605. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1.      Persuasive evidence of an arrangement exists;
2.      Delivery has occurred or services have been rendered;
3.      The seller’s price to the buyer is fixed or determinable; and
4.      Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of ASC 605 with minimal subjectivity.

RECENT ACCOUNTING PRONOUNCEMENT

A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
		(Restated)

SALES REVENUE	$78,818,666	$70,593,949	100%	100%
COST OF GOODS SOLD	34,687,505	23,402,407	44	33
GROSS PROFIT	44,131,161	47,191,542	56	67
Selling and marketing	12,245,746	9,938,877	16	14
Advertising	9,013,087	9,913,728	11	14
General and administrative	6,457,734	4,690,793	8	7
Depreciation and amortization	1,409,399	1,024,436	2	1
Total operating expenses	29,125,966	25,567,834	37	36
INCOME FROM OPERATIONS	15,005,195	21,623,708	19	31
Equity in earnings (loss) from unconsolidated entities	(563,608)	49,417	(1)	0
Interest expense, net	(1,106,805)	(1,143,013)	(1)	(2)
Other income (expense), net	(49,165)	91,986	0	0
INCOME BEFORE INCOME TAXES	13,285,617	20,622,098	17	29
Income taxes	3,257,771	4,339,045	4	6
NET INCOME	10,027,846	16,283,053	13	23
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	651	-	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$10,027,195	$16,283,053	13%	23%

Sales Revenue

Sales revenue for the third quarter of 2009 was $78,818,666, an increase of $8,224,717 over revenue for the third quarter of 2008. We classify our sales revenue in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Net sales revenue by segments and product categories were as follows:

	Three Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)

Revenue from pharmaceutical products	$66,023,106	$62,095,466	$3,927,640	6%
Revenue from nutraceutical products	9,241,744	8,498,483	743,261	9%
Total manufacturing revenue	75,264,850	70,593,949	4,670,901	7%
Distribution revenue	3,553,816	-	3,553,816	100%
Total sales revenue	$78,818,666	$70,593,949	$8,224,717	12%

Sales of our pharmaceutical products increased by $3,927,640, or 6%, as compared to the same period of 2008 primarily due to the following factors:

•
The sales of our prescription pharmaceutical products increased from $24,302,150 during the third quarter of 2008 to $29,825,894 in the same period of 2009, or a 23% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule, Boke and CCXA prescription pharmaceutical products despite the decrease in sales of our SHL products. The overall increase in sales was supported by our continuous marketing efforts, increase in new prescription  products offering, as well as expanding coverage to the previously unaddressed rural market; Our newly launched products, such as YuYeQingHuo Capsules which treat throat inflammation, have offset some of the negative impact from the healthcare reform; and

•
The sales of our OTC pharmaceutical products decreased from $37,793,316 during the third quarter of 2008 to $36,197,212in the same period of 2009, or a 4% decrease. This is primarily due to decrease in the sales of our Jinji Yimucao, which is a product included the china’s essential drug list. Our distributors reduced their order this quarter in anticipating a decrease in average selling price when the government auctions begin in the fourth quarter. We expect the sales of our OTC products will resume once the selling price is stabilized. We continue to introduce new products to diversify our product portfolio and reduce concentration risks. Our newly launched products, such as Shedanchuan beiye which treat inflammation and cough, have offset some of the negative impact from the healthcare reform.

Sales from our nutraceutical products increased from $8,498,483 during the third quarter of 2008 to $9,241,744 in the same period of 2009, representing a growth of 9%. This increase was mainly attributed to new beverage products launched in the beginning of 2009.

The Company has recorded $3,553,816 distribution revenue from Nuo Hua's majority owned subsidiary, during the three months ended September 30, 2009. Since the Company’s investment in Nuo Hua did not occur until October, 2008, the Company had no distribution revenue for the quarter ended September 30, 2008.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $34,687,505 for the three months ended September 30, 2009, compared to $23,402,407 for the three months ended September 30, 2008.

	Three Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)

Pharmaceutical products	$26,901,622	$20,017,437	$6,884,185	34%
Nutraceutical products	4,387,620	3,384,970	1,002,650	30%
Total manufacturing cost	31,289,242	23,402,407	7,886,835	34%
Distribution cost	3,398,263	-	3,398,263	100%
Total cost	$34,687,505	$23,402,407	$11,285,098	48%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 34% and 30% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, respectively. These increases are mainly attributed to our increase in sales and the increase in production cost. The Company had no distribution revenue and thus there was no corresponding cost of goods sold with respect to distribution services for the three months ended September 30, 2008.

Gross profit decreased by $3,060,381, for the three months ended September 30, 2009 over the three months ended September 30, 2008.

Gross profit as a percentage of net revenues decreased from 67% in the comparable period of the prior year to 56% in the third quarter of 2009. The primary reason was increased sales of more lower margin products by CCXA in the third quarter of 2009 compared to the same period of 2008. Further, the purchase prices of certain raw materials increased the cost of goods sold and lower margin distribution business from Nuo Hua also contributed to lower gross profit.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $9,938,877 in the three months ended September 30, 2008 to $12,245,746 in the same period of 2009, representing an increase of 23%. The details of our selling and marketing expenses are as follows:

	Three Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)

Promotional materials and fees	$8,063,949	$6,524,206	$1,539,743	24%
Payroll	1,341,682	1,427,577	(85,895)	-6%
Shipping	1,273,117	897,516	375,601	42%
Traveling	523,683	448,739	74,944	17%
Sales conference	835,979	248,052	587,927	237%
Offices supplies	156,117	156,749	(632)	0%
Other expenses	51,219	236,038	(184,819)	-78%
TOTAL	$12,245,746	$9,938,877	$2,306,869	23%

The increase in selling and marketing expenses in the quarter ended September 30, 2009 compared to the same quarter during 2008 was primarily due to the following factors:

•
Promotional materials and fees increased 24% from $6,524,206 to $8,063,949 during the third quarter of 2009 as compared to the same quarter of 2008. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•
Shipping increased 42% from $897,516 to $1,273,117 during the third quarter of 2009 as compared to the same quarter of 2008. This was primarily due to the increase of net sales and the increase cost of logistics.

•
Sales conference increased 237% from $248,052 to $835,979 during the third quarter of 2009 as compared to the same quarter of 2008. The increase was mainly due to the additional internal conferences which being held to plan, coordinate and to formulate sales policies in response to china’s health care reform plan. The company held more external sales conference to promote existing and new prescription products. We held more promotional conferences for our SHL products in particular, to offset the negative impact caused by fatal incidents and product quality issues of similar products manufactured by other companies.

Advertising

Advertising expenses decreased by $900,641, from $9,913,728 in the third quarter of 2008 to $9,013,087 in the same quarter of 2009. Advertising expenses as a percentage of revenue decreased from 14% in the third quarter of 2008 to 11% in the same quarter of 2009. As the general advertising cost of media in the PRC continues to increase, we decreased media advertising activities but increased other promotional activities and direct sales efforts to support the continuous growth of our revenue efficiently.

General and Administrative

General and administrative expenses from $4,690,793 in the third quarter of 2008 to $6,457,734 in the same quarter of 2009, or a 38% increase.  The details of general and administrative expenses were as follows:

	Three Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
		(Restated)

Payroll	$774,013	$896,810	$(122,797)	-14%
Directors’ remuneration	230,000	310,000	(80,000)	-26%
Professional fees – accounting	913,925	141,783	772,142	545%
Maintenance and repair	756,373	62,463	693,910	1111%
Staff welfare and insurance	392,952	386,137	6,815	2%
Research and development	637,657	437,712	199,945	46%
Trip and traveling	257,927	237,465	20,462	9%
Office supplies	176,861	137,119	39,742	29%
Vehicles and utilities	152,716	137,605	15,111	11%
Stock compensation	789,735	615,586	174,149	28%
Other expenses	1,375,575	1,328,113	47,462	4%
TOTAL	$6,457,734	$4,690,793	$1,766,941	38%

The increase in general and administrative expenses in the three months ended September 30, 2009 compared to the same period during 2008 was primarily due to the following factors:

•
Payroll expenses decreased by $122,797, or 14% as compared to the same quarter during 2008. These reflect the Company’s increased efforts in optimization of human resource management and cost control; and·

•
Accounting related professional fees increased by $772,142, or 545% as compared to the same quarter during 2008, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited and additional accrual of audit fee to our new auditors; and

•	Research and development increased by $199,945, or 46%, as compared to the same period of 2008, due to our increased R&D effort on new products and existing products enhancement; and

•
Maintenance and repair fees increased by $693,910, or 1111%, as compared to the same period of 2008. We incurred additional expense during the third quarter of 2009 in upgrading our existing equipments and technologies, as of result of more stringent GMP manufacturing standards and to improve production efficiency; and

•
Stock compensation expense increased from $615,586 in the third quarter of 2008 to $789,735 in the same quarter of 2009 due to our additional amortization cost of new stock options issued to the executives and the senior management in late 2008 and the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased by $384,963 or 38%, in the quarter ended September 30, 2009 compared to the same quarter during 2008. This increase was primarily due to the depreciation and amortization charges of the facilities and lands acquired during 2008.

Interest Expense, Net

Net interest expense was $1,106,805 for the three months ended September 30, 2009, which was comparable to net interest expense of $1,143,013 for the three months ended September 30, 2008.

Income Taxes

Income tax expense for the quarter ended September 30, 2009 was $3,257,771, compared to $4,339,045 for the quarter ended September 30, 2008. The Company’s effective tax rate for this quarter was 24.5%.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Restated)

SALES REVENUE	$196,117,893	$168,372,552	100%	100%
COST OF GOODS SOLD	81,942,766	54,808,490	42	33
GROSS PROFIT	114,175,127	113,564,062	58	67
Selling and marketing	26,853,377	22,656,477	14	13
Advertising	22,360,380	21,760,300	11	13
General and administrative	15,981,195	14,235,806	8	9
Depreciation and amortization	5,118,588	3,012,107	3	2
Total operating expenses	70,313,540	61,664,690	36	37
INCOME FROM OPERATIONS	43,861,587	51,899,372	22	30
Equity in loss from unconsolidated entities	(299,072)	(591,650)	(0)	(0)
Interest expense, net	(4,306,143)	(1,156,782)	(2)	(1)
Other expense, net	(164,103)	(264,515)	(0)	(0)
INCOME BEFORE INCOME TAXES	39,092,269	49,886,425	20	29
Income taxes	9,463,093	10,655,299	5	6
NET INCOME	29,629,176	39,231,126	15	23
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(118,866)	-	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$29,748,042	$39,231,126	15%	23%

Sales Revenue

Sales revenue for the nine months ended September 30, 2009 were $196,117,893, an increase of $27,745,341 over sales revenue for the same period of 2008. We classify our sales revenue in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Sales revenue by segments and product categories were as follows:

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008

Revenue from pharmaceutical products	$159,141,380	$143,747,290	$15,394,090	11%
Revenue from nutraceutical products	27,677,227	24,625,262	3,051,965	12%
Total manufacturing revenue	186,818,607	168,372,552	18,446,055	11%
Distribution revenue	9,299,286	-	9,299,286	100%
Total sales revenue	$196,117,893	$168,372,552	$27,745,341	16%

Sales of our pharmaceutical products increased by $15,394,090, or 11%, as compared to the same period of 2008 primarily due to the following factors:

•
The sales of our prescription pharmaceutical products increased from $58,879,490 during the first nine months of 2008 to $71,192,969 in the same period of 2009, or a 21% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule, BOKE and CCXA prescription pharmaceutical products despite the decrease in sales of our SHL products. The overall increase in sales was supported by our continuous marketing efforts, increase in new products offering, as well as expanding coverage to the previously unaddressed rural market; Our newly launched products, such as YuYeQingHuo Capsules which treat throat inflammation, have offset some of the negative impact from the healthcare reform and

•
The sales of our OTC pharmaceutical products increased from $84,867,800 to $87,948,411, or a 4% increase. This was attributable to the increase in sales of our Boke and CCXA products as a result of improved recognition of our product supported by our marketing campaigns. The increase was partially offset by decrease in the sales of our Jinji Yimucao, which is a product included the China’s essential drug list. Our distributors reduced their order in anticipating a decrease in average selling price when the government auctions begin in the fourth quarter. We expect the sales of our OTC products will resume once the selling price is stabilized. We continue to introduce new products to diversify our product portfolio and reduce concentration risks. Our newly launched products, such as Shedanchan beiye which treat inflammation and cough, have offset some of the negative impact from the healthcare reform; and

Sales from our nutraceutical products increased from $24,625,262 during the nine months ended September 30 of 2008 to $27,677,227 in the same period of 2009, representing a growth of 12%. This increase was mainly attributed to new beverage products launched during the nine months ended September 30 of 2009.

The Company has recorded $9,299,286 distribution revenue from Nuo Hua's majority owned subsidiary, during the nine months ended September 30, 2009. Since the Company’s investment in Nuo Hua did not occur until October, 2008, the Company had no distribution revenue for the first nine months ended September 30, 2008.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $81,942,766 for the nine months ended September 30, 2009, compared to $54,808,490 for the nine months ended September 30, 2008.

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)

Pharmaceutical products	$61,195,896	$45,114,645	$16,081,251	36%
Nutraceutical products	11,812,384	9,693,845	2,118,539	22%
Total manufacturing cost	73,008,280	54,808,490	18,199,790	33%
Distribution cost	8,934,486	-	8,934,486	100%
Total cost	$81,942,766	$54,808,490	$27,134,276	50%

The cost of goods sold of pharmaceutical and nutraceutical products increased by 36% and 22%, respectively, in the nine months ended September 30, 2009 compared to the same period of 2008. These increases are attributed to our increase in sales and the increase in production cost.. The Company had no distribution revenue and thus there was no corresponding cost of goods sold with respect to distribution services for the nine months ended September 30, 2008.

Gross profit increased by $611,065 or 1%, for the nine months ended September 30, 2009 over the same period of 2008.

Gross profit as a percentage of net revenues decreased from 67% in the comparable period of the prior year to 58% in the nine months ended September 30, 2009 due to sales of much lower margin products by CCXA in the nine months ended quarter September 30, 2009 compared to the same period of 2008. Further, the purchase prices of certain raw materials increased the cost of goods sold and lower margin distribution business from Nuo Hua also contributed to lower gross profit.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $22,656,477 in the nine months ended September 30, 2008 to $26,853,377 in the same period of 2009, representing an increase of 19%. The details of our selling and marketing expenses are as follows:

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)

Promotional materials and fees	$15,476,289	$12,007,766	$3,468,523	29%
Payroll	4,066,574	4,236,514	(169,940)	-4%
Shipping	3,127,419	2,362,105	765,314	32%
Traveling	1,790,547	1,786,251	4,296	0%
Sales conference	1,676,922	1,035,266	641,656	62%
Offices supplies	466,440	627,233	(160,793)	-26%
Other expenses	249,186	601,342	(352,156)	-59%
TOTAL	$26,853,377	$22,656,477	$4,196,900	19%

The increase in selling and marketing expenses in the nine months ended September 30, 2009 compared to the same period of 2008 was primarily due to the following factors:

•
Promotional materials and fees increased 29% from $12,007,766 to $15,476,289 during the nine months ended September 30, 2009 as compared to the same period of 2008. This was primarily due to the increase in our promotion activities and initiatives to support the continuous growth of our revenue.

•
Shipping increased 32% from $2,362,105 to $3,127,419 during the first three quarters of 2009 as compared to the same quarters of 2008. This was primarily due to the increase of net sales and the increase cost of logistics.

•
Sales conference increased 62% from $1,035,266 to $1,676,922 during the third quarter of 2009 as compared to the same quarter of 2008. The increase was mainly due to the additional internal conferences which being held to plan, coordinate and to formulate sales policies in response to china’s health care reform plan. The company held more external sales conference to promote existing and new prescription products. We held more promotional conferences for our SHL products in particular, to offset the negative impact caused by fatal incidents and product quality issues of similar products manufactured by other companies.

Advertising

Advertising expenses increased slightly by $600,080 from $21,760,300 in the three quarters of 2008 to $22,360,380 in the same quarters of 2009.  Advertising expenses as a percentage of revenue decreased from 13% in the nine months ended September 30, 2008 to 11% in the same period of 2009. As the general advertising cost of media in the PRC continues to increase, we decreased media advertising activities but increased other promotional activities and direct sales efforts to support the continuous growth of our revenue efficiently.

General and Administrative

General and administrative expenses increased from $14,235,806 in the nine months ended September 30 of 2008 to $15,981,195 in the same period of 2009, or a 12% increase.  The details of general and administrative expenses were as follows:

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	Increase/ (Decrease)
		(Restated)

Payroll	$2,371,278	$2,762,772	$(391,494)	-14%
Directors’ remuneration	695,230	913,333	(218,103)	-24%
Professional fees – accounting	2,342,122	1,332,659	1,009,463	76%
Maintenance and repair	798,267	78,413	719,854	918%
Staff welfare and insurance	1,011,631	1,207,057	(195,426)	-16%
Research and development	1,269,653	926,124	343,529	37%
Trip and traveling	754,309	768,232	(13,923)	-2%
Office supplies	505,261	499,482	5,779	1%
Vehicles and utilities	420,341	419,109	1,232	0%
Stock compensation	2,255,435	1,655,493	599,942	36%
Other expenses	3,557,668	3,673,132	(115,464)	-3%
TOTAL	$15,981,195	$14,235,806	$1,745,389	12%

The increase in general and administrative expenses in the nine months ended September 30, 2009 compared to the same period during 2008 was primarily due to the following factors:

•
Accounting related professional fees increased by $1,009,463, or 76% as compared to the same quarter during 2008, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited; and additional accrual of audit fee to our new auditors; and

•
Maintenance and repair fees increased by $719,854, or 918%, as compared to the same period of 2008. We incurred additional expense during the three quarters of 2009 in upgrading our existing equipments and technologies, as a result of more stringent GMP manufacturing standards and to improve production efficiency; and

•
Payroll expenses decreased by $391,494, or 14% and Staff welfare and insurance expenses decreased by $195,426, or 16% as compared to the same quarter during 2008. These reflect the Company’s increased efforts in optimization of human resource management and cost control; and

•	Research and development increased by $343,529, or 37%, as compared to the same period of 2008, due to our increased R&D effort on new products and existing products enhancement; and

•
Stock compensation expense increased from $1,655,493 in the three quarters of 2008 to $2,255,435 in the same period of 2009 due to our additional amortization cost of new stock options issued to the executives and the senior management in late 2008 and the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2,106,481, or 70%, in the nine months ended September 30, 2009 compared to the same period of 2008. This increase was primarily due to the depreciation and amortization charges of the facilities and lands acquired during 2008.

Interest Expense, Net

Net interest expense was $4,306,143 for the nine months ended September 30, 2009, compared to net interest expense of $1,156,782 for the nine months ended September 30, 2008. The increase was mainly related to the convertible notes issued in July 2008.

Income Taxes

Income tax expense for the nine months ended September 30, 2009 was $9,463,093, compared to $10,655,299 for the nine months ended September 30, 2008. The Company’s effective tax rate during the nine months ended September 30, 2009 was 24.2%.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at September 30, 2009 was $115,923,399, representing an increase of $45,286,889 or 64%, compared with our cash balance of $70,636,510 at December 31, 2008. The increase was mainly attributable to the net cash provided by operating activities of $44,325,493.

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

Cash Flow

Cash flows from operations during the nine months ended September 30, 2009 amounted to $44,325,493, representing a decrease of approximately 9% compared with cash flows from operations of $48,831,133 in the same period of 2008. The decreased cash flow was primarily due to the decrease in our net income by 24%, to $29,629,176 during the nine months ended September 30, 2009, compared with net income of $39,231,126 in the same period last year. The decrease was also due to the decrease of accounts payable, by $2,205,758. The decreased cash flow was offset by an increase in our accounts receivable and inventory of $3,390,127.

Our cash flows provided by investing activities amounted to $3,592,790 during the nine months ended September 30, 2009.  During that period, we received $6,397,106 for refundable deposit for due diligence. We also paid $2,256,148 for the purchases of construction in progress, plant and equipment and certain land use right during that period.

Our cash flows used in financing activities amounted to $2,756,346 during the nine months ended September 30, 2009. During that period, we repaid $7,501,752 bank loans and received $9,951,673 from the short-term bank loans. We also paid $5,750,000 convertible notes interest during the nine months ended September 30, 2009.

Working Capital

Our working capital increased by $39,512,641 to $126,595,346 at September 30, 2009 as compared to $87,082,705 at December 31, 2008, primarily due to our increase in cash of $45,286,889, inventories of $2,249,587. The increase was partly offset by a decrease in refundable deposit of $6,396,996.

We currently generate our cash flow through operations. We believe that our existing cash on hand and cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

As of September 30, 2009, the Company had entered into unconditional capital commitments for manufacturing facilities under construction in the People’s Republic of China for $5,809,070 within one year and $13,636,583 after one year but within five years.. In addition, the Company had advertisement contract commitments for $5,138,491.

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2009, the Company issued 20,000 shares of restricted common stock as stock compensation in connection with the services rendered by a consultant.

INFLATION

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

CURRENCY EXCHANGE FLUCTUATIONS

Majority of the Company’s revenues and expenses in the three months ended September 30, 2009 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollars at the exchange rate of 6.8412 to 1.   As a result of the appreciation of the RMB against US dollar, we recognized a foreign currency translation gain of $655,400 during the nine months ended September 30, 2009.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, consolidated financial condition and results of operations.  We do not engage in currency hedging.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

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

We have taken appropriate steps and actions to prevent these errors in the future, including the implementation of a new company-wide review and reporting system to improve processes and strengthen controls throughout the Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as disclosed in Note 3 to the Financial Statements, subsequent to the end of the third quarter during the review of the Company’s third quarter 2009 operating results, the Company identified historical accounting errors in (i) the calculation of its stock based compensation, (ii) the recognition of deferred tax liabilities of certain acquired assets, and (iii) the provision of deferred tax liabilities on undistributed earnings of foreign subsidiaries, which resulted in the misstatement of certain balance sheet and income statement items and cumulative net earnings since 2006.  We have taken appropriate steps and actions to prevent these errors in the future, including the implementation of a new company-wide review and reporting system to improve processes and strengthen controls throughout the Company.

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

ITEM 1A – RISK FACTORS

There have been no material changes or new risks since our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company issued 29,704 shares of restricted common stock as stock compensation in connection with the services rendered by a consultant. The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5 – OTHER INFORMATION

On November 15, 2009, the Company amended the 2008 and 2009 employment agreements (the “Employment Agreements”) and 2008 and 2009 stock option award agreements of each of Tony Liu (Chairman and Chief Executive Officer), Yanchun Li (Chief Financial Officer and Chief Operations Officer), Jun Min (Vice President), Binsheng Li (Chief Accounting Officer) and Wilfred Chow (V.P. of Finance) (collectively, the “Executives”).

Under the Employment Agreements each Executive was initially granted an option to purchase a certain number of shares of common stock (the "Initial Option Grant"), which number was based upon the Company's internal method for valuing each share of common stock underlying the stock option at the time of the grant (the "Per Share Value"), to reach a total annual compensation value for accounting purposes (the "Total Value").  During the review of the Company’s third quarter 2009 operating results, the Company identified historical accounting errors in the calculation of its stock based compensation.  As the result of an error in the calculation of the Per Share Value, the number of shares issuable under the Initial Option Grant was incorrect for each Executive and should have been lower.  However, the Total Value and the exercise price of the Initial Option Grant for each Executive remained unchanged.  The Board of Directors approved the amendment to the Employment Agreements and the Compensation Committee approved the reduction in the Initial Option Grant.

The reduction in the Initial Option Grant for each Executive fore 2009 and 2008 is as follows:

	2009		2008
Name	Original Option Grant	Revised Option Grant	Original Option Grant	Revised Option Grant

Tony Liu	90,285	60,780	307,428	111,850
Yanchun Li	79,746	53,685	271,543	98,794
Jun Min	59,810	40,264	203,657	74,096
Binsheng Li	49,271	33,169	167,771	61,040
Wilfred Chow	54,876	36,942	186,857	67,983

The amendment to each Employment Agreement is attached as an Exhibit to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Amendment to 2008 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.2	Amendment to 2008 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.3	Amendment to 2008 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.4	Amendment to 2008 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.5	Amendment to 2008 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
10.6	Amendment to 2009 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.7	Amendment to 2009 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.8	Amendment to 2009 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.9	Amendment to 2009 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.10	Amendment to 2009 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 16, 2009

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: November 16, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to 2008 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.2	Amendment to 2008 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.3	Amendment to 2008 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.4	Amendment to 2008 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.5	Amendment to 2008 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
10.6	Amendment to 2009 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.7	Amendment to 2009 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.8	Amendment to 2009 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.9	Amendment to 2009 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.10	Amendment to 2009 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.