Form 10-K/A
period 2008-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2010-03-15
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

The Company has the following invention patents related to material products:
Application No./Patent No.	Product Covered	Purpose	Expiration Date
00103392.1	Soybean Peptides	the equipment and method of producing small molecular peptides from protein separated from soybean	3/01/2020
200410043925.0	SHL	the production method of injection powder	10/11/2024
200510055523.7	Jinji Capsule	a drug for treatment of pelvic inflammatory disease and its production method	3/16/2025
200510010531.X	CE Gel	a method for quality control of the production of WenGuanGuoZiRen cream	11/11/2025
200610009619.4	CE Patch	a method for the extraction of effective portion of WenGuanGuoZiRen	1/12/2026
144459.0	CE Patch	the extraction of WenGuanGuoZiRen, its method of extraction and usage	1/12/2026

In addition, the Company has the following external design patents related to material products:
Application No.	Purpose	Expiration Date
01305739.1	packaging label for Jinji Capsule	3/10/2011
200630157478.1	packaging box for CE Patch	12/4/2016
200630157477.7	packaging box CE Capsulel	12/4/2016
200630157479.6	packaging box (frozen powder of SHL for injection, 1.2 gram)	12/4/2016
200730145294.8	packaging box for Jinji Yimucao	4/30/2017

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

Contractual Obligations

Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Capital Lease Obligations	7,666,839	11,734,773	-	-
Total	7,666,839	11,734,773	-	-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Issuance of Common Stock

See PART II Item 5 for issuance of unregistered common stock during the year ended 2007.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses in 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.0842 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $15,767,870. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations.   The Company's operations are exposed to a variety of global market risks, including the effect of changes in foreign currency exchange rates. The Company does not use financial derivatives to hedge exposures in the ordinary course of business or for speculative purposes.

Foreign Exchange Risk

We currently conduct substantially all of our operations through our PRC subsidiaries. The functional currency of our PRC subsidiaries is the Chinese RMB. Thefinancial statements of our PRC subsidiaries are translated to U.S. dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses, and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As the majority of our net revenue, 89% of consolidated costs and expenses, and substantially all of our assets are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, if the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets, as expressed in our U.S. dollar financial statements could decline. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, the U.S. dollar equivalent of the RMB we convert would be reduced. On the other hand, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could reduce the amount of the U.S. dollars available. In addition, the appreciation of the RMB could make our customers’ products more expensive to purchase, because some of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results.
The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.
The PRC government imposes control over the conversion of RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

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

Since a significant amount of our future revenues are expected to be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB with respect to foreign exchange transactions.

We recognized a foreign currency translation adjustment of $15.8 million and $11.6 million as of December 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.8542 RMB to $1.00 USD as compared to 7.3141 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the fourth quarter ended December 31, 2008 and 2007 were 6.8547 RMB and 7.4158 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page to this report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

AOB maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOB under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and form and that such information is accumulated and communicated to AOB’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOB’s disclosure controls and procedures (as defined in Exchange Act Rule s 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. In addition, as a result of the errors in our 2007 and 2008 interim and annual period reports, whicherrors were identified subsequent to the evaluation of our disclosure controls and procedures as of December 31, 2008, we re-evaluated such controls in light of the errors. The re-evaluation process included (i) a detailed study of (A) how the errors occurred, (B) when and how the errors were discovered, (C) when the errors were communicated to the audit committee and (D) when and how the errors were resolved and disclosed to the public and (ii) a review of existing control procedures in the areas where the errors had occurred. Based upon such re-evaluation and after considering the materiality of the errors, management concluded that there was no impact on its assessment as of December 31, 2008 that the disclosure controls and procedures were effective.

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

10.10(a)	Employment Agreement, dated April 10 2009, by and between American Oriental Bioengineering, Inc. and Tony Liu, filed herewith.

10.10(b)	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Yanchun Li, filed herewith.

10.10(c)	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Jun Min, filed herewith.

10.10(d)	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Binsheng Li, filed herewith.

10.10(e)	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Wilfred Chow, filed herewith.

14
Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November 9, 2006, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

21
Subsidiaries of the Registrant, (incorporated by reference to the Annual Report on Form 10-K,  (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2009).

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

FINANCIAL SCHEDULES

SCHEDULE II

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

Date: March 15, 2010	By:	/s/ Tony Liu
	By:	Tony Liu
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2010
Tony Liu

/s/ Yanchun Li	Chief Financial Officer, Chief Operating Officer, Secretary and Director	March 15, 2010
Yanchun Li

/s/ Jun Min	Vice President and Director	March 15, 2010
Jun Min

/s/ Binsheng Li	Chief Accounting Officer and Director	March 15, 2010
Binsheng Li

/s/ Cosimo J. Patti	Independent Director	March 15, 2010
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	March 15, 2010
Xianmin Wang

/s/ Eileen Brody	Independent Director	March 15, 2010
Eileen Brody

/s/ Lawrence S. Wizel	Independent Director	March 15, 2010
Lawrence S. Wizel

/s/ Baiqing Zhang	Independent Director	March 15, 2010
Baiqing Zhang

FINANCIAL SCHEDULE II

Valuation and Qualifying Accounts

Description	Balance at December 31, 2005	Additions		Deductions	Balance at December 31, 2006	Additions		Deductions	Balance at December 31, 2007	Additions		Deductions	Balance at December 31, 2008
		(1) charge to costs and expenses	(2) Charged to other accounts			(1) charge to costs and expenses	(2) Charged to other accounts			(1) charge to costs and expenses	(2) Charged to other accounts
Allowance for doubtful accounts	$266,248			$226,472	$39,776	$262,494			$302,270			$75,940	$226,330
Allowance for inventories	$842,112			$226,560	$615,552			$378,125	$237,427			$69,998	$167,429

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONTENTS

PAGE	2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	3-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	6-7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	8-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGE	10-38	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also include the financial statement schedule on page 62.  We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nuo Hua Investment Company Ltd., which was acquired October 18, 2008, and Guangxi HuiKe Pharmaceutical Research and Development Co., Ltd., which was acquired October 20, 2008, and whose combined financial statements constitute 11% and 10% of net and total assets, respectively, and 2% of revenues and (25%) of net income of the consolidated financial statements as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Nuo Hua Investment Company Ltd. and GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(iii)           The Company identified errors in the recording of a deferred tax liability on its foreign subsidiaries’ post-2007 undistributed earnings. The errors were identified after the Company re-examined applicable tax laws and accounting standards. Since the Company has asserted permanent reinvestment of its foreign subsidiaries’ undistributed earnings, no deferred tax liability should have been recorded for any outside basis differences and related translation adjustments. The original accounting entry was a credit to Deferred Tax Liability and a debit to Other Comprehensive Income recorded at the end of 2008 for the foreign currency translation adjustment during 2008. Since the foreign currency translation adjustment is a component of Other Comprehensive Income, we basically reversed the original entry to correct the error.

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

NOTE 12 - ACQUISITIONS

2008 Acquisitions

1. Nuo Hua Acquisition

On October 18, 2008, the Company acquired from the Nuo Hua Investment Company Limited (“Nuo Hua”) shareholders all of the issued and outstanding shares of capital stock of Nuo Hua. Nuo Hua owns 55% equity of Yushuntang Pharmaceutical Co., Ltd. in Jilin province, and 30% equity of a wholesale and distribution company in Shandong province, (“Nuo Hua Affiliate”). Nuo Hua, through its subsidiary and affiliated company, distributes pharmaceutical products through sales network covering major urban and rural areas in China. Nuo Hua consolidates YST'S financial results and account for Nuo Affiliate using equity accounting.

The acquisition cost was $39,500,000 in cash and the amount was paid in full as of December 31, 2008.

The following table summarizes the consideration paid for Nuo Hua and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in Nuo Hua’s 55% owned subsidiary Yushuntang Pharmaceutical Co., Ltd..

Fixed assets	$126,612
30% Equity investment in Nuo Hua Affiliate	33,353,879
Accounts receivable	4,480,710
Inventory	1,424,039
Other current assets	252,505
Total assets purchased	39,637,745
Accounts payables	4,347,904
Other current liabilities	515,656
Total liabilities assumed	4,863,560
Non-controlling interest in Yushuntang	625,070
Net assets acquired	34,149,115
Total consideration paid	39,500,000
Goodwill	$5,350,885

The Company performed valuation of the acquired assets and assumed liabilities internally based on guidance sets forth by FAS 141, par. 37. The 30% Equity investment in Nuo Hua Affiliate is based on appraised value. If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Details of the acquired IPR&D were summarized as follow:

Material Project	Fair Value Assigned	Project Description	Completeness at Acquisition Date and Efforts to Complete the Projects	Estimated Cost to Complete the Project	Anticipated Completion Date
Project 1	$1,700,000	Nutraceutical product to increase bone density	Waiting for appraisal meeting with SFDA	$73,000	June 2009
Project 2	$2,111,000	Pharmaceutical product to treat disease related to urinary system	Passed efficacy test	$4,469,000	October 2010
Project 3	$1,759,000	Pharmaceutical product for simple obesity	Waiting for approval notice and will start pre-production trial process	$58,000	March 2009
Project 4	$1,584,000	Pharmaceutical product for anti radiation	Applied for production license	$66,000	May 2009
Project 5	$1,349,000	Functional Cosmetics	Passed efficacy test	$58,000	October 2009
Project 6	$1,876,000	Pharmaceutical product for illness related to liver and kidney	Waiting for approval notice and will start pre-production trial process	$1,796,000	August 2010
Project 7	$1,876,000	Pharmaceutical product treating cough	Passed efficacy test	$1,657,000	October 2009

*  Represents projects completed prior to November 2009

The amount of the purchase price allocated to the acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products.

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

Since the Company decided to reinvest the earnings from foreign subsidiaries indefinitely, we have no temporary differences or unrecognized deferred tax liabilities related to investments in foreign subsidiaries

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The Company’s tax expense differs from the “expected” tax expense as follows:

	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Income tax computed at the statutory tax rate at 33% for year 2006 and 2007 and 25% for year 2008	$14,923,772	$17,119,518	$12,083,960
Changes in valuation allowance	3,174,394	1,813,132	1,322,400
Preferential tax rate effect	(8,424,544)	(10,013,546)	(6,088,647)
Effect of tax rate changes on deferred tax	-	(1,042,151)	-
Permanent difference:
Written off IPR&D expenses	3,063,812	-	-
Others	(101,962)	134,295	99,202

Income tax expense	$12,635,472	$8,011,248	$7,416,915

Preferential tax effect reflects the difference between enacted tax rate and favorable tax concession granted to certain subsidiaries of the Company.

The provisions for income taxes for the year ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Restated)	(Restated)
Current	$12,469,511	$8,840,665	$7,908,963
Deferred	165,961	(829,417)	(492,048)
Total	$12,635,472	$8,011,248	$7,416,915

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
	(Restated)	(Restated)
Deferred tax assets
Current
Bad debts	$9,651	$—
Other costs	337,565	15,297
Total current deferred tax assets	347,216	15,297
Non-current
Bad debts	216,094	211,551
Amortization	164,313	98,239
Other costs	858,636	801,840
Stock provision	32,083	289,511
Depreciation	42,706	97,340
Total non-current deferred tax assets	1,313,832	1,498,481
Total deferred tax assets	$1,661,048	$1,513,778
Deferred tax liabilities
Current
Over accrual of welfare	$(114,842)	$—
Boke acquisition	-	—
CCXA acquisition	45,704
Other	(109,793)
Total current deferred tax liabilities	(178,931)	-
Non-current
Over accrual of welfare	(18,283)	(146,154)
Amortization	(291,034)	(208,519)
Depreciation	(130,803)	(51,976)
Government grant	(1,019,319)	(887,633)
GLP acquisition	(6,362,131)	(6,049,506)
CCXA acquisition	(4,429,843)	(4,340,893)
Boke acquisition	(5,334,072)	(4,889,663)
Other	(50,026)	(97,280)
Total non-current deferred tax liabilities	(17,635,511)	(16,671,624)
Total deferred tax liabilities	(17,814,442)	(16,671,624)
Net deferred tax liabilities	$(16,153,394)	$(15,157,846)

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

(b) Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semifinished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

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