Form 10-Q/A
period 2009-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2010-03-15
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to amend Item 4 of Part I: Controls and Procedures and to file Exhibit 10.11 Form of Stock Award and Non-Qualified Stock Option Grant Agreement.

This Amendment does not reflect any events occurring subsequent to November 16, 2009, the filing date of the original report.

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

The reduction in the Initial Option Grant for each Executive fore 2009 and 2008 is as follows:

	2009		2008
Name	Original Option Grant	Revised Option Grant	Original Option Grant	Revised Option Grant

Tony Liu	90,285	60,780	307,428	111,850
Yanchun Li	79,746	53,685	271,543	98,794
Jun Min	59,810	40,264	203,657	74,096
Binsheng Li	49,271	33,169	167,771	61,040
Wilfred Chow	54,876	36,942	186,857	67,983

The amendment to each Employment Agreement is attached as an Exhibit to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1 *	Amendment to 2008 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.2 *	Amendment to 2008 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.3 *	Amendment to 2008 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.4 *	Amendment to 2008 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.5 *	Amendment to 2008 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
10.6 *	Amendment to 2009 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.7 *	Amendment to 2009 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.8 *	Amendment to 2009 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.9 *	Amendment to 2009 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.10 *	Amendment to 2009 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
10.11	Form of Stock Award and Non-Qualified Stock Option Grant Agreement, filed herewith
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

________________
* Previously filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: March 15, 2010

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: March 15, 2010

EXHIBIT INDEX

Exhibit No.	Description
10.1 *	Amendment to 2008 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.2 *	Amendment to 2008 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.3 *	Amendment to 2008 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.4 *	Amendment to 2008 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.5 *	Amendment to 2008 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
10.6 *	Amendment to 2009 Employment Agreement, by and between the Company and Tony Liu, dated November 15, 2009
10.7 *	Amendment to 2009 Employment Agreement, by and between the Company and Yanchun Li, dated November 15, 2009
10.8 *	Amendment to 2009 Employment Agreement, by and between the Company and Jun Min, dated November 15, 2009
10.9 *	Amendment to 2009 Employment Agreement, by and between the Company and Binsheng Li, dated November 15, 2009
10.10 *	Amendment to 2009 Employment Agreement, by and between the Company and Wilfred Chow, dated November 15, 2009
10.11	Form of Stock Award and Non-Qualified Stock Option Grant Agreement, filed herewith
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Acting Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

________________________
*Previously filed.