Form 10-K
period 2009-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2010-03-15
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held on June 30, 2009 by non-affiliates of the registrant was $327,174,037 based on the closing price of $5.29 per share as reported on the New York Stock Exchange on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

On February 28, 2010, 78,321,439 shares of the registrant’s Class A Common Stock, $0.001 par value and 1,000,000 shares of the registrant’s Preferred Stock, $0.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Overview

We are a leading China-based, vertically integrated pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical and healthcare products. A majority of our current products are offered and derived from Chinese based traditional medicines and are manufactured using plant based materials. Our profitable and diversified business is comprised of prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products have well recognized brands in China and have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail outlets in all provinces, including rural areas and major cities in China, through the efforts of our sales and marketing professionals. We leverage our relationships with distributors to distribute our products to both urban and rural areas of China. We have experienced substantial growth in recent years and intend to use our established business as a platform for continued growth both organically and through strategic acquisitions.

Our revenues increased from $265 million in 2008 to $296 million in 2009, representing an increase of 12% year over year. The following table represents the manufacturing revenues realized from the sale of our Pharmaceutical and Nutraceutical products, as well as our distribution revenue from our distribution business for the periods indicated:

	For the Year Ended December 31,		Percent
	2009	2008	Change
Revenue from pharmaceutical products	$244,168,159	$224,904,348	9%
Revenue from nutraceutical products	39,125,655	34,266,739	14%
Total manufacturing revenue	283,293,814	259,171,087	9%
Distribution revenue	12,856,966	5,471,971	135%
Total revenues	$296,150,780	$264,643,058	12%

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

We currently market over 90 pharmaceutical products in China. Two flagship prescription pharmaceutical products currently marketed in China are Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, and Cease Enuresis Soft Gel, or CE Gel. SHL Injection Power is an anti-viral injection effective in treating respiratory infections, bronchitis and tonsillitis, and CE Gel is indicated to alleviate bedwetting. We market our SHL Injection Powder through our brand name SHJ, and our CE Gel through Harbin Three Happiness Bioengineering Co., Ltd, or Three Happiness, which are both well-recognized brand names in China. These products are detailed to physicians at hospitals and clinics through the efforts of our sales force and through educational physician conferences and seminars. Besides, we enhance our sales force for other prescription pharmaceutical products in 2009.

Over-the-counter pharmaceutical products are similar to our prescription pharmaceutical products in that they are approved by the SFDA, but are sold over-the-counter direct to consumers in pharmacies and other retail outlets. Our over-the-counter pharmaceutical products include Jinji Series, Cease Enuresis Patch, and CE Patch, and Boke Series. Jinji Series is a line of products approved for the treatment of various women’s health indications including endometritis, annexitis, pelvic inflammation, premenstrual and menopausal symptoms. CE Patch is a product indicated to alleviate bedwetting and for the treatment of incontinence. Boke Series is a line of nasal products indicated to alleviate sinus infections and nasal congestions. Our Jinji line of products, our CE Patch and our Boke Series are proprietary branded products and have leading market positions in the over-the-counter segments in which they compete and are marketed through our extensive direct-to-consumer advertising campaign. We highlight the quality and benefits of these products through television, newspaper and print advertisements.

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

China Ministry of Health ("MOH") published its Essential Drug List (the "EDL") by the end of 2009 accepting 307 drugs, among which 102 are Traditional Chinese Medicine ("TCM").  We have 61 of our TCM products included in the EDL. In addition, we currently have a total of 158 products including the above said 61 EDL drugs accepted by the National Healthcare Insurance Catalog.

In October 2008, through the acquisition of Nuo Hua Investment Company Ltd. (“Nuo Hua”), distribution of pharmaceutical products became part of our businesses. Nuo Hua is a holding company with a subsidiary and affiliated company that maintain a significant presence in pharmaceutical wholesale and retail distribution in China. We now distribute more than 6,000 pharmaceutical products.

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

Pharmaceutical Market

The pharmaceutical industry in China was approximately $147 billion in 2009 and China is expected to become the world’s fifth largest pharmaceutical market by 2010, which includes western medicine and TCM. This growth is being driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted for RMB 850 billion, or $124 billion, over the next three years to make medical services and products more affordable and accessible to the whole population.

Traditional Chinese Medicine Market

The TCM market for pharmaceutical products in China was approximately $33.82 billion in 2009, accounting for approximately 26% of all expenditures on medicine in China. TCM, including prescription and over-the-counter pharmaceuticals, have been widely used in China for thousands of years and are deeply ingrained in the Chinese culture. Historically, TCM consisted primarily of mixtures of dried herbs and, in some cases, animal parts and minerals. These mixtures would be boiled and simmered at home to create a medicinal tea or soup. These liquid concoctions were inconvenient to prepare and take, and their dosage and quality were inconsistent due to varied methods of preparation and differences in the quality of ingredients. Despite these characteristics, we believe that consumers perceive TCM products to have a superior safety profile compared to western pharmaceuticals and TCM are more effective in treating chronic and frequently occurred illnesses. In recent decades, Chinese pharmaceutical manufacturers have applied modern production technologies to produce TCM with consistent quality and a variety of formulations, such as tablets, capsules and powders, which we refer to as modernized TCM.

We believe the People’s Republic of China (“PRC”) is committed to supporting and promoting the development of modernized TCM, as evidenced by the government formulating an industry development plan for the modernized TCM sector and adding more modernized TCMs to the national medicine catalog of the National Medical Insurance Program. Additionally, the State Administration of Traditional Chinese Medicine, a national government agency, formulates TCM industry policies for the development of TCM and provides research grants for TCM research and development.

The latest published Essential Drug List by MOH covers 307 drugs, about one third of which are TCM products, demonstrating the support of TCM from the Chinese government.

We believe that TCM will remain mainstream medicines in China and will continue to grow as a result of:

●	China’s longstanding preference for TCM remedies;

●	government support for modernized TCM as a key component of increasing quality of healthcare;

●	existence of well-recognized brands supported by a long history;

●	the rapidly growing over-the-counter market, in which TCM makes up more than half; and

●	lower pricing as compared to western medicine.

Nutraceutical Market

The Chinese nutraceutical market, comprised of functional foods, functional beverages and dietary supplements is a multi billion market and is growing. While there are no official definitions of the functional food and beverage categories in China, this is generally accepted to mean conventional food and beverages with added ingredients beneficial to the human body. Functional foods are most commonly fortified with nutritional ingredients such as calcium, soy products or dairy products. Functional beverages are typified by sports drinks, energy drinks, vitamin-enhanced water and other similar nutritional drinks. Dietary supplements are products that are intended to supplement the diet with vitamins, minerals, herbs, amino acids or other plant-based products. These types of supplements are typically ingested in the form of a pill, capsule, tablet or in liquid form. The main channels for distributing nutraceutical products, including health foods, in China are supermarkets and retail outlets.

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

Financial Information about Industry Segments

Since October 2008, we have two operating segments based on our major lines of businesses: manufacturing and distribution. For additional information please refer to Note 5 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

 Seasonality of Operating Results

Historically our fourth quarter operating results are usually stronger than other quarters, while we cannot pin point the exact cause effect relations with respect to the sales and seasonal changes, we believe a number of factors have played a role, including but not limited to Chinese consumer spending patterns, coincidence with regulatory policy promulgations, key products related to diseases that are seasonal, such as flu and cold. We expect such seasonality to continue in the normal course of our business.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our pharmaceutical and nutraceutical products.

●
Fully Integrated Platform for Sustainable Growth. We are a vertically integrated pharmaceutical and nutraceutical company with our own development, manufacturing, commercialization and distribution capabilities for the prescription pharmaceutical, over-the-counter pharmaceutical and nutraceutical markets. Our nationally recognized branded products are distributed to all provinces, including rural areas and major cities in China. We believe these capabilities can be leveraged to provide substantial organic growth across all of our product categories and can serve as a platform for integrating additional acquisitions.

● ●
Diverse Product Categories That Provide Operating Flexibility.Our business consists of three product categories including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products treat different therapeutic areas including women’s health, nasal, bedwetting and anti viral. Each of these competes in a market segment with differentiated regulatory, economic and general market characteristics. We believe this diversification reduces our dependence on any one market segment and enables us to react quickly to evolving market conditions in China in order to optimize our business operations.

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

●
Demonstrated Ability to Identify and Integrate Acquisitions. We have completed and integrated seven acquisitions in the last five years, each of which has contributed to our revenue and earnings growth. These acquisitions also added value to our brands, enhanced our products development capabilities, expanded our distribution networks and broadened our products offering. Our disciplined approach to acquisitions is based on well-defined criteria and is supported by multi-disciplinary team dedicated to these business development activities, which we believe positions us well to participate in further consolidation in our industries.

●
Experienced and Results-Oriented Management Team. Major members of our senior management team have worked together for over 15 years and have contributed significantly to the growth of our business. Our management team has extensive experience with the People’s Republic of China, or PRC, government and the market for pharmaceutical and nutraceutical products. Our management team encourages a strong corporate culture, which we believe contributes to our overall results.

●
Centralized R&D function to generate robust pipeline of new products. In addition to a portfolio of prescription and over-the-counter pharmaceutical products that are approved by SFDA, but have not been commercially launched, we are also building a centralized R&D function to generate pipeline of new products. We believe company with its own proprietary technology and patented products will be more competitive and can command a higher margin.

 Our Strategy

Our objective is to become the market leader for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

●
Cultivating AOBO as a Unified Mega Brand in Its Own Right, Fusing the Synergy among Our Nationally Established Individual Brands, such as, Jinji, Boke, CE, etc. Our vision is to create a unified mega brand for AOBO so that we can leverage on the establishment of all individual brands of ours to boost our chance of winning in the government sponsored competitive tendering processes for EDL products as well as those on the national insurance catalogs.  We believe a reasonably priced product with a brand name will be more appealing to consumers, patients, and doctors.

●
Promoting Our Existing Brands to Maintain National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts. To achieve this goal, we plan to:

●
detail the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces in China through the efforts of our sales force and through educational physician conferences and seminars; and

●
expand our extensive direct-to-consumer advertising campaign highlighting the quality and benefits of our fast growing over-the-counter pharmaceutical products through television, newspaper and print advertisements.

●
Developing and Introducing Additional Products to Expand or Strengthen Our Existing Portfolio. We plan to focus our research and development capabilities towards expanding our existing portfolio of approved products. We have over 400 prescription and over-the-counter pharmaceutical products in our portfolio that are currently approved but have not been commercially launched. In addition, we intend to conduct clinical trials for new modernized products and product line extensions for our existing products. We plan to introduce other proprietary products to leverage our branded market leadership position, particularly in the therapeutic areas we already have an establishment to develop product line extensions for our existing products and areas such as cancer and cardiovascular disease.

●
Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond the current distribution points in China to drive additional growth of our existing and future products. We currently contract with over 320 distributors in China and plan to expand upon these relationships to target new markets. In addition, we plan to continue to broaden our marketing efforts outside of major cities in China and increase our market penetration in cities and rural areas where we already have a presence.

We also intend to expand our presence beyond China to international markets. We plan to work with other international pharmaceutical companies in cross selling of our products.

●
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

Research and Development

We invest in our own research and development of new products. In 2009 we recorded approximately eight million dollars in research and development cost. We continue to strengthen our R&D in the future, as we believe the ultimate winners in China's pharmaceutical industry will be those that have their proprietary products with its own and unique intellectual properties. These products will play an increasingly important role with China's growing economy and per capita income.

Our research and development efforts fall into three categories, namely, the near term, intermediate term, and long term. In the near term we focus on the development, by which we mean our interest will remain in innovations on technology upgrade on existing products so that safety can be improved or on the expansion for increased indications for additional diseases. We may also in license late stage products for further development, so that the time to potential commercialization may be drastically reduced.  The goal is to launch more competitive products with a relatively short timeframe. For our long term efforts, we plan to enter major therapeutic areas, such as cancer and cardiovascular diseases.

We will also leverage on our current and potentially future alliance or cooperation with third party entities, including but not limited to universities, labs, or other pharmaceutical companies. This way we believe we can significantly reduce the time and resources that would be otherwise required.

While we will take every precaution to minimize the risk associated with potential failure of our resources invested in R&D, we cannot assure you the results of our R&D, which contains its embedded risk/reward characteristics.

Our Products

Our manufacturing business consists of three main product categories, including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Majority of our pharmaceutical products are based on non-synthetic medicinal compounds that are extracted from leaves and roots of one or more plants. All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials that has been sufficient to obtain approval by the SFDA. Nutraceutical products, also frequently referred to as functional foods, functional beverages, dietary supplements or general nutritional supplements, are intended to promote overall health and well-being. Our nutraceutical products are generally considered general nutritional supplements and are not subject to regulatory approval by the SFDA.

We currently manufacture and sell over 90 products. The following table summarizes our principal marketed pharmaceutical and nutraceutical products that comprised the majority of our revenue in the year of 2009.

Product	Distribution Point	Indication	Insurance coverage
Pharmaceutical Products

Shuanghuanglian Lyophilized Injection Powder	Rx	Respiratory infections, bronchitis and tonsillitis	National Insurance Catalog

Cease Enuresis Soft Gel	Rx	Bedwetting	None

Cease Enuresis Patch	OTC	Bedwetting and incontinence	None

Jinji Capsule	Rx&OTC	Endometritis, annexitis and pelvic inflammations	National Insurance Catalog

Jinji Yimucao	OTC	Premenstrual syndrome, or PMS, and other PMS and menopause-related symptoms	Essential Drug List

Boke Nasal Spray	OTC	Nasal congestion and sinus infection	National Insurance Catalog

Nutraceutical Products

Soy Peptide Series	OTC	Nutritional products for overall health and well-being	None

Prescription Pharmaceutical Products

Shuanghuanglian Lyophilized Injection Powder

Our SHL Injection Powder is a prescription pharmaceutical product approved and marketed for the treatment of flu symptoms, including high fever, cough and sore throat, as well as upper respiratory infections, mild pneumonia and tonsillitis. Our SHL Injection Powder, marketed under the brand name SHJ, is one of the only two formulations of SHL approved by the SFDA for intra venus injections. The approved dosage for our SHL Injection Powder is 60 mg for every kilogram of a patient’s body weight. In practice, a medical doctor will decide exactly how much SHL injection powder to use for each patient. This product consists of two plant based ingredients isolated from flowers and leaves.

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

Product safety and side effect is always a concern on TCM injection pharmaceutical products. Our SHL injection powders has not been subject to any liability claims. While we continue to conduct research to upgrade and improve the safety of the products, in 2009, HSPL where our SHL products are made had three short notice inspections by the GMP Expert Group from China SFDA, and six inspections by the provincial or municipal drug administration bureaus. We have successfully passed each of the inspections.

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

Jinji Capsule

Our Jinji Capsule is a both prescription and over-the-counter pharmaceutical product approved and marketed for the treatment of endometritis, annexitis and pelvic inflammations. This is our company’s proprietary product with well recognized brand name. This product consists of a combination of many parts of TCM plants, including roots, vines, flowers and stems. We source the majority of our raw materials for our Jinji product line from the Guangxi province, which we believe has a unique natural environment to cultivate high quality plants. We believe the combination of these quality ingredients, our manufacturing processes and our well-recognized brand name position our Jinji products well to compete in the marketplace. A course of treatment requires a dose of four capsules taken three times a day.

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

Product Pipeline

We have our own research, development and laboratory facilities and retain our own professional research and development team. We have also entered into joint research and development agreements with outside research institutes in China. We have a portfolio of approved prescription and over-the-counter pharmaceutical products that have not been commercially launched. We continue to strengthen our research and development efforts through the establishment of our research facility in Beijing and had retained a number of highly respected talents in the industry. We intend to continue introducing new modernized products to leverage our branded market leadership position, and to develop line extensions for our existing products.

We are also exploring opportunities for acquisitions that may complement our existing product lines and leverage our significant sales and distribution capabilities.

Marketing and Sales

In China, we manufacture and market more than 90 products, consisting of prescription and over-the-counter pharmaceuticals and nutraceutical. Our pharmaceutical and nutraceutical products are marketed to hospitals, clinics, pharmacies and retail stores. We maintain 100 regional representative offices throughout China and employ approximately 2,000 sales and marketing professionals. Where appropriate, we leverage the synergies between complementary products and distribution channels to accelerate the market penetration of our new products. Our sales force markets to all provinces, including rural areas and major cities in China.

Distributors and Customers

We have an extensive third-party distribution network with over 320 distributors that provide us with widespread access to sell our products in all provinces, including rural areas and major cities in China. The breadth of our distribution channel allows us to target distribution points comprising hospitals, clinics, pharmacies and retail stores. We select our distributors based on their reputation and market coverage. We do not enter into exclusive distribution agreements with these third party distributors. We review our distribution agreements on an annual basis to specify designated distribution points, the location and method for delivery of our products to certain distribution points and targets for annual sales volume and receivable collections.

The distribution industry in China is fragmented with over 10,000 distributors. Due to the number of distributors, we do not rely on any one distributor for our distribution needs. We estimate that our top 10 distributors account for only approximately 15% of our total sales.

In October 2008, through the acquisition of Nuo Hua, distribution of pharmaceutical products became part of our business. Through Nuo Hua’s subsidiary and affiliated company, we now distribute more than 6,000 pharmaceutical products through an extensive sales network covering major urban and rural areas in China.

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

●
Three Happiness. Our Three Happiness facility is located in Harbin, the capital of Heilongjiang Province in northeast China. It is approximately 1,532,775 square feet and manufactures both pharmaceutical and nutraceutical products. The Three Happiness facility consists of one pharmaceutical and one nutraceutical manufacturing plant, including a dedicated building for soybean peptide products.

●	HSPL. Our HSPL facility is also located in Harbin. It is approximately 532,339 square feet and manufactures our SHL Injection Powder.

●	GLP. Our GLP facility is located in Hezhou, in the Guangxi Province in southwest China. It is approximately 1,875,287 square feet and manufactures our Jinji series of women’s health products.

●
CCXA. Our CCXA facility is located in ChangChun, the capital of Jilin Province in northeast China. It is approximately1,357,220 square feet and manufactures a variety of generic pharmaceutical products.

●	Boke. Our Boke facility is located in Nanning, the capital of Guangxi Province in southwest China. It is approximately 174,280 square feet and manufactures our Boke series of nasal products.

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

The increase in raw materials cost should be viewed against the macro economic conditions in China. Industry research indicates that TCM raw materials price will continue to increase. The impact of such inflation will vary depending on different products that require different TCM raw materials. We continue to take different approach to reduce the risk of over reliance on certain raw materials.

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

To a large extent, we rely on such State Protection law to protect our intellectual property rights with respect to some of our products. As of February 28, 2010, we owned a total of 45 patents and the number of patents in the process of application is 11; and have registered a total of 196 trademarks and the number of trademarks in the process of application is 64.

The Company has the following invention patents related to material products:

Application No./Patent No.	Product Covered	Purpose	Expiration Date
00103392.1	Soybean Peptides	the equipment and method of producing small molecular peptides from protein separated from soybean	3/01/2020
200410043925.0	SHL	the production method of injection powder	10/11/2024
200510055523.7	Jinji Capsule	a drug for treatment of pelvic inflammatory disease and its production method	3/16/2025
200510010531.X	CE Gel	a method for quality control of the production of WenGuanGuoZiRen cream	11/11/2025
200610009619.4	CE Patch	a method for the extraction of effective portion of WenGuanGuoZiRen	1/12/2026
144459.0	CE Patch	the extraction of WenGuanGuoZiRen, its method of extraction and usage	1/12/2026

In addition, the Company has the following external design patents for packaging designs related to our key products:

Application No.	Purpose	Expiration Date
01305739.1	packaging label for Jinji Capsule	3/10/2011
200630157478.1	packaging box for CE Patch	12/4/2016
200630157477.7	packaging box for CE Capsule	12/4/2016
200630157479.6	packaging box for SHL Injection Powder	12/4/2016
200730145294.8	packaging box for Jinji Yimucao	4/30/2017
200830113220.0	packing box for Ditong rhinitis Spray	9/05/2018

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

Our Soy Peptide Series competes with Leneng Peptide Powder, produced by Leneng Bioengineering Company and Soybean Protein Peptide, produced by Harbin High and New Technology Company Limited.

There are relatively well capitalized and established players in the pharmaceutical distribution business, such as Sinopharm, Jointtown, just to name a few, which have built an intensive nationwide network while our distribution business is relatively regionally strong.

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

Employees

We had 4,373 employees as of December 31, 2009. Approximately 1,667 of these employees are principally engaged in manufacturing and services activities, 2,023 in sales and marketing, 115 in research and development and 568 in management and administration. In 2009 we increased our number of employees through hiring and retained the best talent during the process of integration and performance review. We continue to monitor our headcount and may add additional employees for sales and marketing, customer service and manufacturing and assembly as our business grows. In general, we consider our relationship with our employees to be good.

Insurance

We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $48.29 million. We have property coverage of approximately $23.17 million, motor vehicle coverage of approximately $2.86 million and employee health and accident coverage of approximately $1.42 million, and cargo transportation coverage of a pproximately $5.84 million. We also maintain Director and Officer Insurance coverage of $15 million. We paid aggregate insurance premiums of $1,342,311 in 2009.

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

Good Manufacturing Practice. A pharmaceutical manufacturer must meet Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. We have obtained a GMP certificate for all of our production facilities covering all of the products that we produce. To our knowledge, the GMP certification in the pharmaceutical industry is experiencing an on-going upgrade administered by China MOH, which has been consistently delivering a more and more stringent standard.

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

Any changes to the items stated in the Approval Certificate of Health Food as well as its appendices must be approved by the SFDA. However, pursuant to the Administration Rules for Registration of Health Food (Trial), the product name, raw materials, manufacturing process, usage methods and other items stated in the Approval Certificate of Health Food, which may affect the safety and function of the health food, shall not be altered.

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

Dividend Distribution. The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

●	Wholly Foreign-Owned Enterprise Law (1986), as amended;

●	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;

●	Sino-Foreign Equity Joint Venture Enterprise Law (1979), as amended;

●	Sino-Foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended; and

●	Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment.

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

Available Information

We make available free of charge on or through our Internet website, www.bioaobo.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available free of charge on our Internet website, www.bioaobo.com, our Business Code of Conduct and Ethics, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the risks listed below. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in the shares of our common stock.

Risks Related to Our Business and Industry

A disproportionate amount of our sales revenue is derived from six of our products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these six products could materially and adversely affect our financial condition and results of operations.

Our top six products, which comprise Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, CE Gel, Jinji Capsule, Jinji Yimucao, Soybean Peptide Tablets and Boke Nose Spray, constituted approximately 67% of our total revenues in 2009 and 80% of our total revenues in 2008. We expect that these six products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. To this end, we are and expect to continue to increase our employee headcount which will place a strain on our management and on our operational, accounting, and information systems. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in our existing systems and controls, then management may receive inadequate information to manage our day-to-day operations. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Adverse side effects, marketing or manufacturing problems pertaining to any of our products could result in:

●	decreased demand for our products;

●	adverse publicity resulting in injury to our reputation;

●	product liability claims and significant litigation costs;

●	substantial monetary awards to or costly settlements with consumers;

●	product recalls;

●	loss of revenues; or

●	the inability to commercialize future products.

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

We continuously evaluate and monitor developments with respect to Section 404 of Sarbanes-Oxley and other applicable rules; however, we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Inflation in Raw Materials

We purchase raw materials from third parties to manufacture our products, including prescription and OTC pharmaceutical products, and nutraceutical products as well.  Recent industry research shows there is an uptrend in the price of raw materials.  Such an inflation trend, if continues at double digits, or even triple digits in some cases, may have a negative impact on our profitability, and we have largely no control over the inflation in the past or in the near future.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of stocks for companies in our industry in general have experienced extreme price fluctuations in recent years. Any negative change in the public’s perception of the prospects of companies in our industry could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, may also decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

●	changes in laws or regulations applicable to our products;

●	period to period fluctuations in our operating results;

●	announcements of new technological innovations or new products by us or our competitors;

●	changes in financial estimates or recommendations by securities analysts;

●	conditions or trends in our industry;

●	changes in the market valuations of other companies in our industry;

●	developments in domestic and international governmental policy or regulations;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additional sales of our common stock by us; and

●	sales and distributions of our common stock by our shareholders.

In the past, shareholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a shareholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Some of our existing shareholders can exert control over us and may not make decisions that are in the best interest of all the shareholders.

Our officers, directors and holders of more than five percent of our outstanding shares of common stock, together control approximately 46.0% of the voting power of our stock, of which approximately 43.4% is controlled by Tony Liu, our Chairman and Chief Executive Officer. In particular, Mr. Liu owns 1,000,000 shares of Series A preferred stock, which shares by their terms have aggregate voting power equal to 25.0% of the combined voting power of our common and preferred stock. Moreover, this voting power cannot be diluted or reduced by the issuance of additional shares of common stock, meaning that the holder or holders of our Series A preferred stock will always possess 25.0% of the aggregate voting power of our common and preferred stock. As a result, Mr. Liu, or these shareholders acting together, will be able to exert a significant degree of influence over our management and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all shareholders. In addition, the interests of our officers, directors and principal shareholders may not always coincide with our interests or the interests of other shareholders and, accordingly, these control persons could cause us to enter into transactions or agreements that we would not otherwise consider.

Provisions of the Nevada Revised Statutes may discourage a change of control.

We are incorporated in Nevada. Certain provisions of the Nevada Revised Statutes, or NRS, could delay or make more difficult a change of control transaction or other business combination that may be beneficial to shareholders. We are subject to Nevada’s “Combinations With Interested Shareholders” statutes (NRS Sections 78.411 through 78.444), which provide that specified persons who, together with affiliates and associates, own, or within three years did own, 10% or more of the outstanding voting stock of a Nevada corporation with at least 200 shareholders cannot engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested shareholder, unless the combination or the transaction by which the person first became an interested shareholder is approved by the corporation’s Board of Directors before the person first became an interested shareholder.

Nevada’s “Acquisition of Controlling Interest” statutes (NRS Sections 78.378–78.3793) apply only to Nevada Corporations with at least 200 shareholders, including at least 100 shareholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. As of the date of this prospectus, we do not believe we have 100 shareholders of record who are residents of Nevada, although there can be no assurance that in the future the “Acquisition of Controlling Interest” statutes will not apply to us. The “Acquisition of Controlling Interest” statutes provide that persons who acquire a “controlling interest”, as defined in NRS Section 78.3785, in a company may only be given full voting rights in their shares if such rights are conferred by the disinterested shareholders of the company at an annual or special meeting. However, any disinterested shareholder that does not vote in favor of granting such voting rights is entitled to demand that the company pay fair value for their shares, if the acquiring person has acquired at least a majority of all of the voting power of the company. As such, persons acquiring a controlling interest may not be able to vote their shares.

We may never pay any dividends to our shareholders.

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

According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Our principal facilities are located at each of our manufacturing subsidiaries summarized as follow:

Subsidiary	Facilities	Size of Land	Land Use Right Expires
Three Happiness	GMP Manufacturing, warehouse and office	1,532,775 sq. feet	2055-2056
HSPL	GMP Manufacturing, warehouse and office	532,339 sq. feet	2055
GLP	GMP Manufacturing, warehouse and office	1,875,287 sq. feet	2045-2059
CCXA	GMP Manufacturing, warehouse and office	1,357,220 sq. feet	2052-2058
BOKE	GMP Manufacturing, warehouse and office	174,280 sq. feet	2052

We also invested and purchased land and properties in Beijing Economic-Technological Development Area during 2008. The size of land is 551,713 sq. feet with land use right expiring in year 2054. We intend to utilize the facilities as our multi-functional headquarters for purposes including administration, research and development, convention and training.

In addition to the above, we own a 2,637 square feet office in Hong Kong. We lease approximately 100 sales representative offices throughout China and we lease offices in Shenzhen and New York. All leases are for a term of one year and are renewable.

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

On December 8, 2009 the Company held its annual meeting of shareholders. There were two proposals presented to the shareholders at the meeting.

Proposal 1 was the election of the following nine directors to serve for a one year term or until their respective successors have been duly elected and qualified.

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Tony Liu	56,365,729	0	2,832,644
Jun Min	56,703,589	0	2,494,784
Yanchun Li	55,768,669	0	3,429,704
Binsheng Li	56,702,864	0	2,495,509
Cosimo Patti	56,775,471	0	2,422,902
Xianmin Wang	55,856,766	0	3,341,607
Eileen Brody	56,894,751	0	2,303,622
Lawrence S. Wizel	56,793,467	0	2,404,906
Baiqing Zhang	56,812,018	0	2,386,355

Proposal 2 was the ratification of the appointment of Ernst & Young Hua Ming, as the Company’s independent registered public accounting firm for the 2009 fiscal year. There were 58,533,114 votes FOR, 550,996 votes AGAINST and 114,262 votes ABSTAINED.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed for trading on the New York Stock Exchange, or NYSE, under the ticker symbol “AOB” since December 18, 2006. The following table shows the high and low closing sales price for our common stock reported by the NYSE from January 1, 2008 to February 28, 2010.

Year	Period	High	Low
2008	First Quarter	$10.79	$7.46
	Second Quarter	$12.13	$8.20
	Third Quarter	$9.92	$6.36
	Fourth Quarter	$6.79	$4.49

2009	First Quarter	$7.39	$3.30
	Second Quarter	$5.45	$3.88
	Third Quarter	$6.24	$4.62
	Fourth Quarter	$4.76	$3.77

2010	First Quarter (January 1 – February 28)	$4.83	$4.03

Stockholders and Dividends

As of March 4, 2010, there were approximately 198 record holders of our common stock.

Under current PRC regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,610,070	$6.17	2,389,930
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,610,070	$6.17	2,389,930

(1)  Includes shares issuable pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by the Company’s shareholders.

 Stock Price Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s shares of common stock with the cumulative total shareholder return of (i) the New York Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations):

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009
American Oriental Bioengineering	100.00	284.52	752.90	714.84	438.06	300.00
NYSE Market Index	100.00	109.36	131.74	143.42	87.12	111.76
Peer Group	100.00	97.19	112.35	119.74	99.74	110.48

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Issuance of Unregistered Shares

On March 27, 2009, the Company issued 42,471 shares of restricted common stock to five of its independent directors. The shares issued were part of the total compensation for their services rendered in 2008. In June 2009, the Company issued 29,704 shares of restricted common stock to consultants firm for advisory services rendered and to be rendered in 2010. The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Common Stock that May Yet Be Purchased Under the Plans or Programs
7/15/2008	3,712,700	$8.08	3,712,700	$45,000,000

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The selected financial information for each of the three years ended December 31, 2009, 2008 and 2007 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information for the year ended December 31, 2006 and 2005 has been derived from the Company’s Annual Report on Form 10-K and Form 10-KSB for the year ended December 31, 2006 and 2005 and are not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

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

Five Year Financial Summary

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$296,150,780	$264,643,058	$160,482,383	$110,182,092	$54,732,557
Cost of sales	129,367,775	91,031,274	49,364,486	38,318,223	20,524,201
GROSS PROFIT	166,783,005	173,611,784	111,117,897	71,863,869	34,208,356
Selling and marketing	40,996,370	39,774,330	20,669,303	8,876,829	3,216,545
Advertising	31,896,992	34,102,538	22,865,903	15,174,125	5,238,186
Research and development costs	7,922,357	1,528,991	870,219	742,705	537,795
General and administrative	21,168,566	18,074,956	12,961,891	9,704,035	6,538,344
Depreciation and amortization	6,038,625	4,383,215	1,989,425	988,488	337,537
Purchased in-process research and development	-	12,255,248	-	-	-
INCOME FROM OPERATIONS	58,760,095	63,492,506	51,761,156	36,377,687	18,339,949
Equity in earnings (loss) from unconsolidated entities	2,075,139	(1,132,986)	23,711	(3,811)	-
Interest income (expense), net	(5,746,382)	(2,571,015)	617,524	574,172	(505,822)
Other (expense)	(569,661)	(65,843)	(525,065)	(329,987)	(6,876)
INCOME BEFORE INCOME TAXES	54,519,191	59,722,662	51,877,326	36,618,061	17,827,251
Income taxes	13,216,986	12,635,472	8,011,248	7,416,915	4,400,870
NET INCOME	41,302,205	47,087,190	43,866,078	29,201,146	13,426,381
Net income (loss) attributable to non-controlling interest	118,945	(27,575)	-	-	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$41,421,150	$47,059,615	$43,866,078	$29,201,146	$13,426,381

EARNINGS PER SHARE
Basic	$0.56	$0.62	$0.63	$0.47	$0.31
Diluted	$0.53	$0.61	$0.61	$0.46	$0.31

Basic	74,612,602	76,504,035	69,870,775	62,679,996	43,827,725
Diluted	89,286,621	82,254,185	71,364,244	62,913,961	43,840,463

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$91,126,486	$68,060,769	$166,410,075	$87,784,419	$57,532,049
Working capital	130,943,266	87,082,705	180,536,568	92,252,071	66,813,509
Total assets	576,481,765	528,675,732	358,351,088	188,468,241	99,422,239
Total debt (including current maturities of debt)	11,188,433	8,003,328	9,927,270	10,681,493	3,717,380
Total Shareholders’ equity	$394,522,604	$348,944,446	$313,778,571	$156,095,725	$90,604,546

	Year Ended December 31
	2009	2008	2007	2006	2005
Cash Flow Data:
Net cash provided by operating activities	$25,408,632	$74,809,867	$45,364,532	$29,093,464	$11,402,350
Net cash provided by (used in) investing activities	1,153,358	(257,374,093)	(69,845,702)	(26,386,564)	(5,861,945)
Net cash provided by (used in) financing activities	$(3,220,371)	$80,948,164	$96,833,706	$26,158,514	$39,663,836

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Forward-Looking Statements.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

At December 31, 2009, the Company provided a $522,897 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at December 31, 2009 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2009, the Company provided an allowance against its inventories amounting to $35,842. Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codfication (“ASC”) 605 “Revenue Recognition”. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and
4.	Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of FASB ASC 605 with minimal subjectivity.

Starting from 2008, the Company offered sales rebates to its major customers based on collections made during the year, provided that the customers make payments prior to certain days after year end. The rebates are calculated based on different percentages depending on settlement methods, which include settling by cash or notes receivable. Customers are entitled to either cash rebates or receiving additional free inventories based on predetermined prices. In accordance with FASB ASC 605, the Company accounted for estimated cash settlement as sales discount, and estimated free inventories as cost of sales, upon recognition of revenue. Such estimation is based on maximum exposure the Company potentially will offer in rebates, and subsequently true up at year end.

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 350 “Intangible – Goodwill and Other”. We conduct impairment test on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately.

The application of the impairment test requires judgment, including the identification of reporting units, assignments of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units.
We conducted an impairment test as of December 31, 2009 and no impairment loss was identified. We will continue to closely monitor the projections for our reporting units and the economic conditions of the product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

Share-based Compensation

We account for the stock options and common stock awards granted under our 2006 stock incentive plan (the “2006 Plan”) in accordance with FASB ASC 718 “Compensation – Stock Compensation”. In accordance with FASB ASC 718, all grants of share options and common stock awards are recognized in the financial statements based on their grant date fair values. We have elected to recognize compensation expense using the straight-line method for all share options and common stock awards granted with services conditions that have a graded vesting schedule.

We have applied the Black-Scholes Option Pricing Model in determining the fair value of the options granted. We estimate expected volatility at the date of grant based on a combination of historical and implied volatilities from comparable publicly listed companies. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted to reflect future change in circumstances and facts, if any.

Accounting for Income Taxes and Uncertain Income Tax Positions

We account for income taxes in accordance with FASB ASC 740, “Accounting for Income Taxes”. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted FASB ASC 740-10, “Accounting for uncertainty in Income Taxes”. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. Our adoption of FAS ASC 740-10 did not result in any adjustment to the opening balance of our retained earnings as of January 1, 2007. As of and for the year ended December 31, 2009, the Company recorded an unrecognized tax benefit of approximately $2,306,561, which is mainly related to non-trade intercompany transactions, fixed assets and intangible assets.

Our accounting policy for interest and/or penalties related to an uncertain position, if any when required, is classified as part of other expenses.  The Company recorded zero interest and a penalty of $440,000 as of December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued FASB ASU 2009-17, Consolidation (“FASB ASC 810”): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for statement 167, In June, 2009, the FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) (“SFAS No.167”). SFAS No.167 eliminates FASB Interpretation No.46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No.167 is effective for fiscal years beginning after November 15, 2009, which for the Company is January 1, 2010, with earlier adoption prohibited. The Company does not expect the adoption of FASB ASU 2009-17 to have a material effect on its consolidated financial statements.

Please refer to New Accounting Pronouncements included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008

Revenues	$296,150,780	$264,643,058	100%	100%
Cost of sales	129,367,775	91,031,274	44	34
GROSS PROFIT	166,783,005	173,611,784	56	66
Selling and marketing	40,996,370	39,774,330	14	15
Advertising	31,896,992	34,102,538	11	13
Research and development costs	7,922,357	1,528,991	3	1
General and administrative	21,168,566	18,074,956	7	7
Depreciation and amortization	6,038,625	4,383,215	2	2
Purchased in-process research and development	-	12,255,248	0	5
Total operating expenses	108,022,910	110,119,278	37	42

INCOME FROM OPERATIONS	58,760,095	63,492,506	19	24
Equity in earnings (loss) from unconsolidated entities	2,075,139	(1,132,986)	1	0
Interest (expense), net	(5,746,382)	(2,571,015)	(2)	(1)
Other (expense)	(569,661)	(65,843)	0	0
INCOME BEFORE INCOME TAXES	54,519,191	59,722,662	18	23
Income taxes	13,216,986	12,635,472	4	5
NET INCOME	41,302,205	47,087,190	14	18
Net income (loss) attributable to non-controlling interest	118,945	(27,575)	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$41,421,150	$47,059,615	14%	18%
EARNINGS PER SHARE
Basic	$0.56	$0.62
Diluted	$0.53	$0.61

Revenues

Revenues in 2009 were $296,150,780, an increase of $31,507,722 over revenues in 2008. We classify our revenues in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$244,168,159	$224,904,348	$19,263,811	9%
Revenue from nutraceutical products	39,125,655	34,266,739	4,858,916	14%
Total manufacturing revenue	283,293,814	259,171,087	24,122,727	9%
Distribution revenue	12,856,966	5,471,971	7,384,995	135%
Total revenues	$296,150,780	$264,643,058	$31,507,722	12%

Sales of our pharmaceutical products increased by $19,263,811, or 9%, as compared to the year of 2008 primarily due to the following factors:

●
The sales of our prescription pharmaceutical products increased from $87,423,056 in 2008 to $115,785,594 in 2009, or a 32% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule, BOKE and CCXA prescription pharmaceutical products despite the decrease in sales of our SHL products. The overall increase in sales was supported by our continuous marketing efforts, increase in new products offering, as well as expanding coverage to the previously unaddressed rural market; Our newly launched products, such as YuYeQingHuo Capsules which treat throat inflammation, have offset some of the negative impact from the healthcare reform;

●
The sales of our OTC pharmaceutical products decreased from $137,481,292 to $128,382,565, or 7% decrease. This was attributable to the decrease in the sales of our Jinji Yimucao, which is a product included the China’s essential drug list. Our distributors reduced their order in anticipating a decrease in average selling price when the government auctions begin in the fourth quarter. The decrease was partially offset by the increase in sales of our Boke and CCXA products as a result of improved recognition of our product. We expect the sales of our OTC products will resume once the selling price is stabilized. We continue to introduce new products to diversify our product portfolio and reduce concentration risks. Our newly launched products, such as Shedanchan beiye which treat inflammation and cough, have offset some of the negative impact from the healthcare reform; and

Sales from our nutraceutical products increased from $34,266,739 in 2008 to $39,125,655 in 2009, representing a growth of 14%. This increase was mainly attributed to new beverage products launched in 2009.

The Company recorded $12,856,966 distribution revenue from Nuo Hua's majority owned subsidiary in 2009. The Company has recorded $5,471,971 in 2008 since the investment in Nuo Hua in October, 2008.

Cost of Sales and Gross Profit

Cost of sales was $129,367,775 in 2009, compared to $91,031,274 in 2008.

Cost of sales in 2009 and 2008 by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Pharmaceutical products	$99,522,407	$72,244,010	$27,278,397	38%
Nutraceutical products	17,439,581	13,543,450	3,896,131	29%
Total manufacturing cost	116,961,988	85,787,460	31,174,528	36%
Distribution cost	12,405,787	5,243,814	7,161,973	137%
Total cost	$129,367,775	$91,031,274	$38,336,501	42%

The cost of sales of pharmaceutical and nutraceutical products increased by 38% and 29%, respectively, in 2009 compared to 2008. These increases are attributed to our increase in sales.

Gross profit decreased by $6,828,779, or 4%, for 2009 over 2008. These decreases are attributed to our increase in distribution sales and the increase in production cost. The Company recorded $12,405,787 distribution cost from Nuo Hua's majority owned subsidiary in 2009. The Company has recorded $5,243,814 in 2008 since the investment in Nuo Hua in October, 2008. Gross profit as a percentage of net revenues decreased from 66% in prior year to 56% in 2009 due to a greater proportion of CCXA in 2009 compared to 2008. Further, the purchase prices of certain raw materials increased the cost of sales and lower margin distribution business from Nuo Hua also contributed to lower gross profit.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $39,774,330 in 2008 to $40,996,370 in 2009, representing a 3% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Promotional materials and fees	$23,102,863	$24,062,209	$(959,346)	(4)%
Payroll	5,476,260	5,714,423	(238,163)	(4)%
Shipping	5,024,799	3,501,453	1,523,346	44%
Trips and traveling	2,752,506	2,378,241	374,265	16%
Sales conferences	3,626,373	2,545,735	1,080,638	42%
Office supplies	681,545	756,544	(74,999)	(10)%
Miscellaneous	332,024	815,725	(483,701)	(59)%
TOTAL	$40,996,370	$39,774,330	$1,222,040	3%

The increase in selling and marketing expenses in 2009 compared to 2008 was primarily due to the following factors:

●	Shipping increased 44% from $3,501,453 to $5,024,799 in 2009 as compared to 2008. This was primarily due to the increase of net sales and the increase cost of logistics; and

●
Sales conference increased 42% from $2,545,735 to $3,626,373 in 2009 as compared to 2008. The increase was mainly due to the additional internal conferences which were held to plan, coordinate and to formulate sales policies in response to China’s health care reform. The Company held more external sales conference to promote existing and new prescription products. In particular,,the Company held more promotional conferences for our SHL products, in order to offset the negative impact caused by fatal incidents and product quality issues of similar products manufactured by other companies.

The increase was partially offset by the decrease of Promotional materials and fees. Promotional materials and fees decreased 4% from $24,062,209 to $23,102,863 in 2009 as compared to 2008. This was primarily due to the different promotional strategy in 2009.

Advertising

Advertising expense decreased by $2,205,546, from $34,102,538 in 2008 to $31,896,992 in 2009.  Advertising expenses as a percentage of revenue decreased from 13% in 2008 to 11% in 2009. As the general advertising cost of media in the PRC continues to increase, we decreased media advertising activities but increased other promotional activities and direct sales efforts to support the continuous growth of our revenue efficiently.

Research and Development Costs

 Research and development costs consist of salary and benefit costs, fees paid to clinical research organizations, supplies and facility costs. Research and development costs increased by $6,393,366, or 418%, from $1,528,991 in 2008 to $7,922,357 in 2009. Expressed as a percentage of revenue, research and development cost was 3% for 2009, compared to 1% for 2008.

The increase in research and development costs reflected our effort in R&D activities including the set up of the centralized R&D centre in Beijing, China in 2009 as well as the acquisition of GuangXi HuiKe Research and Development Co., Ltd. (“GHK”) in late 2008. Our key research and development programs include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji Yimucao, and some acquired projects from GHK. The majority of research and development expenditures are on pharmaceutical products.

General and Administrative

General and administrative expenses increased from $18,074,956 in 2008 to $21,168,566 in 2009, or a 17% increase. General and administrative expenses expressed as a percentage of revenues was in 7% both in 2009 and 2008. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Payroll	$4,717,325	$3,666,734	$1,050,591	29%
Staff welfare and insurance	1,356,789	1,268,535	88,254	7%
Professional fees	3,551,625	2,755,215	796,410	29%
Directors’ remuneration	991,630	903,333	88,297	10%
Stock based compensation	2,718,771	2,277,503	441,268	19%
Trip and traveling	952,168	1,065,421	(113,253)	(11)%
Maintenance and repair	817,203	95,440	721,763	756%
Office supplies	756,835	726,629	30,206	4%
Vehicles and utilities	627,316	583,252	44,064	8%
Conference fee	297,099	1,468,597	(1,171,498)	(80)%
Miscellaneous	4,381,805	3,264,297	1,117,508	34%
TOTAL	$21,168,566	$18,074,956	$3,093,610	17%

The increase in general and administrative expenses in 2009 as compared to 2008 was primarily due to the following factors:

●
Payroll expenses increased by $1,050,591, or 29% and Staff welfare and insurance expenses increased by $88,254, or 7% as compared to 2008. These reflect the Company’s increased efforts in optimization of management team in view of the changing market environment;

●
The increase of professional fees primarily due to the increase of accounting related professional fees. Accounting related professional fees increased by approximate $0.8 million, as compared to 2008, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited; and additional accrual of audit fee to our new auditors;

●
Stock compensation expense increased due to our additional amortization cost of new stock options and restricted common stock issued to the executives and the senior management in late 2008 and the second quarter of 2009; and

●
Maintenance and repair fees increased by $721,763, or 756%, as compared to 2008. We incurred additional expense during 2009 in upgrading our existing equipments and technologies, as a result of more stringent GMP manufacturing standards and to improve production efficiency.

The increase was partially offset by the significant decrease of conference fee by $1,171,498, or 80%. We set up our multi-functional headquarters in Beijing in 2009 and held various conferences there instead of using third parties’ conference services.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1,655,410, or 38%, in 2009 as compared to 2008. This increase was primarily due to the depreciation and amortization charges of the facilities and lands acquired during the second half of 2008.

Purchased in-process research and development

We did not incur any IPR&D expense in 2009. Acquisition-related in-process research and development charge of $12,255,248 in 2008 was related to the acquisition of GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. (“GHK”). On the date of acquisition, GHK was working on at least seven in progress R&D projects. The Company intended to continue and invest in all the projects leading to either obtaining production licenses for new products or proprietary technology patents of future economic value. We estimated fair value of the IPR&D and recognized them as acquired intangible assets apart from goodwill. However, according to US GAAP applicable at the time of the acquisition, the IPR&D project that have no alternative future use was charged to expense at the acquisition date. The acquired IPR&D charge was a non-recurring expense deducted from operating income.

Interest Expense, Net

Net interest expense was $5,746,382 for 2009, compared to net interest expense of $2,571,015 for 2008. The increase was mainly related to the convertible notes issued in July 2008.

Income Taxes

Income tax expense for 2009 was $13,216,986, compared to $12,635,472 for 2008. The Company’s effective tax rate for 2009 was 24% which is an increase of 3% from prior year. The increase is mainly due to the accrual of unrecognized tax benefits.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007

Revenues	$264,643,058	$160,482,383	100%	100%
Cost of sales	91,031,274	49,364,486	34	31
GROSS PROFIT	173,611,784	111,117,897	66	69
Selling and marketing	39,774,330	20,669,303	15	13
Advertising	34,102,538	22,865,903	13	14
Research and development costs	1,528,991	870,219	1	1
General and administrative	18,074,956	12,961,891	7	8
Depreciation and amortization	4,383,215	1,989,425	2	1
Purchased in-process research and development	12,255,248	-	5	0
Total operating expenses	110,119,278	59,356,741	42	37

INCOME FROM OPERATIONS	63,492,506	51,761,156	24	32
Equity in earnings (loss) from unconsolidated entities	(1,132,986)	23,711	0	0
Interest (expense), net	(2,571,015)	617,524	(1)	0
Other (expense)	(65,843)	(525,065)	0	0
INCOME BEFORE INCOME TAXES	59,722,662	51,877,326	23	32
Income taxes	12,635,472	8,011,248	5	5
NET INCOME	47,087,190	43,866,078	18	27
Net loss attributable to non-controlling interest	(27,575)	-	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$47,059,615	$43,866,078	18%	27%
EARNINGS PER SHARE
Basic	$0.62	$0.63
Diluted	$0.61	$0.61

Revenues

Revenues in 2008 were $264,643,058, an increase of $104,160,675 over 2007. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$224,904,348	$127,823,297	$97,081,051	76%
Revenue from nutraceutical products	34,266,739	32,659,086	1,607,653	5%
Total manufacturing revenue	259,171,087	160,482,383	98,688,704	62%
Distribution revenue	5,471,971	-	5,471,971	100%
Total sales revenue	$264,643,058	$160,482,383	$104,160,675	65%

Sales of our pharmaceutical products increased by $97,081,051, or 76%, as compared to 2007 primarily due to the following factors:

●
The sales of our prescription pharmaceutical products increased from $59,015,481 in 2007 to $87,423,056 in 2008, or 48% increase. This is primarily due to contributions from the Company’s diversifying product portfolio, including recently launched CCXA prescription products, in addition to existing products. Expanding rural market coverage also drove prescription pharmaceutical revenue performance during 2008;

●
The sales of our OTC pharmaceutical products increased from $68,807,816 to $137,481,292, or 100 % increase. This was attributable to the continuous increase in sales of our Jinji series , Jinji Yimucao product that was launched in early 2007 and as a result of our marketing campaigns to enhance recognition of such products; and

●
The contribution by our newly acquired subsidiaries, CCXA and Boke, of $24,759,539 and $38,182,006, to our revenue for 2008, respectively. Boke was consolidated starting October 2007, and CCXA was consolidated starting September 2007, and had contributed $5,402,877 and $3,246,125 to our revenue for the year ended December 31, 2007, respectively.

Sales from our nutraceutical products increased from $32,659,086 in 2007 to $34,266,739 in 2008, representing a growth of 5% and it is primarily due to the following factors:

●
Sales of our Protein Peptide series of products increased by 2%, from $31,560,609 in 2007 to $32,136,951 in 2008. This increase was mainly attributed to the increase in sales of peptide coffee and peptide powder through our expanded distribution network; and

●	Sales of our nutraceutical beverage series increased from $583,830 in 2007 to $1,935,402 in 2008.

The Company has recorded $5,471,971 distribution revenue from Nuo Hua since its acquisition on October 18, 2008. The Company had no distribution revenue for the years ended December 31, 2007.

Cost of Sales and Gross Profit

Cost of Sales was $91,031,274 in 2008, compared to $49,364,486 in 2007. Expressed as a percentage of revenues, cost of sales was 34% for 2008, compared to 31% for 2007. The increase in cost of sales as a percentage of revenues reflected sales of more lower margin products by CCXA, increase of raw material prices and lower margin distribution business from Nuo Hua.

Cost of sales in 2008 and 2007 by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Pharmaceutical products	$72,244,010	$37,089,204	$35,154,806	95%
Nutraceutical products	13,543,450	12,275,282	1,268,168	10%
Total manufacturing cost	85,787,460	49,364,486	36,422,974	74%
Distribution cost	5,243,814	-	5,243,814	100%
Total cost	$91,031,274	$49,364,486	$41,666,788	84%

The cost of sales of pharmaceutical and nutraceutical products increased by 95% and 10%, respectively, in 2008 compared to 2007. These increases are attributed to our increase in sales. The Company had no distribution revenue and thus the corresponding cost of sales for the years ended December 31, 2007.

Gross profit increased by $62,493,887, or 56%, for 2008 over 2007. This increase reflected higher net sales. Gross profit as a percentage of net revenues decreased from 69% in the prior year to 66% in 2008 due to lower margin distribution business and CCXA sold lower gross margin products than 2007.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $20,669,303 in 2007 to $39,774,330 in 2008, representing a 92% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Promotional materials and fees	$24,062,209	$7,249,854	$16,812,355	232%
Payroll	5,714,423	3,866,200	1,848,223	48%
Shipping	3,501,453	2,796,100	705,353	25%
Trips and traveling	2,378,241	1,875,526	502,715	27%
Sales conferences	2,545,735	1,854,883	690,852	37%
Office supplies	756,544	553,844	202,700	37%
Miscellaneous	815,725	2,472,896	(1,657,171)	(67)%
TOTAL	$39,774,330	$20,669,303	$19,105,027	92%

Our increase in selling and marketing expenses in 2008 compared to 2007 was primarily due to the following factors:

●
Our promotional materials and fees increased by 232% in 2008 as compared to 2007. This was due primarily to our increased promotional activities to support the sales of our SHL injection power, Jinji series, Jinji Yimucao product and Boke Nose Spray in 2008;

●
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

●	Shipping expense increased by 25% in 2008. This increase resulted primarily from the growth of our sales and the increase in fuel cost; and

●	The increase in traveling and sales conferences expenses reflects increased spending in organizing promotional activities to increase market awareness of our brand and products.

Advertising

Advertising expense increased by $11,236,635, from $22,865,903 in 2007 to $34,102,538 in 2008. The increase in advertising expense resulted from an increase in promotional efforts and media advertisement in 2008 to promote the Company’s Jinji series, Boke Nose Spray and Protein Peptide series of products

Research and Development Costs

Research and development costs increased by $658,772, or 76%, from $870,219 in 2007 to $1,528,991 in 2008. This reflected our increased spending on research and development of new products.

General and Administrative

General and administrative expenses increased from $12,961,891 in 2007 to $18,074,956  in 2008, or a 39% increase. The details of general and administrative expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Payroll	$3,666,734	$2,152,039	$1,514,695	70%
Professional fees	2,755,215	1,395,826	1,359,389	97%
Directors’ remuneration	903,333	865,344	37,989	4%
Stock compensation – directors	2,077,003	1,063,129	1,013,874	95%
Office supplies	726,629	492,884	233,745	47%
Stock compensation – consultants	200,500	394,100	(193,600)	(49) %
Business entertainment	346,436	348,265	(1,829)	(1) %
Office rental	231,056	321,735	(90,679)	(28) %
Utilities & Vehicles	583,252	415,463	167,789	40%
Provision for bad debts	(94,258)	76,322	(170,580)	(224) %
Miscellaneous	6,679,056	5,436,784	1,242,272	23%
TOTAL	$18,074,956	$12,961,891	$5,113,065	39%

Our increase in general and administrative expenses in 2008 compared to 2007 was primarily due to the following factors:

●
Payroll expenses increased by $1,514,695, or 70% compared with 2007, as a result of the increased average salary for administrative employees and the integration of Boke. Boke was consolidated starting October 2007;

●
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

●	Expenses for office supplies increased by $233,745, or 47% compared to 2007, this was a result of the new office building put into use in 2008;

●
The Company made specific provision for bad debts based on the age of its accounts receivable. We have been implementing a tight credit control policy and making consistent efforts in collecting long outstanding debts inherited from acquired subsidiaries. The Company reversed $94,258 provision for bad debts during 2008 based on the aging analysis; and

●	Miscellaneous expenses increased by $1,242,272, or 23% in 2008 compared to 2007. This increase was due to increases in conference fees cost of $1,107,884.

Depreciation and Amortization

Depreciation and amortization expense increased by $2,393,790, or 120%, in 2008 compared to 2007.

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

Interest Income (Expense), Net

Net interest expense was $2,571,015 in 2008, compared to net interest income of $617,524 in 2007. The increase was mainly caused by convertible notes interest expense from July 2008.

Other Income (Expense), Net

Other income (expenses), net, was a net expense of $65,843 in 2008, compared to a net expense of $525,065 in 2007.

Income Taxes

Income tax expense for 2008 was $12,635,472 as compared to $8,011,248 for 2007. The increase was due to the increase in pre-tax income of Three Happiness and HSPL. The Company’s effective tax rate for the year was 21.16%. During this period, income tax was provided for at 15% of pre-tax income for Three Happiness, Boke, HSPL, CCXA and GLP under applicable Chinese law. All these subsidiaries were granted High and New Technologyenterprise status.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at December 31, 2009 was $91,126,486, representing an increase of $23,065,717, or 34%, compared with our cash balance of $68,060,769 at December 31, 2008. The increase was mainly attributable to the operating activities for $25,408,632.

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

Cash Flow

2009 Compared to 2008

Cash flows from operations in 2009 amounted to $25,408,632, representing a decrease of approximately 66% compared with cash flows from operations of $74,809,867 in 2008. The decreased in net cash provided by operating activities was primarily attributable to:

●	The decrease in our net income by 12% to $41,302,205 in 2009, compared with net income of $47,087,190 in last year;

●	A non-cash Purchased in-process research and development expenses of $12,255,248 was recorded in 2008 which increased the net cash provided by operating activities in 2008;

During 2009, changes in operating assets and liabilities aggregated to a net cash outflow of $29,186,428, decrease by $29,796,489 from a net cash inflow of $610,061 during 2008. As reflected in our cash flow, the changes including:

●
Cash outflow from accounts and notes receivable amounted to $20,110,898 primarily affected by the increase of our sales revenue, especially during the fourth quarter which is the industry’s peak season;

●
Cash outflow from advances to suppliers and prepaid expenses amounted to $18,152,003 primarily attributed to advances payment in purchasing certain raw materials in preparing for a potential increase of future purchase prices;

●	Cash outflows from accounts payable amounted to $4,790,744 primarily attributed to the timing of payments to vendors in the ordinary course of business;

●	Cash inflows from inventories amounted to $3,153,553 mainly due to the utilization of inventories which affected by the increase of our sales revenue, especially during the fourth quarter; and

Our cash flows provided by investing activities amounted to $1,153,358 during 2009, compared to cash used in investing activities of $257,374,093 in 2008. The Changes in net cash provided by investing activities was primarily attributable to:

●	No acquisition in 2009 compared to the acquisitions of Nuo Hua and GHK in 2008;

●	Capital expenditures of $5,098,717 in 2009 compared to $172,682,150 in 2008; and

●	We received $6,397,106 for refundable deposit for due diligence compared to cash outflow of $2,917,734 in 2008.

Our cash flows used in financing activities was $3,220,371 in 2009, compared to cash inflow of $80,948,164 in 2008. The change was primarily attributable to:

●
We received net proceeds of $110 million from the issuance of our convertible notes and paid $29,998,616 for our prepaid forward stock repurchase contract in 2008; we did not do any issuance of our convertible notes in 2009;

●	We received $10,682,945 from bank loans in 2009 compared to $9,480,315 in 2008;

●	We repaid $8,153,316 of bank loans and interests in 2009 compared to $8,892,085 in 2008;

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

Working Capital

 Our working capital increased by $43,860,561 to $130,943,266, at December 31, 2009, as compared to $87,082,705, at December 31, 2008, primarily due to our increase in cash and cash equivalents by $23,065,717, net accounts receivable by $20,233,811, advances to suppliers by $10,307,201 and decrease in accounts payable by $4,790,744. The increase was partially offset by the decrease in net inventories by $3,026,412, refundable deposit by $6,396,996 and the increase of other payables and accrued expenses by $2,554,105, short-term bank loans by $3,244,220.

We currently generate our cash flow through operations. We believe that our existing cash on hand and cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of December 31, 2009.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	173,484	172,775	709	-	-
Capital expenditure commitments	20,098,529	10,351,805	9,746,724	-	-
Advertising commitments	860,006	860,006	-	-	-
R&D commitments	5,203,658	5,203,658	-	-	-
Long-term loan	804,065	60,108	124,812	131,206	487,939
Convertible notes	146,864,583	5,750,000	11,500,000	11,500,000	118,114,583
Total	174,004,325	22,398,352	21,372,245	11,631,206	118,602,522

* Holders of the convertible notes may require the Company to repurchase all or a portion of their notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

We rely largely on operating cash flow to fund our capital expenditure needs. Due to our significant operating cash flow, we believe we have the ability to meet our capital expenditure needs and foresee no delays to planned capital expenditures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Issuance of Common Stock

See PART II ITEM 5 for issuance of unregistered common stock during 2009.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

The Company's operations are exposed to a variety of global market risks, including the effect of changes in foreign currency exchange rates. These exposures are managed, in part, with the use of a financial derivative. The Company does not use financial derivatives to hedge exposures in the ordinary course of business or for speculative purposes.

We currently conduct substantially all of our operations through our PRC subsidiaries. The functional currency of our PRC subsidiaries is the Chinese RMB. The financial statements of our PRC subsidiaries are translated to U.S. dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses, and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

We recognized a foreign currency translation adjustment of $1.4 million and $15.8 million as of December 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.8372 RMB to $1.00 USD as compared to 6.8542 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for 2009 and 2008 were 6.8457 RMB and 7.0842 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by ITEM 8 appears after the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2009, the Audit Committee of the Board of Directors of AOB approved the engagement of Ernst & Young Hua Ming (“EY”) as the Company’s independent registered public accounting firm for the year ending December 31, 2009. On August 10, 2009, the Board of Directors of AOB terminated the engagement of Weinberg & Company, P.A. (“Weinberg”) as the independent registered public accounting firm of the Company, effective August 10, 2009.

During the years ended December 31, 2006, 2007 and 2008 and through August 10, 2009, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements for such years.

The reports of Weinberg on the Company’s consolidated financial statements for the years ended December 31, 2006, 2007 and 2008 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2006, 2007 and 2008 and through August 10, 2009, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young Hua Ming, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.:

We have audited American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Oriental Bioengineering, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Oriental Bioengineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Oriental Bioengineering, Inc. as of December 31, 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flow for the year ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young Hua Ming
Shanghai, The People’s Republic of China
March 15, 2010

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our shareholders at the annual meeting. Each director holds his or her office until his or her successor is elected and qualified or his or her earlier resignation or removal.

The following persons are the directors and executive officers of the Company:

Name	Age	Position	Date Of Initial Appointment
Tony Liu	57	Chief Executive Officer and Chairman of the Board	December 18, 2001
Jun Min	51	Director and Vice President	May 8, 2002
Yanchun Li	41	Director, Chief Financial Officer and Chief Operations Officer	May 8, 2002
Binsheng Li	46	Director and Chief Accounting Officer	May 8, 2002
Cosimo J. Patti (1)(2)(3)	60	Independent Director	September 27, 2004
Xianmin Wang (1)(2)(3)	67	Independent Director	January 1, 2005
Eileen Brody (1)(2)(3)	48	Independent Director	June 22, 2005
Lawrence S. Wizel (1)(2)(3)	66	Independent Director	August 21, 2006
Baiqing Zhang (3)	57	Independent Director	December 15, 2006
_______________________________
(1)	Serves as a member of the Audit Committee.
(2)	Serves as a member of the Compensation Committee.
(3)	Serves as a member of the Nominating Committee.

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Tony Liu is the principal founder of our Company and has served as our Chief Executive Officer and the Chairman of our Board of Directors since 2001. He served in the army for over 19 years. After Mr. Liu left the army, he began working for the government in the Heilongjiang province in northeastern China. In addition to serving as a representative to the National People’s Congress in China, with his practical work experience in the Chinese community for many years, Mr. Liu has witnessed and participated in the massive macroeconomic changes for the past thirty years. He has many years of experience in managing the army, government agencies and pharmaceutical companies. Mr. Liu was named the Outstanding Chinese Entrepreneur of the World and he is currently the Vice Chairman of the World Eminence Chinese business Association. Mr. Liu graduated with a major in Communications & Commands from Wuhan Communication College in 1986 and studied Integrated Marketing and Media at the University of Hong Kong in 2004. Mr. Liu studied in the Program of Sustainable Growth of Large Corporations sponsored by the School of Engineering and the School of Business at Stanford University.

Jun Min is one of our partner founders and has served as our Vice President and as a member of our Board of Directors since 2002. Mr. Min worked at the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Three- Happiness Bioengineering, Co. Ltd. from 1994. In November 2008, Mr. Min joined the board of directors of China Aoxing Pharmaceuticals Co., Inc. (OTCBB:CAXG), a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. He has over 20 years of experience in operations management and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min received a BA in Business Management from Harbin Broadcast & TV University in 1986.

Yanchun Li one of our partner founders and has served as Chief Financial Officer since May 2007. Prior to her appointment as Chief Financial Officer, she had been the Acting Chief Financial Officer since May 2002, Chief Operating Officer and Secretary since October 2003 and has worked at the Company and served as a member of the Board since 2002. Ms. Li has fifteen years of experience in management in the food industry and the pharmaceutical industry in China. In particular, she has extensive experience and innovative insight in marketing, management, brand building, corporate strategy, human resource and financial capital management. Before joining us, Ms. Li worked for China Ruida Food Limited Company and successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined Three-Happiness Bioengineering, Co. Ltd. in 1994 and was in charge of the marketing and sales. Under her leadership, the functional drink of the Three-Happiness brand has reached stunning achievement nationwide across China. The Three-Happiness brand was later awarded the Top Ten Well-known Brands in China. Ms. Li won the China Golden Award in Marketing of Year 2005 and was elected into the Who is Who of Chinese Origin Worldwide. Ms. Li received her BA in English from Beijing University of Industry and Commerce in 1993 and completed the Owner/President Management Program in 2008, an advanced program, at Harvard Business School.

Binsheng Li is one of our partner founders and has served as our Chief Accounting Officer and as a member of our Board of Directors since 2002. Mr. Li began his career at Three-Happiness Bioengineering, Co. Ltd. in 1994 in the accounting department. Mr. Li is in charge of all financial management and accounting work for the Company. Mr. Li graduated from DalianFinancial School in 1986 with a major in Finance and Economics.

Cosimo J. Patti has served on our Board of Directors since 2004. Before joining us, Mr. Patti was an arbitrator for the National Association of Securities Dealers and the New York Stock Exchange for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. In May 2009, Mr. Patti was appointed to the board of directors of China XD Plastics Company Limited (NASDAQ:CXDC), a company engaged in the development, manufacturing, and distribution of modified plastics primarily for use in automotive applications. In June 2007, Mr. Patti joined the board of directors of Advanced Battery Technologies, Inc. (NASDAQ:ABAT), a company engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion batteries. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross-border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Since 1986 Mr. Patti has served as an appointed arbitrator to the New York Stock Exchange and the National Association of Securities Dealers adjudicating cases involving client disputes within government, equity, derivative and fixed income securities trading activities. Mr. Patti contributes to the board of directors of AOB his forty years of experience successfully managing corporate teams in domestic and international operations, compliance and sales organizations. Mr. Patti attended Brooklyn College from 1968 to 1970.

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

Eileen Brody has served on our Board of Directors since 2005. Since August 2005, Ms. Brody has been President of Dawson-Forte Cashmere, an apparel trading company. Since June 2007 Ms. Brody has been a member of the board of directors of Fuqi International, Inc. (NASDAQ:FUQI), a company specializing in designing, developing, promoting, and selling a range of precious metal jewelry products in the Chinese luxury goods market. From 1997 to 2004, she was Vice President of Merchandising and Planning for Carter’s Retail division of The William Carter Company. From 1992 to 1997, she held various management positions for Melville Corporation, a multi-billion dollar retailer. From 1983 to 1990, Ms. Brody worked for KPMG Peat Marwick as a Senior Manager. Ms. Brody is a Certified Public Accountant. Ms. Brody contributes to the board of directors of AOB her overall business experience managing companies doing business throughout China, her financial expertise and auditing background. She received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business.

Lawrence S. Wizel has served on our Board of Directors since 2006. Prior to joining our Board of Directors, he served as Deputy Professional Practice Director at Deloitte Touche USA LLP, or Deloitte, in Deloitte’s New York office. Mr. Wizel began his career at Deloitte in 1965 and was a partner from 1980 until he retired in June 2006. Mr. Wizel was responsible for serving a diverse client base of publicly held and private companies in a variety of capacities including, SEC filings, initial public offerings, mergers and acquisition transactions and periodic reporting. Since September 2006, Mr. Wizel has been a member of the board of directors of 3SBio Inc. (NASDAQ:SSRX), a biotechnology company focused on researching, developing, manufacturing and marketing biopharmaceutical products primarily in China. Since August 2007, Mr. Wizel has been a member of the board of directors of Puda Coal, Inc. (OTCBB:PUDC), a supplier of metallurgical coking coal to the industrial sector in China. Mr. Wizel contributes to the board of directors of AOB his financial expertise and 12 years of experience of managing and working with companies whose operations are based in China. He received his BA in 1965 in accounting from Michigan State University and is a Certified Public Accountant.

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

Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

CORPORATE GOVERNANCE

Board of Directors

We have nine members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee.

 Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Ms. Brody and Messrs. Patti, Wang and Wizel are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the shareholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 26, 2009 for its Annual Meeting of Shareholders, which was held on December 8, 2009. The Nominating and Corporate Governance Committee operates under a written charter. The Amended and Restated Nominating and Corporate Governance Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

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

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors during 2009 were Ms. Brody and Messrs. Patti, Wizel and Wang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

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
_______________________________
(1)
The material in the above Compensation Committee reports is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members for the year ended December 31, 2009 consisted of Lawrence S. Wizel, Cosimo J. Patti, Xianmin Wang and Eileen Brody. Each of these members are considered “independent” under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

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

EXECUTIVE SESSIONS

Under the New York Stock Exchange Rules, our non-management directors are required to hold regular executive sessions without management. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Cosimo Patti at American Oriental Bioengineering, Inc., 15 Exchange Place, Suite 500, Jersey City, NJ 07302.

CHIEF EXECUTIVE OFFICER CERTIFICATIONS

In connection with our listing on the New York Stock Exchange, Mr. Tony Liu, our Chief Executive Officer, submitted an Annual CEO Certification, without qualification, to the New York Stock Exchange certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards during 2009. Mr. Liu has executed a Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act and a Certification pursuant to 18 U.S.C. 1350, which are filed as Exhibits 31.1 and 32, respectively, to this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2009, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except the following individuals who did not timely file Form 4s: Eileen Brody, Cosimo J. Patti, Xianmin Wang, Lawrence S. Wizel and Baiqing Zhang.. Each of these individuals did not timely file one Form 4 disclosing one reportable transaction, which they later timely reported on Form 4s.

CODE OF ETHICS

We adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. Our Code of Ethics was amended on February 25, 2008 in connection with our listing on the New York Stock Exchange. A copy of our Code of Ethics is available on our website www.bioaobo.com and can be made available in print to any shareholder upon request at no charge by writing to our Chief Financial Officer, c/o American Oriental Bioengineering, Inc. at 15 Exchange Place, Suite 500, Jersey City, NJ 07302. Our Code of Ethics can be made available in print free of charge to any shareholders who requests it. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. Any waiver of the Code of Ethics will be promptly disclosed on our website at www.bioaobo.com and in a Current Report on 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors.

Compensation Objectives

We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s shareholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. Our compensation plans are consequently designed to link individual rewards with Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

Process for Determining Compensation for Executives

The Compensation Committee makes independent decisions about all aspects of NEO compensation, and takes into account (i) recommendations from our CEO with respect to the compensation of NEOs other than himself, and (ii) information that our Human Resources department provides regarding compensation data.

The Compensation Committee regularly reviews the design and structure of the Company’s compensation programs to ensure that management’s interests are closely aligned with shareholders’ interests and that the compensation programs are designed to further the Company’s strategic priorities.

Elements of Compensation

Base Salary. Base salaries for the named executive officers are set forth in their respective employment agreements. Periodically, however, the Compensation Committee considers proposals from the Company’s management to approve increases to the base salaries for named executive officers other than our CEO. When considering whether to approve these adjustments, the Compensation Committee takes into account a number of factors, including:

●	the Company’s performance;

●	the individual’s current and historical performance and contribution to the Company;

●	and the individual’s role and unique skills.

Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously. The Company did not benchmark the compensation paid to its executives for 2009 and the Compensation Committee did not take into account compensation data and benchmarks for comparable positions and companies. In April 10, 2009, the Compensation Committee met and reviewed the compensation package for each executive and determined, after taking into account the capital requirements of the business and the then current economic situation, that the salary base compensation for the executives which were carried over from 2007 to 2008 (with one slight adjustment) , continued to be competitive and, therefore, no salary increase for the year ended December 31, 2009 was warranted.

Annual Cash Incentive Bonuses. The Company has a cash incentive bonus program for NEO. The cash bonus is determined by the Company’s compensation committee and is performance based.  The program is designed to promote executive decision making and achievement that supports the realization of key overall Company financial goals. For the year 2009, the participants in the Company’s cash incentives program consisted of each of the Company’s five named executive officers.

In 2009, executives had target bonus opportunities ranging from 0% to 75% of base salary earnings, depending on position level and responsibility, with larger bonus opportunities provided to those with greater responsibility. The Compensation Committee establishes the guidelines under which the plan is administered, including financial performance goals and payout schedules. The goals reflect the Company’s performance using performance measures of net income.

The program provides payouts based on different levels of achievement:

●	Threshold: the minimum level of performance for which a bonus is paid and set at 90% of the target level. No bonuses will be earned if the Threshold level of the Company’s performance is not achieved;

●	Minimum: 70% of bonus is paid for achievement of 90% to 99.9% of financial goals.

●	Target: 100% of bonus is paid for achievement of financial goals.

●	Maximum: achievement at a superior level of performance for 300% payout of the Target bonus.

For achievement between Target and Maximum, bonus payouts are interpolated to reflect the level of results achieved.

The performance target is based upon the First Call consensus (web-based investment research and analytical tool) of the Company’s net income for the year. First Call combines a company’s own data with real-time institutional content from Thomson Financial and relevant third parties (including current and historical data on broker recommendations, insider transactions, financial ratios, and earnings estimates).  The net income consensus for the 2009 for the Company was $64 million at the time when the cash bonus payment schedule was set. If the target is met then the executives will receive their bonus. Since the Company did not meet its target net income for 2009, no cash bonuses will be paid for this period.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options and restricted stock awards to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options and restricted stock awards automatically granted at the end of each fiscal quarter in accordance with the terms of the employment agreement with our executive officers, our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

The Compensation Committee carefully monitors our executive compensation programs. Although it has been our general objective to provide our NEOs with total annual compensation near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, we have also balanced this goal with the overall global market conditions and performance of the Company and to that end did not increase levels of compensation during 2009.

The respective total aggregate equity based compensation granted to each of our executive officers for the current fiscal year is the same as the aggregate value of the equity based compensation for the year ended December 31, 2008. In 2008 the equity compensation described below consisted solely of stock options granted to each executive. The Compensation Committee determined that it would be more prudent and attractive to executives, in light of the freezing of salaries for the 2009 fiscal year, that the Company issue to the executives a mix of restricted shares and stock options having the same aggregate equity compensation value as for the year ended December 31, 2008. Furthermore, the issuance of only stock options having the same compensatory value would require a greater number of shares to be covered by the options (as compared to the issuance of restricted shares) and accordingly, with a strategic allocation between the issuance of restricted shares and stock options, a greater amount of shares would continue to be available under the Company’s Stock Option Plan. At the time of the award, because of the significant volatility in the marketplace and in particular the Company's stock price, the Black Scholes calculation abnormally increased the stock option value beyond the normal inherent value thus issuing all stock options to Executives would have been potentially less attractive.

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

Name and Principal Position	Year	($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tony Liu, CEO and Chairman	2009	200,000	—	377,541	160,459	—	—	—	738,000
	2008	200,000	40,267	—	538,000	—	—	—	778,267
	2007	200,000	53,253	—	1,488,000	—	—	—	1,741,253

Yanchun Li, CFO, COO, Director	2009	160,000	—	333,472	141,728	—	—	—	635,200
	2008	160,000	30,201	—	475,200	—	—	—	665,401
	2007	160,000	39,940	—	1,190,400	—	—	—	1,390,340

Jun Min, VP, Director	2009	120,000	—	250,104	106,296	—	—	—	476,400
	2008	120,000	30,201	—	356,400	—	—	—	506,601
	2007	120,000	39,940	—	892,800	—	—	—	1,052,740

Binsheng Li, Chief Accounting officer, Director	2009	80,000	—	206,034	87,566	—	—	—	373,600
	2008	80,000	20,134	—	293,600	—	—	—	393,734
	2007	80,000	26,626	—	595,200	—	—	—	701,826

Wilfred Chow, SVP of Finance	2009	190,000	—	229,472	97,528	—	—	—	517,000
	2008	190,000	40,267	—	327,000	—	—	—	557,267
	2007	160,000	53,253	—	744,000	—	—	—	957,253

_____________________________
(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for 2009 as provided for in their respective employment agreements.
(2)
The named executive officers did not receive any discretionary bonuses, sign-on bonuses, or other annual bonus payments that are not contingent on the achievement of stipulated performance goals. Cash bonus payments are contingent on achieving pre-established and communicated goals.

(3)	Stock and option awards amounts shown in this table represent the grant date fair value computed in accordance with FASB ASC 718.

Employee Equity Incentive Plan

In March 2004, our board of directors formally adopted a Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, we were authorized to grant non-qualified options to purchase up to 2,900,000 shares of our common stock to our employees, officers, directors and consultants. The 2004 Plan was administered directly by our Compensation Committee. Subject to the provisions of the 2004 Plan, the Compensation Committee determined who would receive stock options, the number of shares of common stock that may be covered by the option grants, the time and manner of exercise of options and exercise prices, as well as any other pertinent terms of the options. The Company replaced the 2004 Plan with a new Equity Incentive Plan that was adopted by the Board and approved by the Shareholders in 2006 (“2006 Plan”). The 2006 Plan provides a maximum of 5,000,000 shares for future grants but the Company is not intended to grant more than 1,000,000 shares in one calendar year. The Company will not grant any additional awards under the 2004 Plan. All Awards starting from 2007 would be granted under the 2006 Plan. Those individuals with awards outstanding under the 2004 Plan will continue to hold such awards in accordance with the terms of their respective grant agreements.

 As of December 31, 2009, the Company granted an aggregate of 2,610,070 options and restricted stock under the 2006 Plan. For the year ended December 31, 2009, options to purchase a total of 1,298,603 shares and 348,285 restricted stocks were granted to the executive officers. In 2009, the Company granted the following options to the NEO’s pursuant to the 2006 Plan:

2009 Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Target) (#)(1)	Exercise or Base Price of Option Awards ($ /Sh) (2)	Closing Price on Grant Date ($ /Sh)	Grant Date Fair Value Of Stock Awards ($/Sh)	Grant Date Fair Value of Option Awards ($ /Sh)
Tony Liu	4/10/09	154,930	4.01	4.01	377,541	160,459
Yanchun Li	4/10/09	136,845	4.01	4.01	333,472	141,728
Jun Min	4/10/09	102,634	4.01	4.01	250,104	106,296
Binsheng Li	4/10/09	84,549	4.01	4.01	206,034	87,566
Wilfred Chow	4/10/09	94,167	4.01	4.01	229,472	97,528
__________________________________
(1)
Represents the number of shares and stock options granted in 2009 under the Company’s 2006 Plan. These shares and stock options vest and become exercisable ratably in five equal annual installments beginning one year after the grant date.

(2)	Represents the exercise price for the stock options granted, which was closing price on the date of the grant.

Employment Agreements

On April 10, 2009, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer and Chief Operations Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting Officer, all of whom are also directors of the Company. We also entered into employment agreement with Wilfred Chow, our Senior Vice President of Finance. Each of the Employment Agreements were subsequently amended to reduce the number of options granted to the numbers included below in the description of each employment agreement.

Tony Liu’s employment agreement has a term of one year, effective as of April 10, 2009, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 94,150 shares and the grant of options to purchase 60,780 shares of common stock with an exercise price of $4.01 per share.  The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause or without cause pursuant to a decision by our board of directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 10, 2009, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 83,160 shares and the grant of options to purchase 53,685 shares of common stock with an exercise price of $4.01 per share.  The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause or without cause pursuant to a decision by our board of directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 10, 2009, and provides for an annual base salary of $120,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 62,370  shares and the grant of options to purchase 40,264 shares of common stock with an exercise price of $4.01 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Min’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Binsheng Li’s employment agreement has a term of one year, effective as of April 10, 2009, and provides for an annual base salary of $80,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 51,380 shares and the grant of options to purchase 33,169 shares of common stock with an exercise price of $4.01 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Li’s continued employment with the Company on each vesting date. Mr. Li is also entitled to an annual performance based bonus of up to US$20,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Li’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Li’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Wilfred Chow’s employment agreement has a term of one year, effective as of April 10, 2009, and provides for an annual base salary of $190,000, subject to subsequent annual review by our board of directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 57,225 shares and the grant of options to purchase 36,942 shares of common stock with an exercise price of $4.01 per share. The stock options are granted under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Chow’s continued employment with the Company on each vesting date. Mr. Chow is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Chow’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Chow’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2009, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through April 10, 2010:

Cash Payments
Tony Liu	$66,667
Yanchun Li	53,333
JunMin	40,000
Binsheng Li	26,667
Wilfred Chow	63,333

2009 Outstanding Equity Awards at Year-end

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying			Number of Shares or	Market Value of Shares or
Name	Exercisable	Unexercisable	Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Units of Stock That Have Not Vested (#)	Units of Stock That Have Not Vested ($)
Tony Liu	80,000	120,000	200,000	10.74	4/20/2017
Tony Liu	22,370	89,480	111,850	8.35	4/20/2018
Tony Liu	—	60,780	60,780	4.01	4/10/2019	94,150	377,541
Yanchun Li	64,000	96,000	160,000	10.74	4/20/2017
Yanchun Li	19,759	79,035	98,794	8.35	4/20/2018
Yanchun Li	—	53,685	53,685	4.01	4/10/2019	83,160	333,472
Jun Min	48,000	72,000	120,000	10.74	4/20/2017
Jun Min	14,819	59,277	74,096	8.35	4/20/2018
Jun Min	—	40,264	40,264	4.01	4/10/2019	62,370	250,104
Binsheng Li	32,000	48,000	80,000	10.74	4/20/2017
Binsheng Li	12,208	48,832	61,040	8.35	4/20/2018
Binsheng Li	—	33,169	33,169	4.01	4/10/2019	51,380	206,034
Wilfred Chow	40,000	60,000	100,000	10.74	4/20/2017
Wilfred Chow	13,597	54,386	67,983	8.35	4/20/2018
Wilfred Chow	—	36,942	36,942	4.01	4/10/2019	57,225	229,472

Option Exercises and Stock Vested During 2009

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Tony Liu	—	—
Yanchun Li	—	—
Jun Min	—	—
Binsheng Li	—	—
Wilfred Chow	—	—

Compensation of Independent Directors for 2009

The annual retainer is paid to the independent directors in monthly installments in arrears. An independent director is entitled to receive each year shares of common stock of the Company with an aggregate value range from $65,000 to $73,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including the date of grant. The equity award to independent directors is awarded at the beginning of each year for service rendered for the preceding year. The Company allows each independent director to elect to take cash compensation instead of the stock award. The Company reimburses its independent directors for reasonable travel expenses to attend Board and Committee meetings.

The following table sets forth all compensation paid or to be paid by AOB, as well as certain other compensation paid or accrued, for each of the independent directors for 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)		Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cosimo J. Patti	50,000	65,000	(1)	—	—	—	—	115,000
Xianmin Wang	50,000	65,000	(1)	—	—	—	—	115,000
Eileen Brody	—	120,000	(2)	—	—	—	—	120,000
Lawrence S Wizel	50,000	73,000	(3)	—	—	—	—	123,000
Baiqing Zhang	50,000	65,000	(1)	—	—	—	—	115,000
________________________________________
(1)	13,401 shares of common stock to be issued were outstanding for each of the independent directors as of January 1, 2010.
(2)	25,121 shares of common stock to be issued were outstanding as of January 1, 2010.
(3)	15,050 shares of common stock to be issued were outstanding as of January 1, 2010
(4)	For awards of stock and option, the aggregate grant date fair value computed in accordance with FASB ASC 718

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of February 28, 2009 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Tony Liu	Series A Preferred Stock	1,000,000	(4)	100.00%
Tony Liu	Common Stock	14,450,018	(5)	18.45%
Yanchun Li	Common Stock	847,475	(6)	1.08%
Jun Min	Common Stock	972,313	(7)	1.24%
Binsheng Li	Common Stock	337,114	(8)	*
Cosimo J. Patti	Common Stock	29,614	(9)	*
Xianmin Wang	Common Stock	47,419	(10)	*
Eileen Brody	Common Stock	85,120	(11)	*
Lawrence S. Wizel	Common Stock	33,149	(12)	*
Baiqing Zhang	Common Stock	25,103	(13)	*
Total Ownership of Common Stock by All Directors and Officers as a Group		16,827,325		21.49%

________________________________________
(1)
Unless otherwise indicated, the address for all named executive officers, directors and shareholders is c/o American Oriental Bioengineering, Inc., 1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town, Beijing, 100176, People’s Republic of China.

(2)
The amount of beneficial ownership includes the number of shares of common stock and/or preferred stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 31, 2009 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(3)	Based upon 78,321,439 shares outstanding as of February 28, 2010.
(4)	Through his common and preferred stock ownership, currently Mr. Liu has voting power equal to approximately 43.5% of our voting securities.
(5)	Includes 102,370 shares of common stock issuable upon exercise of options.
(6)	Includes 83,759 shares of common stock issuable upon exercise of options.
(7)	Includes 62,819 shares of common stock issuable upon exercise of options.
(8)	Includes 44,208 shares of common stock issuable upon exercise of options.
(9)	Includes 13,401 shares of common stock issuable for services rendered in 2009.
(10)	Includes 13,401 shares of common stock issuable for services rendered in 2009.
(11)	Includes 25,121 shares of common stock issuable for services rendered in 2009.
(12)	Includes 15,050 shares of common stock issuable for services rendered in 2009.
(13)	Includes 13,401 shares of common stock issuable for services rendered in 2009.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions, since January 1, 2009, the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest. It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Director Independence

A majority of the directors must be independent directors under Section 303A.01 of the listing standard of NYSE. Section 303A.02 of the NYSE listing standards provide that no director can qualify as independent unless the Board affirmatively determines that the director has no material relationship with the listed company. The Board has adopted the following standards in determining whether or not a director has a material relationship with the Company and these standards are:

●	No director who is an employee or a former employee of the Company can be independent until three years after termination of such employment.

●
No director who is, or in the past three years has been, affiliated with or employed by the Company’s present or former independent auditor can be independent until three years after the end of the affiliation, employment or auditing relationship.

●
No director can be independent if he or she is, or in the past three years has been, part of an interlocking directorship in which an executive officer of the Company serves on the compensation committee of another company that employs the director.

●
No director can be independent if he or she is receiving, or in the last three years has received, more than $120,000 during any 12-month period in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

●	Directors with immediate family members in the foregoing categories are subject to the same three-year restriction.

●
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2009:	$1,467,000	Ernst & Young Hua Ming.

2009:	$376,293	Weinberg & Company, P.A.

2008:	$1,581,498	Weinberg & Company, P.A.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

2009:	$0	Ernst & Young Hua Ming.

2009:	$0	Weinberg & Company, P.A.

2008:	$0	Weinberg & Company, P.A.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2009:	$0	Ernst & Young Hua Ming.

2009:	$7,000	Weinberg & Company, P.A.

2008:	$4,500	Weinberg & Company, P.A.

We incurred these fees due to the preparation of our tax returns.

All Other Fees

2009:	$0	Ernst & Young Hua Ming.

2009:	$27,222	Weinberg & Company, P.A.

2008:	$85,811	Weinberg & Company, P.A.

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) through (3) were approximately:

Audit Committee Approval

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to AOB by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.

Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

●	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to AOB;

●	provision by the independent auditor to AOB of strategic consulting services of the type typically provided by management consulting firms; or

●
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of AOB’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of AOB who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by AOB, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by AOB.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

●	whether the service creates a mutual or conflicting interest between the auditor and the Company;

●	whether the service places the auditor in the position of auditing his or her own work;

●	whether the service results in the auditor acting as management or an employee of the Company; and

●	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

See ITEM 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or are not applicable.

3. The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	2006 Equity Incentive Plan
•	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Tony Liu
•	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Yanchun Li
•	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Jun Min
•	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Binsheng Li
•	Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Wilfred Chow

(b) The exhibits listed on the Exhibit Index are filed as part of this report

(c) Not applicable.

EXHIBIT INDEX

Reg. S-K Exhibit Table Item No	Description of Exhibit
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

4.5	2006 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A, filed with the Commission on October 17, 2006).

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

10.10(a)
Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Tony Liu, (incorporated by reference to the 2008 Annual Report on Form 10-K/A, filed with the Commission on March 15, 2010).

10.10(b)
Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Yanchun Li, (incorporated by reference to the 2008 Annual Report on Form 10-K/A, filed with the Commission on March 15, 2010).

10.10(c)
Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Jun Min, (incorporated by reference to the 2008 Annual Report on Form 10-K/A, filed with the Commission on March15, 2010).

10.10(d)
Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Binsheng Li, (incorporated by reference to the 2008 Annual Report on Form 10-K/A, filed with the Commission on March 15, 2010).

10.10(e)
Employment Agreement, dated April 10, 2009, by and between American Oriental Bioengineering, Inc. and Wilfred Chow, (incorporated by reference to the 2008 Annual Report on Form 10-K/A, filed with the Commission on March 15, 2010).

10.11	Stock Award and Non-Qualified Stock Option Grant Agreement, filed herewith

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

23.1	Consent of Ernst & Young Hua Ming, an independent registered public accounting firm.

23.2	Consent of Weinberg and Company, P.A., an independent registered public accounting firm.

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

32	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 31, 2009, 2008 and 2007

Description	Balance at December 31, 2006	Additions		Deductions	Balance at December 31, 2007	Additions		Deductions	Balance at December 31, 2008	Additions		Deductions	Balance at December 31, 2009
		(1) charge to costs and expenses	(2) Charged to other accounts			(1) charge to costs and expenses	(2) Charged to other accounts			(1) charge to costs and expenses	(2) Charged to other accounts
Allowance for doubtful accounts	$39,776	$262,494			$302,270			$75,940	$226,330	$296,567			$522,897
Allowance for inventories	$615,552			$378,125	$237,427			$69,998	$167,429			$131,587	$35,842

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

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2010
Tony Liu

/s/ Yanchun Li	Chief Financial Officer, Chief Operating Officer, Secretary and Director	March 15, 2010
Yanchun Li

/s/ Jun Min	Vice President and Director	March 15, 2010
Jun Min

/s/ Binsheng Li	Chief Accounting Officer and Director	March 15, 2010
Binsheng Li

/s/ Cosimo J. Patti	Independent Director	March 15, 2010
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	March 15, 2010
Xianmin Wang

/s/ Eileen Brody	Independent Director	March 15, 2010
Eileen Brody

/s/ Lawrence S. Wizel	Independent Director	March 15, 2010
Lawrence S. Wizel

/s/ Baiqing Zhang	Independent Director	March 15, 2010
Baiqing Zhang

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONTENTS

PAGE	2-4	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	5-6	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	7	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

PAGE	8	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

PAGE	9-10	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

PAGE	11-40	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.:

We have audited the accompanying consolidated balance sheet of American Oriental Bioengineering, Inc. as of December 31, 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flow for the year ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. at December 31, 2009, and the consolidated results of its operation and its cash flow for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young Hua Ming
Shanghai, The People’s Republic of China
March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also include the financial statement schedule on page 62 for the years ended December 31, 2008 and 2007. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nuo Hua Investment Company Ltd., which was acquired October 18, 2008, and Guangxi HuiKe Pharmaceutical Research and Development Co, ltd., which was acquired October 20, 2008, and whose combined financial statements constitute 11% and 10% of net and total assets, respectively, and 2% of revenues and (25%) of net income of the consolidated financial statements as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Nuo Hua Investment Company Ltd. and GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd..  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oriental Bioengineering, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Weinberg & Company, P.A.
Boca Raton, Florida
February 27, 2009

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$91,126,486	$68,060,769
Restricted cash	3,298,379	2,575,741
Accounts receivable, net	57,215,978	36,982,167
Inventories, net	10,015,711	13,042,123
Advances to suppliers and prepaid expenses	13,901,180	3,593,979
Notes receivable	288,476	708,076
Refundable deposit	-	6,396,996
Deferred tax assets	824,451	347,216
Other current assets	1,246,647	744,903
Total Current Assets	177,917,308	132,451,970

LONG-TERM ASSETS
Property, plant and equipment, net	95,468,265	98,154,443
Land use rights, net	153,604,196	148,988,870
Other long term assets	7,909,086	6,347,174
Construction in progress	28,975,386	25,385,835
Other intangible assets, net	18,695,554	23,690,440
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	57,325,887	54,963,064
Deferred tax assets	134,268	1,313,832
Unamortized financing cost	3,287,694	4,215,983
Total Long-Term Assets	398,564,457	396,223,762
TOTAL ASSETS	$576,481,765	$528,675,732

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31,
	2009	2008

CURRENT LIABILITIES
Accounts payable	$7,497,143	$12,287,887
Notes payable	3,392,575	3,262,877
Other payables and accrued expenses	22,320,757	19,766,652
Taxes payable	947,338	420,671
Short-term bank loans	10,384,368	7,140,148
Current portion of long-term bank loans	60,108	58,659
Other liabilities	2,199,280	2,253,440
Deferred tax liabilities	172,473	178,931
Total Current Liabilities	46,974,042	45,369,265

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	743,957	804,521
Long-term notes payable	-	269,908
Deferred tax liabilities	15,961,465	17,635,511
Unrecognized tax benefits	2,746,561	-
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	134,451,983	133,709,940
TOTAL LIABILITIES	181,426,025	179,079,205

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,321,439 and 78,249,264 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	78,321	78,249
Common stock to be issued	388,000	376,335
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	199,829,921	197,046,688
Retained earnings (the restricted portion of retained earnings is $23,757,901 and $19,924,918 at December 31, 2009 and December 31, 2008, respectively)	191,173,754	149,752,604
Accumulated other comprehensive income	33,050,224	31,688,186
Total Shareholders’ Equity	394,522,604	348,944,446
Non-controlling Interest	533,136	652,081
TOTAL EQUITY	395,055,740	349,596,527
TOTAL LIABILITIES AND EQUITY	$576,481,765	$528,675,732

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

Revenues	$296,150,780	$264,643,058	$160,482,383
Cost of sales	129,367,775	91,031,274	49,364,486
GROSS PROFIT	166,783,005	173,611,784	111,117,897

Selling and marketing expenses	40,996,370	39,774,330	20,669,303
Advertising costs	31,896,992	34,102,538	22,865,903
Research and development costs	7,922,357	1,528,991	870,219
General and administrative expenses	21,168,566	18,074,956	12,961,891
Depreciation and amortization expenses	6,038,625	4,383,215	1,989,425
Purchased in-process research and development expenses	-	12,255,248	-
Total operating expenses	108,022,910	110,119,278	59,356,741

INCOME FROM OPERATIONS	58,760,095	63,492,506	51,761,156

Equity in earnings (loss) from unconsolidated entities	2,075,139	(1,132,986)	23,711
Interest income (expense), net	(5,746,382)	(2,571,015)	617,524
Other expenses	(569,661)	(65,843)	(525,065)
INCOME BEFORE INCOME TAX	54,519,191	59,722,662	51,877,326
Income tax	13,216,986	12,635,472	8,011,248
NET INCOME	41,302,205	47,087,190	43,866,078
Net income (loss) attributable to non-controlling interest	118,945	(27,575)	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	41,421,150	47,059,615	43,866,078

OTHER COMPREHENSIVE INCOME	1,362,038	15,767,870	11,623,761

COMPREHENSIVE INCOME	$42,783,188	$62,827,485	$55,489,839
EARNINGS PER COMMON SHARE
Basic	$0.56	$0.62	$0.63
Diluted	$0.53	$0.61	$0.61
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	74,612,602	76,504,035	69,870,775
Diluted	89,286,621	82,254,185	71,364,244

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Preferred Stock		Common Stock
						Prepaid forward	Additional		Accumulated Other
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	repurchase contract	Paid-in Capital	Retained Earnings	Comprehensive Income	Total

BALANCE AT JANUARY 1, 2007	1,000,000	$1,000	64,230,369	$64,230	$599,069	$—	$92,307,960	$58,826,911	$4,296,555	$156,095,725

Common stock and warrants issued in secondary offering, net	—	—	9,275,000	9,275		—	72,975,083	—	—	72,984,358
Common stock issued for director services	—	—	48,379	49	(228,642)	—	228,593	—	—	—
Common stock issued for warrant exercises	—	—	—	—	(370,427)	—	—	—	—	(370,427)
Common stock to be issued for director services	—	—	—	—	285,333	—	—	—	—	285,333
Common stock to be issued for warrant exercises	—	—	—	—	1,326,000	—	—	—	—	1,326,000
Common stock issued for consulting services	—	—	20,000	20	—	—	259,980	—	—	260,000
Stock-based compensation to employee	—	—	—		—	—	777,795	—	—	777,795
Exercise of warrants	—	—	4,318,918	4,319	—	—	26,576,191	—	—	26,580,510
Exercise of option	—	—	99,269	99	—	—	198,439	—	—	198,538
Contribution from shareholders	—	—	—	—	—	—	150,900	—	—	150,900
Foreign currency translation	—	—	—	—	—	—	—	—	11,623,761	11,623,761
Net income	—	—	—	—	—	—	—	43,866,078	—	43,866,078

BALANCE AT DECEMBER 31, 2007	1,000,000	$1,000	77,991,935	$77,992	$1,611,333	$—	$193,474,941	$102,692,989	$15,920,316	$313,778,571

Common stock issued for director services	—	—	26,581	26	(285,333)	—	285,307	—	—	—
Common stock to be issued for director services	—	—	—	—	376,335	—	—	—	—	376,335
Common stock issued for consulting services	—	—	26,748	27	—	—	259,973	—	—	260,000
Stock-based compensation to employee	—	—	—	—	—	—	1,700,671	—	—	1,700,671
Prepaid forward repurchase contract	—	—	—	—	—	(29,998,616)	—	—	—	(29,998,616)
Exercise of warrants	—	—	204,000	204	(1,326,000)	—	1,325,796	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	15,767,870	15,767,870
Net income	—	—	—	—	—	—	—	47,059,615	—	47,059,615

BALANCE AT DECEMBER 31, 2008	1,000,000	$1,000	78,249,264	$78,249	$376,335	$(29,998,616)	$197,046,688	$149,752,604	$31,688,186	$348,944,446

Common stock issued for director services	—	—	42,471	42	(376,335)	—	376,293	—	—	—
Common stock to be issued for director services	—	—	—	—	388,000	—	—	—	—	388,000
Common stock issued for consulting services	—	—	29,704	30	—	—	160,770	—	—	160,800
Stock-based compensation to employee	—	—	—	—	—	—	2,246,170	—	—	2,246,170
Foreign currency translation	—	—	—	—	—	—	—	—	1,362,038	1,362,038
Net income	—	—	—	—	—	—	—	41,421,150	—	41, 421,150

BALANCE AT DECEMBER 31, 2009	1,000,000	$1,000	78,321,439	$78,321	$388,000	$(29,998,616)	$199,829,921	$191,173,754	$33,050,224	$394,522,604
See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,302,205	$47,087,190	$43,866,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,439,088	9,919,809	4,627,607
Amortization of deferred issuance cost	928,289	425,466	-
Loss on disposal of property, plant and equipment	15,039	29,890	427
Amortization of deferred consulting expenses	24,000	200,500	394,100
Purchased in-process research and development	-	12,255,248	-
Provision (reversal) for doubtful accounts and slow moving inventories	164,980	(200,683)	(194,363)
Deferred taxes	(978,175)	1,205,733	153,934
Amortization of common stock issued for consulting services	140,600	68,000	285,333
Stock-based compensation expense	2,246,173	1,700,671	777,795
Equity (income) loss of unconsolidated entities	(2,075,139)	1,131,647	(23,711)
Independent director stock compensation	388,000	376,335	-
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(20,531,498)	(16,093,721)	(4,142,308)
Notes receivable	419,600	1,551,540	978,545
Inventories	3,153,553	745,267	433,341
Advances to suppliers and prepaid expenses	(18,152,003)	939,249	(2,205,730)
Other current assets	(480,066)	1,185,707	(2,755,757)
Increase (decrease) in:	-
Accounts payable	(4,790,744)	4,854,620	628,638
Other payables and accrued expenses	7,974,217	11,927,197	2,856,936
Taxes payable	526,668	(2,427,886)	428,879
Customer deposits	-	-	(29,738)
Other liabilities	(52,716)	(2,071,912)	(715,474)
Unrecognized tax benefits	2,746,561	-	-
Net cash provided by operating activities	25,408,632	74,809,867	45,364,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,117,992)	(48,561,170)	(1,507,017)
Purchases of construction in progress	(2,861,461)	(24,574,369)	(2,478,601)
Purchase of land use rights and other intangible assets	(1,119,264)	(99,546,611)	-
Purchases of subsidiaries, net of cash acquired	-	(53,055,492)	(65,872,747)
Refundable deposit	6,397,106	(2,917,734)	-
Deposit for long-term assets	-	(6,347,174)	-
Investments in and advances to equity investments	(238,795)	(22,379,659)	-
Proceeds from disposal of property, plant and equipment	93,764	8,116	12,663
Net cash provided by (used in) investing activities	1,153,358	(257,374,093)	(69,845,702)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	10,682,945	9,480,315	6,740,860
Repayment of bank loans and interests	(8,153,316)	(8,892,085)	(10,777,033)
Repayment of convertible notes interest	(5,750,000)	-	-
Cash proceeds from sales of common stock, net	-	-	72,984,358
Proceeds from exercise of warrants	-	-	27,536,083
Proceeds from exercise of options	-	-	198,538
Contribution from shareholders	-	-	150,900
Net proceeds from convertible notes	-	110,358,550	-
Prepaid forward repurchase contract	-	(29,998,616)	-
Net cash provided by (used in) financing activities	(3,220,371)	80,948,164	96,833,706
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	23,341,619	(101,616,062)	72,352,536
Effect of exchange rate changes on cash and cash equivalents	446,736	5,842,497	6,273,120
Cash and cash equivalents and restricted cash, beginning of year	70,636,510	166,410,075	87,784,419
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$94,424,865	$70,636,510	$166,410,075

SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions:
Conversion of promissory note to investment in equity investments	4,759,612	-	-
Cash paid during the period for:
Interest paid	$6,236,504	$778,013	$855,715
Income taxes paid	$11,401,681	$14,909,132	$8,381,205

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

The originally issued Form 10-K for December 31, 2008 was restated in amended Form 10-Ks filed on November 16, 2009 and March 15, 2010. The reader should refer to those filings for more information.

NOTE 1 - PRINCIPAL ACTIVITIES AND ORGANIZATION

American Oriental Bioengineering, Inc. (“AOB”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in China. AOB and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise. The following list contains the particulars of its operating subsidiaries and major affiliate companies:

Name of Subsidiary	Principal activities	Acquired	Percentage of ownership December 31, 2009
Harbin Three Happiness Bioengineering Co., Ltd. (“Three Happiness”)	Manufacture and commercialize a broad range of branded pharmaceutical and nutraceutical products	Dec 2001	100%

Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. (“HSPL”)	Manufacture and commercialize an anti-viral injection powder, a prescription pharmaceutical product	Sept 2004	100%

Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”)	Manufacture and commercialize a series of pharmaceutical products that focus on women’s health	Apr 2006	100%

Heilongjiang Qitai Pharmaceutical Co.,Ltd. (“HQPL”)	Wholesale of pharmaceutical and nutraceutical products	Jul 2006	100%

Changchun Xinan Pharmaceutical Co.Ltd., (“CCXA”)	Manufacture and distribute a broad range of generic pharmaceutical products	Sept 2007	100%

Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”)	Manufacture and commercialize pharmaceutical products that alleviate nasal congestion and provide sinus relief	Oct 2007	100%

China Aoxing Pharmaceutical Company, Inc. (”CAXG”)	Manufacture and commercialize pain management pharmaceutical products	Apr 2008	36.63%

Nuo Hua Investment Co., Ltd. (“Nuo Hua”)	Wholesale and retail of pharmaceutical and nutraceutical products	Oct 2008	100%

GuangXi HuiKe Research and Development Co., Ltd. (“GHK”)	Pharmaceutical research and products development	Oct 2008	100%

Also see Note 15 for acquisitions.

NOTE 2 - BASIS OF PRESENTATION

Basis of Consolidation

The consolidated financial statements include the financial statements of American Oriental Bioengineering, Inc. and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Investments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323 “Investments - Equity Method and Joint Ventures” in accounting for its equity investments. Under FASB ASC 323 equity method is used for investments in entities in which the Company has the ability to exercise significant influence but does not own a majority equity interest or otherwise control. The cost method is used for investments over which the Company does not have the ability to exercise significant influence or control.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions, valuation of derivative financial instruments, valuation of available for sale security, and share-based compensation expenses. Changes in facts and circumstances may result in revised estimates. Actual results could differ from these estimates.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is US$, while that of the Company’ subsidiaries operating in the PRC is Renminbi (“RMB”), as determined based on the criteria of FASB ASC 830 “Foreign Currency Matters”.

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate on December 31, 2009 in the City of New York. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	2009	2008	2007
Year end RMB : US$ exchange rate	6.8372	6.8542	7.3141
Average yearly RMB : US$ exchange rate	6.8457	7.0842	7.5658

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues represent the invoiced value of goods sold and are recognized upon the shipment of goods to customers. The product sales price stated in the sales contract or purchase order is final and not subject to adjustment. Revenues are recognized pursuant to FASB ASC 605 “Revenue Recognition”, when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists,

●	Delivery has occurred or services have been rendered,

●	The seller’s price to the buyer is fixed or determinable, and

●	Collectability is reasonably assured.

Revenue is recognized net of all value-added taxes imposed by governmental authorities and collected from customers concurrent with revenue-producing transactions.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Starting from 2008, the Company offered sales rebates to its major customers based on collections made during the year, provided that the customers make payments prior to certain days after year end. The rebates are calculated based on different percentages depending on settlement methods, which include settling by cash or notes receivable. Customers are entitled to either cash rebates or receiving additional free inventories based on predetermined prices. In accordance with FASB ASC 605, the Company accounted for estimated cash settlement as sales discount, and estimated free inventories as cost of sales, upon recognition of revenue. Such estimation is based on maximum exposure the Company potentially will offer in rebates, and subsequently true up at year end.

Cost of Sales

Cost of revenue includes direct and indirect production costs, as well as freight in and handling costs for products sold.

Selling and Marketing Expenses

Selling and marketing expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Freight out and handling expenses included in selling expenses were $5,024,799, $3,501,453 and $2,796,100 for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Point of sale materials are accounted for as inventories and are charged to expense as utilized. Advertising costs were $31,896,992, $34,102,538 and $22,865,903 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Prior to 2009, the costs of acquired technology know-how for drugs in a development stage as in-process research and development (“IPR&D”) that are purchased from others for a particular research and development project either singly, or as part of a group of assets, or as part of a business combination, and that have no alternative future uses (in other research and development projects or otherwise), are expensed as research and development costs. The Company has determined that for such acquired technology know-how to have an alternative future use, it should be (a) reasonably expected that the Company will use the technology in an alternative manner for an economic benefit and (b) the Company’s use of the technology is not contingent on further development subsequent to acquisition (that is, it can be used in an alternative manner at the acquisition date). Prior to 2009, none of the Company’s acquired technology know-how for drugs in a development stage during the periods presented was determined to have an alternative future use at the acquisition date since technological feasibility was not established and regulatory approval from the State Food and Drug Administration of China (“SFDA”) was not obtained. Further subsequent development, including additional clinical testing, was required to obtain the necessary regulatory approval before the products could be launched into the market for sale.

Starting 2009, FASB ASC 805 “Business combination” requires the recognition of tangible and intangible assets that result from or are to be used in research and development activities as assets, irrespective of whether the acquired assets have an alternative future use. Acquired IPR&D assets are required to be measured at their acquisition-date fair value. Uncertainty about the outcome of an individual project does not affect the recognition of an IPR&D asset, but is reflected in its fair value.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s comprehensive income includes net income and foreign currency translation adjustments.

Stock-Based Compensation

Stock-based compensation includes 1) stock options and common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 “Compensation - Stock Compensation”, and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 “Equity – Equity-Based Payment to Non-Employees”.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

All grants of common stock awards and stock options to employees and directors are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense using the straight-line method for all common stock awards and stock options granted with service conditions that have a graded vesting schedule, with a corresponding charge to additional paid-in capital.

Common stock awards are granted to directors for services provided. The vested portions of common stock awards granted but not yet issued are recorded in Common Stock to be Issued until issuance.

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement date for such awards are set at dates that the contracts are entered into as the awards are non-forfeitable and vest immediately, despite the services have not yet been performed. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. The Company does not have significant grants to consultants for any of the period presented.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of Grant.

The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is presumed to be the mid-point between the vesting date and the end of the contractual term, as is permitted for “plain vanilla” employee stock options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those stock options and common stock awards that are expected to vest.

Income Taxes

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740, “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. ASC740-10 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effects of applying ASC 740-10, if any, is recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company’s adoption of ASC 740-10 did not result in any adjustment to the opening balance of the Company’s retained earnings as of January 1, 2007.

The Company has elected to classify interest and penalties related to an uncertain position, if and when required, as part of other expenses, in the consolidated statements of income. The Company recorded zero interest and a penalty of $440,000 as of December 31, 2009.

Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws. The value-added tax’s standard rate is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Segment Reporting

Prior to the acquisition of Nuo Hua and the consolidation of its business in October 2008, the Company operated in one business segment: manufacturing and commercialization of pharmaceutical and nutraceutical products. Since October 2008, the Company has two operating segments based on its major lines of businesses: manufacturing and distribution. Each operating segment derives its revenues from the sale of products or services, respectively and each is the responsibility of a group of senior management of the Company who has knowledge of product and service specific operational risks and opportunities. The Company’s chief operating decision maker reviews and evaluates separate sets of financial information for decisions regarding resources allocation and performance assessments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restriction on cash is expected to be released within the next twelve months.

Accounts Receivable

Accounts receivable are carried at net realizable value. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. An account receivable is written off after all collection effort has ceased.

Debt Issuance Costs

Debt issuance costs represent the incurred costs directly attributable to the issuance of the convertible notes. These costs, presented as non-current assets, are deferred and amortized ratably using the effective interest method from the debt issuance date over the earliest redemption date of the convertible notes. Upon the conversion of the notes, the related debt issuance costs will be debited to shareholders’ equity.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the weighted average method. Costs of raw materials and consumables and packaging materials are based on purchase costs while costs of work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

●	Level 1 - defined as observable inputs such as quoted prices in active markets;

●	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

●	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, short-term and long-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The convertible notes are initially recognized at fair value upon issuance and subsequently accreted to the redemption value using the effective interest rate method, with any accrued and unpaid interest included under other payables and accrued expenses.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Construction in Progress

Construction in progress represents direct costs of construction or acquisition, interest and design fees incurred. Interest capitalized as of December 31, 2009 amounted to approximately $816,392. No interests have been capitalized in 2008 and 2007 as core construction activities have not started. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Land Use Rights

According to the PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are being amortized using the straight-line method over the lease term ranging from 40 to 50 years.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	40 years
Machinery and equipment	10 years
Motor vehicles	5 years
Office equipment	5 years
Other equipment	5 years
Leasehold improvements	Shorter of 10 years or the lease term

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

Other Intangible Assets

Other intangible assets include product licenses, trademarks, patents and proprietary technologies, which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Proprietary technologies are recorded as an intangible asset only if regulatory approval from SFDA has been obtained and for which the re-registration of the proprietary technologies with the SFDA by the Company in its name is determined to be reasonably assured or perfunctory. The amortization of such intangible assets will not commence until the technology has been re-registered with the SFDA and hence ready for its intended use.  The cost of the product licenses are amortized over their licensed period of 2 to 12 years; the cost of trademarks are amortized over their registered period of 2 to 10 years; the cost of patents are amortized over their protection period of 7 to 20 years and the cost of proprietary technologies is amortized over its protection period of 10 years. The weighted-average amortization period of product licenses, trademarks, patents and proprietary technologies are 7.56 years, 6.40 years, 12.62 years and 9.42 years, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB ASC 350 “Intangibles - Goodwill and Other”. The Company accounts for business acquisitions using the acquisition method of accounting. Prior to 2009, FAS 141 “Business Combinations” requires goodwill be calculated as the cost of acquired businesses in excess of the fair value of the net assets acquired. Other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of an intent to do so.

Starting 2009, the Company adopted FASB ASC 805, “Business Combinations” (Pre-Codification FAS 141(R)), which replaced FAS 141 though retaining the fundamental concepts of acquisition accounting under FAS 141. Under FASB ASC 805, goodwill is measured as the excess of a over b below:

a.	The aggregate of the following:

1.	The consideration transferred measured in accordance ASC 805, which generally requires acquisition-date fair value.
2.	The fair value of any non-controlling interest in the acquiree.
3.	In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree.

b.	The net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with ASC 805.

Other intangible assets are separately recognized from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of an intent to do so.

Under FASB ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized.

Impairment

The annual evaluation of impairment of goodwill involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company utilizes a two-step method to perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”.

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

No impairment loss is subsequently reversed even if facts and circumstances indicate recovery. There were no impairment losses recognized for the periods presented.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Investments

The Company applies FASB ASC 323 “Investments—Equity Method and Joint Ventures” in accounting for its equity investments. Under FASB ASC 323, the equity method of accounting is used for investments in entities in which the Company has the ability to exercise significant influence but does not own a majority equity interest or otherwise control. Cost method is used for investments over which the Company does not have the ability to exercise significant influence or control.

Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income or loss, exclusive of other-than-temporary impairment losses, if any.

The Company monitors its investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information. Any balance of equity method goodwill is not tested for impairment under the provisions of FASB ASC 350 “Intangibles - Goodwill and Other”. Instead, equity method goodwill is tested for impairment together with the related investment as they are not separable.

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, rates and methods of taxation and price controls, among other things.

The Company’s products are subject to price control by the PRC government. The maximum prices of the products are published by the PRC price administration authorities from time to time. Any changes in product pricing announced by the PRC price administration authorities affect future sales transactions.

New Accounting Pronouncements

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends FAS 141(R), as incorporated into FASB ASC 805, and eliminates the distinction between contractual and non-contractual contingencies. Under the updated standard an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in FASB ASC 450, “Contingencies” to determine whether the contingency should be recognized as of the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of such standard has not had a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as incorporated into FASB ASC 820, “Fair Value Measurements and Disclosures”. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what FASB ASC 820 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual periods ended after June 15, 2009, but entities may early adopt this guidance for the interim and annual periods ended after March 15, 2009. The adoption of such standard has not had a material impact on our consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

FSP FAS 115-2 and FAS 124-2 , as incorporated into FASB ASC 320, “Investments- Debt and Equity Securities” amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Disclosures for periods presented for comparative purposes at initial adoption are not required. This guidance is effective for interim and annual reporting periods ended after June 15, 2009, and shall be applied prospectively. The adoption of such standard has not had a material impact on our consolidated financial statements.

On April 9, 2009, the FASB approved FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, “Interim Financial Reporting”. This guidance was incorporated into FASB ASC 825 “Financial Instruments” which was effective for interim and annual reporting periods ended after June 15, 2009 and was adopted starting third quarter 2009. Under the standard comparative disclosures are only required for periods ended after initial adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FASB ASC 855-10”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ended after June 15, 2009. The standard was subsequently amended by FASB Accounting Standards Update (“FASB ASU”) 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued FASB ASU 2009-01, which amends FASB ASC 105, “Generally Accepted Accounting Principles” (“Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” ) , which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles in the United States (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC”. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates.

In August 2009, the FASB issued FASB ASU 2009-5, “Measuring Liabilities at Fair Value”. FASB ASU 2009-05 amends FASB ASC 820, “Fair Value Measurements”. Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard has not had a material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force reached final consensus on FASB ASU 2009-13, “Revenue Arrangements with Multiple Deliverables”. FASB ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of such standard has not had a material impact on our consolidated financial statements.

In December 2009, the FASB issued FASB ASU 2009-17, Consolidation (“FASB ASC 810”): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for statement 167, In June, 2009, the FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) (“SFAS No.167”). SFAS No.167 eliminates FASB Interpretation No.46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No.167 is effective for fiscal years beginning after November 15, 2009, which for the Company is January 1, 2010, with earlier adoption prohibited. The Company does not expect the adoption of FASB ASU 2009-17 to have a material effect on its consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares) for the years ended December 31, 2009 and 2008. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The potential common stocks are stock options, common stock awards and convertible notes.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Year Ended December 31,
	2009	2008	2007

Numerator:
Net income attributable to controlling interest	$41,421,150	$47,059,615	$43,866,078
Interest expense on convertible securities, net of taxes	5,750,000	2,635,417	-
Amortization of financing costs, net of taxes	928,288	425,466	-
Less: capitalization of interest on convertible securities	(816,392)	-	-
Net income, as adjusted	$47,283,046	$50,120,498	$43,866,078

Denominator:
Weighted average shares outstanding - Basic	74,612,602	76,504,035	69,870,775
Effect of dilutive instruments:
Stock options	-	-	54,295
Convertible notes	14,232,673	5,749,763	-
Common stock awards to be issued to employees	441,346	-	-
Warrants	-	387	1,439,174
Weighted average shares outstanding - Diluted	89,286,621	82,254,185	71,364,244

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the years ended December 31, 2009, 2008 and 2007, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each year.

As more fully discussed in Note 22, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to Net Income, reflecting the assumption that the notes have been converted.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 5 - SEGMENT REPORTING

For the years ended December 31, 2009, 2008 and 2007 the Company’s segments are as follows:

	Year Ended December 31,
	2009	2008	2007

Manufacturing Segment
Revenue from pharmaceutical products	$244,168,159	$224,904,348	$127,823,297
Revenue from nutraceutical products	39,125,655	34,266,739	32,659,086
Total manufacturing revenue	283,293,814	259,171,087	160,482,383
Total manufacturing costs	116,961,988	85,787,460	49,364,486
Interest income, net	761,617	178,463	617,524
Depreciation, depletion and amortization expense	4,562,045	4,173,964	1,989,425
Other operating expenses	92,591,166	99,002,180	57,868,670
Income tax expense or benefit	13,305,093	12,619,820	8,011,248
Operating income of manufacturing segment	56,635,139	57,766,126	43,866,078

	Year Ended December 31,
	2009	2008	2007

Distribution Segment
Distribution revenue	$12,856,966	$5,471,971	$-
Distribution costs	12,405,787	5,243,814	-
Interest income, net	148,751	32,840	-
Depreciation, depletion and amortization expense	19,582	7,740	-
Equity in earnings (loss) from unconsolidated entities	2,401,186	441,403	-
Other operating expenses	1,015,389	177,190	-
Income tax expense or benefit	(88,108)	15,652	-
Operating income of distribution segment	2,054,253	501,818	-

Reconciliation to Consolidated Net Income Available for Common Shareholders:
Total net operating income, as defined, for reportable segments	58,689,392	58,267,944	43,866,078
Unallocated other (loss) income	118,945	(27,575)	-
Unallocated expenses	(17,387,187)	(11,180,754)	-
Consolidated Net Income Available for Common Shareholders:	$41,421,150	$47,059,615	$43,866,078

The Company has recorded distribution revenue from Nuo Hua since its acquisition on October 18, 2008. The Company had no distribution revenue for the year ended December 31, 2007.  All operating revenues comprise amounts received from external third party customers.

For the years ended December 31, 2009, 2008 and 2007, the revenue for the manufacturing and distribution segments are as follows:

	Year Ended December 31,
	2009	2008	2007
Manufacturing	$283,293,814	$259,171,087	$160,482,383
Distribution	12,856,966	5,471,971	-
Total revenue	$296,150,780	$264,643,058	$160,482,383

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

At December 31, 2009 and 2008, total assets for the manufacturing and distribution segments are as follows:

	December 31,
	2009	2008
Manufacturing	$383,755,187	$316,767,049
Distribution	54,348,079	52,445,008
Corporate	138,378,499	159,463,675
Total assets	$576,481,765	$528,675,732

At December 31, 2009 and 2008, goodwill for the manufacturing and distribution segments are $27,817,108 and $5,347,013, respectively.

For the years ended December 31, 2009, 2008 and 2007, the capital expenditures for the manufacturing and distribution segments are as follows:

	Year Ended December 31,
	2009	2008	2007
Manufacturing	$4,810,168	$67,707,425	$3,985,618
Distribution	692	12,168	-
Corporate	287,857	104,962,557	-
Total capital expenditure	$5,098,717	$172,682,150	$3,985,618

All of our operations are located in the PRC.

NOTE 6 - ACCOUNTS RECEIVABLE

Account receivable is net of provision for doubtful debts. Provision for doubtful debt activity is as follows:

	December 31,
	2009	2008
Beginning balance	$226,330	$302,270
Provision for doubtful debts	296,567	-
Reversal	-	(75,940)
Written off	-
Ending balance	$522,897	$226,330

NOTE 7 - INVENTORIES

Inventories are summarized as follows:

	December 31,
	2009	2008
Raw materials	$4,599,700	$5,569,981
Work in progress	2,407,927	2,350,291
Finished goods	3,043,926	5,289,280
Total inventories	10,051,553	13,209,552
Less: provision against slow-moving inventories	(35,842)	(167,429)
Inventories, net	$10,015,711	$13,042,123

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 8 - ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	December 31,
	2009	2008
Advance to suppliers	$11,876,655	$3,328,774
Prepaid expenses	2,024,525	265,205
Advances to suppliers and prepaid expenses	$13,901,180	$3,593,979

Advances to suppliers represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development. The prepayment is amortized over the contract period of the research and development contracts.

NOTE 9 - NOTES RECEIVABLE

Notes receivable are received from customers for the purchase of the Company’s products and are issued by financial institutions that entitle the Company to receive the full face amount from the financial institutions at maturity, which bears no interest and generally ranges from three to six months from the date of issuance.

NOTE 10 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2009	2008
Deferred consulting expenses	$20,200	$24,000
Other receivable	1,124,711	418,321
Due from employees	101,736	302,582
Other current assets	$1,246,647	$744,903

NOTE 11 - LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2009	2008
Cost of land use rights	$160,165,545	$152,297,695
Less: Accumulated amortization	(6,561,349)	(3,308,825)
Land use rights, net	$153,604,196	$148,988,870

As of December 31, 2009, the net book value of land use rights pledged as collateral was $48,101,071. See Note 21.

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $3,239,304, $1,357,929, and $835,562, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010	$3,294,915
2011	$3,294,915
2012	$3,294,915
2013	$3,294,915
2014	$3,294,915
Thereafter	$137,129,621
Total	$153,604,196

NOTE 12 - CONSTRUCTION IN PROGRESS

Construction in progress as of December 31, 2009 and 2008 was $28,975,386 and $25,385,835, respectively. It represents the construction for production lines and buildings.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 13 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
At cost:
Buildings	$91,565,622	$91,261,579
Machinery and equipment	21,016,658	20,665,315
Motor vehicles	1,535,238	1,568,059
Office equipment	2,157,528	1,543,300
Other equipment	610,945	482,097
Leasehold improvements	-	29,150
	116,885,991	115,549,500
Less : Accumulated depreciation
Buildings	(6,600,971)	(4,732,906)
Machinery and equipment	(12,483,002)	(10,782,285)
Motor vehicles	(1,130,968)	(998,535)
Office equipment	(1,037,234)	(771,630)
Other equipment	(165,551)	(91,078)
Leasehold improvements	-	(18,623)
	(21,417,726)	(17,395,057)
Property, plant and equipment, net	$95,468,265	$98,154,443

As of December 31, 2009, the net book value of property, plant and equipment pledged as collateral for bank loans was $13,615,710. See Note 21.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 were $4,142,651, $3,396,747 and $2,470,923, respectively.

NOTE 14 - OTHER INTANGIBLE ASSETS

Other intangible assets are summarized as follows:

	December 31,
	2009	2008
At cost:
Product licenses	$15,524,443	$15,485,939
Trademarks	10,584,914	10,558,660
Patents	4,808,103	4,796,179
Proprietary technology	282,364	281,664
Software	73,822	73,640
	31,273,646	31,196,082
Less: Accumulated amortization
Product licenses	$(6,396,185)	$(3,606,582)
Trademarks	(4,168,125)	(2,358,709)
Patents	(1,935,171)	(1,499,211)
Proprietary technology	(67,468)	(37,389)
Software	(11,143)	(3,751)
	(12,578,092)	(7,505,642)
Other intangible assets, net	$18,695,554	$23,690,440

Amortization expense for the years ended December 31, 2009, 2008 and 2007 were $5,049,117, $5,165,133 and $1,351,288, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Amortization expense for the next five years and thereafter is as follows:

2010	$4,869,368
2011	4,759,677
2012	4,278,061
2013	1,121,041
2014	1,121,041
Thereafter	2,546,366
Total	$18,695,554

NOTE 15 - ACQUISITIONS

2009 Acquisitions

None.

2008 Acquisitions

1. Nuo Hua Acquisition

On October 18, 2008, the Company acquired from shareholders of Nuo Hua Investment Company Limited (“Nuo Hua”) all issued and outstanding shares of Nuo Hua. Upon the acquisition, Nuo Hua owned a 55% equity interest in Yushuntang Pharmaceutical Co., Ltd.(“YST”) in Jilin province, and a 30% equity interest in a wholesale and distribution company in Shandong province, (“Nuo Hua Affiliate”). Nuo Hua, through its subsidiary and affiliated company, distributes pharmaceutical products through sales network covering major urban and rural areas in China. Nuo Hua consolidates YST’S financial results and accounts for Nuo Hua Affiliate using equity accounting.

The acquisition cost was $39,500,000 in cash and the amount was paid in full as of December 31, 2008.

The following table summarizes the consideration paid for Nuo Hua and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, including the fair value at the acquisition date of the net asset of Nuo Hua’s 55% owned subsidiary Yushuntang Pharmaceutical Co., Ltd..

Fixed assets	$126,612
30% Equity investment in Nuo Hua Affiliate	33,353,879
Accounts receivable	4,480,710
Inventories	1,424,039
Other current assets	252,505
Total assets purchased	39,637,745
Accounts payable	4,347,904
Other current liabilities	515,656
Total liabilities assumed	4,863,560
Non-controlling interest in Yushuntang	625,070
Net assets acquired	34,149,115
Total consideration paid	39,500,000
Goodwill	$5,350,885

The goodwill is assigned to the distribution segment.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

2. GHK Acquisition

On October 20, 2008, the Company acquired from shareholders of GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. (“GHK”) all of the issued and outstanding shares of GHK. GHK is engaged in pharmaceutical research and product development leading to the SFDA’s approval and expedient product launches in China. GHK provides research and development through innovative technology, raw material selection, extraction and production of pharmaceutical products.

The acquisition cost was $13,605,844 in cash and the amount was paid in full as of December 31, 2008. A portion of the purchase price, $12,255,248 represents in-process research and development (“IPR&D”) and was charged to expense as of the date of the acquisition. The criteria for IPR&D are met if any of the following is present: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, or (c) the fair value was not determinable with reasonable reliability.

The accompanying consolidated financial statements as of December 31, 2008 include the following allocation of the acquisition cost to the net assets acquired and liabilities assumed based on their respective fair values as of the acquisition date.

IPR&D	$12,255,248
Fixed assets	492,129
Cash	38,441
Other receivables and prepayments	14,238
Total assets purchased	12,800,056
Other payables and accrued expenses	33,836
Total liabilities assumed	33,836
Net assets acquired	12,766,220
Total consideration paid	13,605,844
Goodwill	$839,624

The goodwill is assigned to the manufacturing segment.

GHK was working on seven R&D projects at the time of acquisition. The purchased in-process technology of GHK relates to research and development projects in both pharmaceutical and nutraceutical product families. The Company continues to evaluate certain of these projects for their feasibility and alignment with the Company’s core strategic objectives.

Details of the acquired IPR&D are summarized as follows:

Material Project	Fair Value Assigned	Project Description	Completeness at Acquisition Date and Efforts to Complete the Projects	Estimated Cost to Complete the Project	Actual and Anticipated Completion Date
Project 1	$1,700,000	Nutraceutical product to increase bone density	Waiting for appraisal meeting with the SFDA	$73,000	June 2009
Project 2	$2,111,000	Pharmaceutical product to treat disease related to urinary system	Passed efficacy test	$4,469,000	October 2010
Project 3	$1,759,000	Pharmaceutical product for simple obesity	Waiting for approval notice and will start pre-production trial process	$58,000	March 2009
Project 4	$1,584,000	Pharmaceutical product for anti-radiation	Applied for production license	$66,000	May 2009
Project 5	$1,349,000	Functional Cosmetics	Passed efficacy test	$58,000	October 2009
Project 6	$1,876,000	Pharmaceutical product for illness related to liver and kidney	Waiting for approval notice and will start pre-production trial process	$1,796,000	August 2010
Project 7	$1,876,000	Pharmaceutical product treating cough	Passed efficacy test	$1,657,000	October 2009
Total	$12,255,000

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

The amount of the purchase price allocated to the acquired IPR&D represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products.

The value assigned to the acquired IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D was based on estimates of relevant market sizes and growth factors and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of revenue, cost of sales, operating expenses, and income taxes from such projects.

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

The following unaudited pro forma information for the years ended December 31, 2008 and 2007 have been prepared as if the acquisitions of Nuo Hua and GHK occurred on January 1, 2008 and 2007. The unaudited pro forma information is based on accounting for the business acquisitions under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Unaudited Pro Forma Combined Year Ended December 31,
	2008	2007
Revenues	$322,081,293	$218,444,959
Income from operations	63,521,268	52,127,117
Net income	47,691,945	44,488,627
Net income per share
Basic	$0.62	$0.64
Diluted	$0.62	$0.62
Weighted average number of shares outstanding
Basic	76,504,035	69,870,775
Diluted	82,254,185	71,364,244

2007 Acquisitions

1. Boke Acquisition

On October 18, 2007, the Company acquired from the shareholders of Guangxi Boke Pharmaceutical Limited (“Boke”) all of the issued and outstanding shares of Boke. Boke is a pharmaceutical company located in the city of Nanning in Guangxi Province of the PRC and it manufactures and distributes plant-based pharmaceutical, nutraceutical and personal care products, marketed primarily in China.

2. CCXA Acquisition

On September 5, 2007, the Company acquired from the shareholders of Changchun Xinan Pharmaceutical Group Company Limited (“CCXA”) all of the issued and outstanding shares of CCXA. CCXA is a pharmaceutical company specializing in manufacturing and the distribution of plant-based medicines and is based in Changchun, Jilin Province, the PRC. CCXA’s products cover both the prescription and OTC markets.

The results of operations of Boke and CCXA are included in the consolidated results of operations commencing October 19, 2007 and September 6, 2007, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

The following unaudited pro forma information for the year ended December 31, 2007 has been prepared as if the acquisitions of Boke and CCXA had occurred on January 1, 2007. The unaudited pro forma information is based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Unaudited Pro Forma Combined Year Ended December 31
2007
Revenues	$175,561,278
Income from operations	53,765,665
Net income	45,296,764
Net income per share
Basic	$0.65
Diluted	$0.63
Weighted Average number of shares outstanding
Basic	69,870,775
Diluted	71,364,244

NOTE 16 - INVESTMENTS AND ADVANCES IN UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in CAXG, Nuo Hua Affiliate and Hezhou Jinji Color Printing Co Ltd. (“Jinji”). CAXG is a PRC-based pharmaceutical company, listed on the U.S. OTCBB, specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Nuo Hua Affiliate maintains a significant presence in pharmaceutical wholesale and retail distribution in the PRC. Jinji is a color printing company focusing on the printing of external packaging materials. Long-term investments are accounted for using the equity accounting method.

As of December 31, 2009, the Company owns a 36.63% equity interest in CAXG through an initial $18 million direct investment of its common stock in April 2008 and a subsequent conversion of a promissory note into additional common stock in August 2009. The promissory note represents an advance of RMB30 million to CAXG in May 2008. The note bears interest at a rate of 8% payable quarterly in arrears with an initial term of one year which was subsequently extended for additional three months. Upon conversion, the balance of such advance was reclassified to shareholders’ equity, resulting in an insignificant amount of equity method goodwill.

The Company owns a 30% equity interest in Nuo Hua Affiliate through the acquisition of Nuo Hua in October 2008 and the Company owns a 40% equity interest in Jinji through the acquisition of GLP in April 2006.

The cost of investments in excess of our estimate of the underlying equity in net assets at the time of the investments was goodwill of $1,369,799.

The following table summarizes the long-term investments and advances as of December 31, 2009 and 2008:

	December 31
	2009	2008
Cost of investments:
CAXG	$22,759,612	$18,000,000
Nuo Hua Affiliate	32,999,023	32,999,023
Jinji	86,067	86,067
Share of equity income (loss):
CAXG	(1,909,244)	(1,580,344)
Nuo Hua Affiliate	3,260,590	773,415
Jinji	45,480	42,303
Advances:
CAXG	3,300	4,520,209
Jinji	81,059	122,391
Long-term investments and advances	$57,325,887	$54,963,064

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

As of December 31, 2008, advance to CAXG represents the promissory note including accrued and unpaid interest. As of December 31, 2009 and 2008, except for the promissory note with CAXG as mentioned above, the remaining advances to CAXG and Jinji were unsecured, non-interest bearing and repayable on demand.

For the three years ended December 31, 2009, 2008 and 2007, the Company’s equity in earnings from above unconsolidated entities was as follows:

	Year Ended December 31,
	2009	2008	2007

Equity income - Nuo Hua Affiliate	$2,401,186	$441,403	$-
Equity loss - CAXG	(328,900)	(1,580,344)	-
Equity income - Jinji Printing	2,853	5,955	23,711
Total equity in earnings (loss) from unconsolidated entities	$2,075,139	$(1,132,986)	$23,711

At December 31, 2009, 2008, the value of investment in CAXG based on quoted market price is as follows:

	December 31,
	2009	2008
Investment in CAXG based on quoted market price	$33,578,405	$31,500,000

NOTE 17 - OTHER LONG-TERM ASSETS

	December 31,
	2009	2008
Payment for long-term supply contract	$7,469,432	$-
Deposits for long-term assets	439,654	6,347,174
Total other long-term assets	$7,909,086	$6,347,174

Payment of the long-term supply contract represents a payment for a long-term supply contract with a third party to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), a major raw material of a subsidiary of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from certain plant which requires a three year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price of the fair value. The payment will be amortized to inventory upon delivery of the raw material. The Company will assess the impairment of the payment as of each balance date.

Deposits for long term assets are refundable deposits to acquire land use rights located in the PRC. The long-lived assets to be acquired will be for use in the expansion of some of the Company's current manufacturing facilities and are not intended for resale by the Company. The deposits will be reclassified to the respective accounts under the long-lived assets upon the transfers of legal title.

NOTE 18 - OTHER PAYABLES AND ACCRUED EXPENSES

The components of other payables and accrued expenses are as follows:

	December 31,
	2009	2008
Other taxes payable	$616	$23,283
Other payables	10,152,627	7,728,451
Accrued expense	12,167,514	12,014,918
Total other payables and accrued expenses	$22,320,757	$19,766,652

Other payable balance mainly represents VAT-output for manufacturing subsidiaries and unpaid advertisement expense.

Accrued expense mainly represents promotional fee and interest expense accrued on convertible notes and other banks loans.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 19 - OTHER LIABILITIES

The components of other liabilities are as follows:

	December 31,
	2009	2008
Advances from customers	$400,260	$653,275
Payroll and welfare payables	941,316	864,739
Due to employees	784,249	656,111
Deferred revenue	73,455	79,315
Total other liabilities	$2,199,280	$2,253,440

NOTE 20 - NOTES PAYABLE

Notes payable represents short-term notes payable issued by financial institutions that entitle the supplier to receive the full face amount from the financial institutions at maturity, which generally ranges from three to six months from the date of issuance. The notes payable were secured by the Company’s restricted cash.

NOTE 21 - DEBT

Short-term bank loans are obtained from local banks. All the short-term bank loans are repayable within one year and are secured by property, plant and equipment and land use rights owned by the Company. See Notes 11 and 13.

Short-term loans are summarized as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2009
1.	March 25,2010	5.31%	$731,294
2.	April 23, 2010	5.31%	1,462,587
3.	May 13, 2010	5.31%	731,294
4.	May 27, 2010	5.31%	731,294
5.	June 12, 2010	5.31%	877,551
6.	September 2, 2010	6.11%	731,294
7.	September 23, 2010	6.11%	731,294
8.	July 20, 2010	5.31%	1,462,586
9.	August 6, 2010	5.84%	2,193,880
10.	October 29, 2010	5.31%	731,294
			$10,384,368

No.	Due Date	Interest Rate Per Annum	December 31, 2008
1.	March 14, 2009	7.470%	$729,480
2.	March 28, 2009	8.541%	428,934
3.	April 16, 2009	7.470%	1,458,959
4.	May 9, 2009	7.470%	729,480
5.	May 22, 2009	7.470%	729,480
6.	August 11, 2009	7.470%	875,376
7.	August 14, 2009	7.470%	1,458,959
8.	September 9, 2009	7.470%	729,480
			$7,140,148

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Long-term loans include a mortgage loan that bears interest on daily balances at 2.50% per annum below HSBC HKD best lending rate and is repayable over 15 years. The principal amount of long-term loans is not payable until the end of the term. Long-term loans are summarized as follows:

	December 31, 2009	December 31, 2008
Loan from HSBC, due December 31, 2021, bearing interest on daily balances at 2.50% per annum below HSBC HKD best lending rate, secured by the office in CNT Tower.	$804,065	$863,180
Total long-term loans	804,065	863,180
Less: current portion of long-term loans	60,108	58,659
Long-term portion	$743,957	$804,521

The repayment schedule is as below:

No.	Due Date	Interest Rate Per Annum	December 31, 2009
1.	December 31, 2010	2.50%	$60,108

Current portion of long-term loans			60,108

2.	December 31, 2011	2.50%	61,628
3.	December 31, 2012	2.50%	63,184
4.	December 31, 2013	2.50%	64,784
5.	December 31, 2014	2.50%	66,422
	Thereafter (Due December 31, 2021)	2.50%	487,939
Long-term portion			743,957
			$804,065

The unused lines of credit for short-term financing and the weighted average interest rate on short-term borrowings outstanding are as follows:

	Year Ended December 31,
	2009	2008	2007
Unused lines of credit	$-	$-	$-

	Year Ended December 31,
	2009	2008	2007
Weighted average interest rate	$6.25%	$7.26%	$6.28%

Interest expense for all outstanding debt excluding the convertible notes was $1,418,444, $1,244,411, and $855,715 for the years ended December 31, 2009, 2008 and 2007 respectively.

NOTE 22 - CONVERTIBLE NOTES

On July 15, 2008, the Company closed a private offering and issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “Notes”). The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were approximately $110.0 million, after deducting the placement agents’ commission and offering expenses payable by the Company.

The following is a brief summary of certain terms of this offering.

●	Total offering is $115,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due on July 15, 2015.

●	Interest at 5.00% per year, payable semiannually in arrears in cash.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

●
The notes are convertible, at the option of the holder, at any time prior to the close of business on the second business day preceding the maturity date based on an initial conversion rate of 107.6195 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $9.29 per share. (See below)

●
The conversion rate is subject to certain adjustments. In particular, holders who convert their notes in connection with certain events of fundamental changes, as defined pursuant to the convertible notes agreement, may be entitled to a make whole premium in the form of additional shares of our common stock.

●
The initial conversion rate may also be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of our common stock for each of the 30 consecutive trading days ended on January 15, 2009 is less than $8.08 per share. In such an event, the conversion rate will be increased as a one-time conversion price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08.

●
Holders may require the Company to repurchase all or a portion of their notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

●
If a fundamental change event occurs, holders will have the right to require the Company to repurchase for cash all or any portion of their notes. The fundamental change purchase price will be 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change repurchase date.

●
The notes are unsecured, unsubordinated obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness.

Convertible notes issuance costs incurred by the Company that were directly attributable to the issuance of convertible notes were deferred and are charged to the consolidated statements of income using the effective interest rate method over the term of the convertible notes.

The Company has determined that the conversion feature embedded in the convertible notes is not required to be bifurcated and accounted for as a derivative pursuant to FASB ASC 815 “Derivatives and Hedging”, since the embedded conversion feature is indexed to the Company’s own stock and would be classified in shareholders’ equity if it was a free-standing instrument. The holder’s put rights qualify as an embedded derivative, though the value of the puts was not significant for any of the periods presented.

On the date of issuance of the convertible notes, no portion of the proceeds was attributable to the beneficial conversion feature (“BCF”) since the conversion price of the convertible notes exceeded the market price of the Company’s ordinary shares. Furthermore, no contingent BCF exists from the one time conversion rate adjustment based on VWAP, as the adjustment is subject to a floor of $8.08, which equals market price of the Company’s common stock on the issuance date of the convertible notes.

The VWAP of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 was $6.02 per share and as such, the initial conversion price of $9.29 per share was adjusted to $8.08 on January 15, 2009.

The effective interest rate on the convertible notes for the year ended December 31, 2009 and 2008 is 5%.

The amount of interest cost recognized for the year ended December 31, 2009 and 2008 is $5,750,000 and $2,635,417, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 23 - PREPAID FORWARD SHARES REPURCHASE TRANSACTION

In connection with the offering of the Notes, the Company entered into a prepaid forward repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the purchase of 3.7 million shares of common stock for settlement at or about maturity of the Notes, which will occur on July 15, 2015. The forward shares purchase transaction was also intended to reduce the potential dilution of our common stock that would result from the conversion of the Notes into shares of our common stock.

The $30 million cost of the forward stock repurchase transaction qualifies as an equity transaction and was separately presented under shareholders’ equity in the balance sheet without subsequent recognition of changes in fair value.

The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The fact that the Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. We will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the Notes.

NOTE 24 - SHAREHOLDERS’ EQUITY

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

Common Stock

A. Warrants

On November 28, 2005, the Company entered into a stock purchase and warrant agreement (“Purchase Agreement”), with 31 accredited investors. Pursuant to the Purchase Agreement, the investors purchased 12,500,000 units at a purchase price of $4.80 per unit, with each unit consisting of (a) one share of common stock and (b) three-tenths of one common stock purchase warrant.

The warrants attached to the units sold in the private placement are entitled to purchase an aggregate of 3,750,000 shares of common stock at an exercise price of $6.50 per share. All these warrants expire on December 8, 2008 if not exercised.

Upon completion of the placement, the Company paid 5% of the gross proceeds in cash to placement agents and issued to them warrants representing the right to purchase up to 1,137,500 shares of the Company’s common stock at an exercise price of $4.80 per share. All these warrants also expire on December 8, 2008 if not exercised.

All outstanding warrants were exercised as of December 31, 2007. The Company received total proceeds of $27,906,510  for the exercise of warrants during fiscal year 2007. A total of 4,318,918 and 204,000 shares of common stock were issued for the year ended December 31, 2007 and 2008, respectively.

B. Stock-Based Compensation

At the Annual Shareholders’ Meeting held on October 21, 2006, the shareholders of the Company approved the stock incentive plan (the “2006 Plan”), which allows the Company’s board of directors, at its discretion, to offer stock options and common stock awards to participants (employees, directors and consultants) of the Company.

The Company has reserved 5,000,000 shares of common stock for issuance upon the exercise of stock options and common stock awards granted under the 2006 Plan. The term of the options granted under the 2006 Plan should be no more than 10 years from the grant date. Options will be granted with an exercise price not less than the fair market value of a share of common stock on the date of the grant.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

Common Stock Awards issued to consultants and employee directors

Such awards are issued to consultants as partial payment in connection with the consulting services rendered or to be rendered, or to directors as compensation for participating in the Company’s board meetings. Number of shares granted and expenses recognized were insignificant during the periods presented.

In connection with common stocks awards described above, the Company recorded Common Stocks to be Issued for vested but yet to be issued shares. Number of shares to be issued was insignificant during the periods presented.

Stock Options and Common Stock Awards issued to Employees

Stock options and common stock awards granted to employees vest over a five year service period using a graded vesting schedule of 20% per fully completed year (based on each subsequent one-year anniversary of the date of grant). Compensation expense for all stock options and common stock awards granted is recognized over the awardee’s respective requisite service period.

Stock options

The Company calculated the estimated fair value of the options of the grant date during year 2009 and year 2008 using the Black-Scholes Option Pricing Model with the following assumptions:

Grant Date	April 10, 2009	November 25, 2008	April 9, 2008	August 20, 2007	April 20, 2007

Risk-free interest rates	2.33%	2.41%	2.93%	4.45%	4.59%
Expected term	6.5	6.5	6.5	6.5	6.5
Expected volatility	65.70%	64.81%	56.89%	71.71%	74.69%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Fair value of share option	2.64	3.34	4.81	5.87	7.44

The model requires the input of subjective assumptions including the expected stock price volatility, and the expected dividend yield. The Company uses historical experience of employee turnover and future expectation to estimate forfeiture rate. For expected volatilities, the Company has made reference to historical volatilities of several comparable companies. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield in effect at the time of grant.

The Company recorded $1,922,769, $1,700,670 and $777,794 compensation cost for year ended December 31, 2009, 2008 and 2007, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in general and administrative expenses. The total fair value of the options granted to employees at the grant dates was $10,661,275, of which the unrecognized portion of $6,260,042 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 2.9 years as of December 31, 2009.

The expected forfeiture rate of the stock options granted as of December 31, 2009 is 7.43%.

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price

Outstanding as of January 1, 2008	969,500	$10.04
Granted	728,263	$6.88
Exercised	-	$-
Cancelled/Forfeited	-	$-

Outstanding as of January 1, 2009	1,697,763	$8.68
Granted	338,440	$4.01
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding as of December 31, 2009	2,036,203	$7.91

Vested and expected to vest as of December 31, 2009	1,884,874

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54 - 10.74	969,500	$10.04	7.44	387,800	$10.04
$4.95 - 8.35	728,263	$6.88	8.59	145,653	$6.88
$4.01	338,440	$4.01	9.33	-	$4.01
	2,036,203			533,453

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s shares as of December 31, 2009, for those awards that have an exercise price currently below the fair value of the Company’s shares. As of December 31, 2009, the Company has options outstanding to purchase an aggregate of 338,440 shares with an exercise price below the fair value of the Company’s shares, resulting in an aggregate intrinsic value of $216,602.

The weighted average fair value per share of the 2,036,203 options issued under the Company’s 2006 Plan is $5.24 per share. As of December 31, 2009, the Company has 533,453 outstanding vested stock options, with an exercise price above the average market price.

Common Stock Awards

On April 10, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of common stock awards to the Company’s executive officer and certain senior management members. Common stocks awards granted vest over a five year service period. Compensation expense is recognized for the fair value of common stocks on the grant date on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the common stocks awards under the 2006 Plan.

The expected forfeiture rate of the common stock awards granted as of December 31, 2009 is 9.97%.

The following is a summary of the status of the Company’s common stock awards for the year ended December 31, 2009:

	Number of Common Stocks	Weighted Average Grant Date Fair Value
Non-vested common stocks at beginning of year	-	-
Granted	573,867	$4.01
Forfeited	-	-
Vested	-	-
Non-vested common stocks at December 31, 2009	573,867	$4.01

Expected to vest as of December 31, 2009	516,642

For the year ended December 31, 2009, the Company recorded general and administrative expenses of $323,401 in connection with such awards.

The total fair value of the common stock awards granted as of the grant date was $2,301,207, of which the unrecognized portion of $1,977,806 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 4.33 years as of December 31, 2009.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

C. Statutory Reserves

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign enterprise (“WOFE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital.  A non- wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

As a result, $19,924,918 and $23,757,901 have been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company’s PRC subsidiaries as of December 31, 2008 and 2009.

NOTE 25 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The Capital commitments and purchase commitments were  $10,351,805 and $172,775 within one year and $9,746,724 and $709 after one year but within five years, respectively. In addition, the Company had advertisement contract commitments of $860,006 and R&D commitments of $5,203,658 as of December 31, 2009.

Effective from January 1, 2007, the Company adopted FIN 48, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of December 31, 2009, the Company has recorded an unrecognized tax benefit of $2,746,561.

As of December 31, 2009, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of December 31, 2009.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 26 - INCOME TAX

(a) Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2009 due to the cumulative tax net operating loss in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008.

Prior to January 1, 2008, the CIT rates applicable to our subsidiaries in the PRC ranged from 0% to 33%. GLP enjoyed a full exemption from CIT in year 2006 and 2007. Three Happiness enjoyed a tax rate of 15% as it was located in a special economic development zone and was considered as a High and New Technology Enterprise by the PRC government. Boke also enjoyed a tax rate of 15% as it was located in a Western province of the PRC. The tax rate applicable to HSPL, HQPL and CCXA was 33%.

After January 1, 2008, under the New CIT Law, the statutory corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The New CIT Law also provides tax concession to certain industries and locations. GLP, BOKE, Three Happiness, HSPL and CCXA were granted certification of High and New Technology Enterprise status to enjoy a tax rate of 15% from 2008 to 2010. The High and New Technology Enterprise status is renewable tri-annually via an application and approval process which will be initiated and expected to be completed prior to the expiring of the current certification. The tax rate applicable to HQPL, Nuo Hua and GHK is 25%.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2009, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2009, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of December 31, 2009, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign invested enterprise will be subject to the withholding tax starting from January 1, 2008.

Income before income taxes and non-controlling interest:

	Year Ended December 31,
	2009	2008	2007
Non-PRC	$(15,282,854)	$(11,817,032)	$(5,567,238)
PRC	69,802,045	71,539,694	57,444,564
Total	$54,519,191	$59,722,662	$51,877,326

The provisions for income taxes for the year ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Current	$14,234,251	$12,469,511	$8,840,665
Deferred	(1,017,265)	165,961	(829,417)
Total	$13,216,986	$12,635,472	$8,011,248

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses is as follows:

	Year Ended December 31,
	2009	2008	2007
Income tax computed at the PRC statutory tax rate at 33% for year 2007 and 25% for years 2008 and 2009	13,629,798	14,930,666	17,119,518
Preferential tax rate	(7,051,457)	(8,424,544)	(10,013,546)
Tax rate differences	(1,247,652)	(1,011,709)	114,897
Deferred tax impact including change in tax rate	871,749	-	(1,042,151)
Provision-to-return adjustment	291,938	-	-
Changes in the valuation allowance	6,055,491	4,159,595	1,698,235
Permanent differences:			-
Write-off IPR&D expenses	-	3,063,812	-
Tax exempted income	(659,581)	(110,351)	-
Other permanent differences	1,326,700	28,003	134,295
Total	$13,216,986	$12,635,472	$8,011,248

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Deferred tax assets
Current
Bad debts	$93,158	$9,651
Other costs	590,405	337,565
Unrecorded expenses	140,888	-
Total current deferred tax assets	824,451	347,216
Non-current
Bad debts	-	216,094
Amortization	134,268	164,313
Other costs	-	858,636
Stock provision	-	32,083
Depreciation	-	42,706
Tax loss carried forward	14,861,967	8,806,476
Valuation allowance	(14,861,967)	(8,806,476)
Total non-current deferred tax assets	134,268	1,313,832
Total deferred tax assets	$958,719	$1,661,048
Deferred tax liabilities
Current
Over accrual of welfare	$(115,074)	$(114,842)
CCXA acquisition	-	45,704
Other	(57,399)	(109,793)
Total current deferred tax liabilities	(172,473)	(178,931)
Non-current
Over accrual of welfare	-	(18,283)
Amortization	(360,452)	(291,034)
Depreciation	(222,815)	(130,803)
Government grant	-	(1,019,319)
GLP acquisition	(6,295,276)	(6,362,131)
CCXA acquisition	(4,716,197)	(4,429,843)
Boke acquisition	(4,366,725)	(5,334,072)
Other	-	(50,026)
Total non-current deferred tax liabilities	(15,961,465)	(17,635,511)
Total deferred tax liabilities	(16,133,938)	(17,814,442)
Net deferred tax liabilities	$(15,175,219)	$(16,153,394)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

  As of December 31, 2009, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2009, the Company recorded a full valuation allowance against the deferred tax assets of those subsidiaries that are in a cumulative loss position.

As of December 31, 2009, the Company had net operating tax losses carried forward of approximately $ 46,926,537, which includes $35,994,209, $5,413,644, $5,518,684 in the US, PRC, and Hong Kong, respectively. Those losses carried forward in the US and PRC expire between years 2011 and 2029. Loss incurred in Hong Kong is carried forward indefinitely.

(b) FIN 48 Implementation

The Company’s adoption of FIN 48 did not result in any adjustment to the opening balance of the Company’s retained earnings as of January 1, 2008 nor did it have any impact on the Company’s financial statements for the year ended December 31, 2008. The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the consolidated statements of income. No such amounts have been incurred or accrued through December 31, 2007 and 2008 by the Company.

For the year ended December 31, 2009, the Company recorded an unrecognized tax benefit of approximately $2,306,561 which is mainly related to tax positions associated with non-trade intercompany transactions, fixed assets and intangible assets. The Company recorded a penalty of $440,000 and zero interest related to its uncertain tax positions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. $2,746,561 of the unrecognized tax benefits, if ultimately recognized will impact the effective tax rate. Reconciliation of accrued unrecognized tax benefits excluding the penalty is as follows:

	December 31,
	2009	2008
Beginning balance	$-	$-
Increases related to prior year positions	762,992
Increases related to current year positions	1,543,569	-
Ending balance	$2,306,561	$-

The Company has various open tax years between 2004 and 2009 in its significant operating jurisdictions.

NOTE 27 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately $978,178, $781,191 and $495,619 for the years ended December 31, 2009, 2008 and 2007, respectively and are included in general and administrative expenses.

NOTE 28 - SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued the consolidated financial statements. There were no significant subsequent events occurred.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008

NOTE 29 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2009
REVENUES	$46,077,190	$71,222,037	$78,818,666	$100,032,887
GROSS PROFIT	$28,416,852	$41,627,114	$44,131,161	$52,607,878
NET INCOME	$7,151,509	$12,569,338	$10,027,195	$11,673,108
Basic net income per common share	$0.10	$0.17	$0.13	$0.16
Diluted net income per common share	$0.10	$0.16	$0.13	$0.14

Year Ended December 31, 2008
REVENUES	$38,768,598	$59,010,005	$70,593,949	$96,270,506
GROSS PROFIT	$26,290,962	$40,081,558	$47,191,542	$60,047,722
NET INCOME	$9,241,723	$13,706,350	$16,283,053	$7,828,489
Basic net income per common share	$0.12	$0.18	$0.22	$0.10
Diluted net income per common share	$0.12	$0.18	$0.21	$0.10