Form 10-Q
period 2010-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2010-05-10
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of May 3, 2010
Preferred Stock, $0.001 par value	1,000,000
Common Stock, $0.001 par value	78,376,355

Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

ASSETS

	MARCH 31, 2010	DECEMBER 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$95,787,301	$91,126,486
Restricted cash	3,209,381	3,298,379
Accounts and notes receivable, net	53,503,601	57,504,454
Inventories, net	19,838,535	10,015,711
Advances to suppliers and prepaid expenses	5,525,812	13,901,180
Deferred tax assets	590,330	824,451
Other current assets	1,494,931	1,246,647
Total Current Assets	179,949,891	177,917,308

LONG-TERM ASSETS
Property, plant and equipment, net	94,614,699	95,468,265
Land use rights, net	152,805,027	153,604,196
Other long term assets	7,930,112	7,909,086
Construction in progress	30,111,567	28,975,386
Other intangible assets, net	17,480,990	18,695,554
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	57,461,382	57,325,887
Deferred tax assets	138,746	134,268
Unamortized financing cost	3,055,621	3,287,694
Total Long-Term Assets	396,762,265	398,564,457
TOTAL ASSETS	$576,712,156	$576,481,765

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
  (UNAUDITED)

LIABILITIES AND EQUITY

	MARCH 31, 2010	DECEMBER 31, 2009

CURRENT LIABILITIES
Accounts payable	$10,660,316	$7,497,143
Notes payable	3,297,568	3,392,575
Other payables and accrued expenses	14,935,485	22,320,757
Taxes payable	352,439	947,338
Short-term bank loans	10,386,039	10,384,368
Current portion of long-term bank loans	60,404	60,108
Other liabilities	3,140,176	2,199,280
Deferred tax liabilities	172,017	172,473
Total Current Liabilities	43,004,444	46,974,042

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	727,731	743,957
Deferred tax liabilities	15,737,755	15,961,465
Unrecognized tax benefits	3,300,625	2,746,561
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	134,766,111	134,451,983
TOTAL LIABILITIES	177,770,555	181,426,025

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,321,439 shares issued and outstanding at March 31, 2010 and December 31, 2009	78,321	78,321
Common stock to be issued	485,000	388,000
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	200,408,156	199,829,921
Retained earnings (the restricted portion of retained earnings is $23,757,901 at both March 31, 2010 and December 31, 2009)	194,296,931	191,173,754
Accumulated other comprehensive income	33,143,073	33,050,224
Total Shareholders’ Equity	398,413,865	394,522,604
Non-controlling Interest	527,736	533,136
TOTAL EQUITY	398,941,601	395,055,740
TOTAL LIABILITIES AND EQUITY	$576,712,156	$576,481,765

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2010	2009

Revenues	$53,749,768	$46,077,190
Cost of sales	25,513,047	17,660,338
GROSS PROFIT	28,236,721	28,416,852

Selling and marketing expenses	5,976,226	5,211,502
Advertising costs	6,748,470	5,567,357
Research and development costs	2,778,809	749,798
General and administrative expenses	4,766,486	4,390,701
Depreciation and amortization expenses	1,596,958	1,632,586
Total operating expenses	21,866,949	17,551,944

INCOME FROM OPERATIONS	6,369,772	10,864,908

Equity in earnings from unconsolidated entities	117,473	437,794
Interest expense, net	(1,565,785)	(1,579,269)
Other income (expenses)	12,247	(98,609)
INCOME BEFORE INCOME TAX	4,933,707	9,624,824
Income tax	1,815,930	2,469,764
NET INCOME	3,117,777	7,155,060
Net loss (income) attributable to non-controlling interest	5,400	(3,551)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	3,123,177	7,151,509

OTHER COMPREHENSIVE INCOME	92,849	491,337

COMPREHENSIVE INCOME	$3,216,026	$7,642,846
EARNINGS PER COMMON SHARE
Basic	$0.04	$0.10
Diluted	$0.04	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	74,697,044	74,538,593
Diluted	89,460,953	86,917,603

See accompanying notes to the condensed consolidated financial statements

 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,117,777	$7,155,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,219,284	3,235,405
Amortization of deferred issuance cost	232,072	232,072
Loss on disposal of property, plant and equipment	370	1,993
Amortization of deferred consulting expenses	20,200	104,000
Reversal for doubtful accounts and slow moving inventories	(11,792)	(149,978)
Deferred taxes	5,477	13,918
Amortization of stock-based compensation expense	578,237	489,857
Equity in (income) loss of unconsolidated entities	(117,473)	(437,794)
Independent director stock compensation	97,000	97,000
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts and notes receivable	3,994,962	4,933,250
Inventories	(9,805,226)	(4,862,536)
Advances to suppliers and prepaid expenses	8,375,368	1,352,803
Other current assets	(268,484)	(142,651)
Increase (decrease) in:
Accounts payable	3,163,172	(1,932,456)
Other payables and accrued expenses	(7,738,112)	(6,188,301)
Taxes payable	(594,899)	(1,244,408)
Other liabilities	940,896	484,673
Unrecognized tax benefits	554,064	387,095
Net cash provided by operating activities	5,762,893	3,529,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(161,759)	(51,512)
Purchases of construction in progress	(928,436)	(343,238)
Deposit for long-term assets	(19,751)	-
Investments in and advances to equity investments	(12,101)	(105,326)
Proceeds from disposal of property, plant and equipment	-	620
Net cash provided by (used in) investing activities	(1,122,047)	(499,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	731,718	1,021,913
Repayment of bank loans	(842,206)	(1,004,311)
Net cash provided by (used in) financing activities	(110,488)	17,602
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,530,358	3,047,148
Effect of exchange rate changes on cash and cash equivalents and restricted cash	41,459	215,944
Cash and cash equivalents and restricted cash, beginning of period	94,424,865	70,636,510
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$98,996,682	$73,899,602

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of American Oriental Bioengineering, Inc. and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

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

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on March 31, 2010. Income and expense items are translated at average exchange rates prevailing during the quarter. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	MARCH 31,
	2010	2009
Quarter end RMB : US$ exchange rate	6.8361	6.8456
Average quarterly RMB : US$ exchange rate	6.8367	6.8499

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Selling and Marketing Expenses

Selling and marketing expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Freight out and handling expenses included in selling expenses were $973,629 and $815,085 for the quarters ended March 31, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Point of sale materials are accounted for as inventories and are charged to expense as utilized. Advertising costs were $6,748,470 and $5,567,357 for the quarters ended March 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

FASB ASC 805 “Business combinations” requires the recognition of tangible and intangible assets that result from or are to be used in research and development activities as assets, irrespective of whether the acquired assets have an alternative future use. Acquired In-Progress Research & Development (IPR&D) assets are required to be measured at their acquisition-date fair value. Uncertainty about the outcome of an individual project does not affect the recognition of an IPR&D asset, but is reflected in its fair value.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Stock-Based Compensation

Stock-based compensation includes 1) stock options and common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 “Compensation - Stock Compensation”, and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 “Equity – Equity-Based Payments to Non-Employees”.

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

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement date for such awards are set at dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. The Company does not have significant grants to consultants for any of the period presented.

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

Income Taxes

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740, “Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Income Taxes-Overall”. The Company has elected to classify interest and penalties related to an uncertain position, if and when required, as part of interest expenses and other expenses, respectively, in the consolidated statements of income.

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
AS OF MARCH 31, 2010
(UNAUDITED)

Segment Reporting

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

Debt Issuance Costs

Debt issuance costs represent the incurred costs directly attributable to the issuance of the convertible notes. These costs, presented as non-current assets, are deferred and amortized ratably using the effective interest method from the debt issuance date over the earliest redemption date of the convertible notes. If the notes are converted prior to the debt maturity date, the unamortized debt issuance costs will be transferred to equity immediately upon occurrence of such an event.

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

The Company accounts for interest capitalization in accordance with FASB ASC 835, "Interest".  Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for the assets have not been made.  Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use.

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

Impairment

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360, “Property, Plant and Equipment”.

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

No impairment loss is subsequently reversed even if facts and circumstances indicate recovery. There was no impairment loss recognized for the periods presented.

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
AS OF MARCH 31, 2010
(UNAUDITED)

The Company’s products are subject to price control by the PRC government. The maximum prices of the products are published by the PRC price administration authorities from time to time. Any changes in product pricing announced by the PRC price administration authorities affect future sales transactions.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), “Compensation – Stock Compensation (Topic 718)”.  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation and is effective immediately. The provisions of ASU 2010-05 did not have a material effect on the financial position, results of operations or cash flows of the Company and is effective immediately.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820)”: Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The provisions of ASU 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The provisions of ASU 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares) during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The potential common stocks are stock options, common stock awards and convertible notes.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Three Months Ended March 31,
	2010	2009

Numerator:
Net income attributable to controlling interest	$3,123,177	$7,151,509
Interest expense on convertible securities, net of taxes	1,437,500	1,437,500
Amortization of financing costs, net of taxes	232,072	232,072
Less: capitalization of interest on convertible securities	(352,840)	-
Net income, as adjusted	$4,439,909	$8,821,081

Denominator:
Weighted average shares outstanding - Basic	74,697,044	74,538,593
Effect of dilutive instruments:
Stock options	-	-
Convertible notes	14,232,673	12,379,010
Common stock awards to be issued to employees	531,236	-
Warrants	-	-
Weighted average shares outstanding - Diluted	89,460,953	86,917,603

 The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the three months ended March 31, 2010 and 2009, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each period.

As more fully discussed in Note 13, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to Net Income, reflecting the assumption that the notes have been converted.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4 - SEGMENT REPORTING

For the three months ended March 31, 2010 and 2009 the Company’s segments were as follows:

	Three Months Ended March 31,
	2010	2009

Manufacturing Segment
Revenue from pharmaceutical products	$40,865,081	$34,679,469
Revenue from nutraceutical products	9,665,703	8,912,393
Total manufacturing revenue	50,530,784	43,591,862
Total manufacturing costs	22,391,568	15,270,838
Interest (expense) income, net	(84,189)	3,039
Depreciation, depletion and amortization expense	1,195,356	1,238,382
Other operating expenses	17,966,221	13,657,870
Income tax expense or benefit	1,439,556	2,467,135
Operating income of manufacturing segment	7,453,894	10,960,676

	Three Months Ended March 31,
	2010	2009

Distribution Segment
Distribution revenue	$3,218,984	$2,485,328
Distribution costs	3,121,479	2,389,500
Interest income, net	13,570	74,943
Depreciation, depletion and amortization expense	9,375	7,763
Equity in earnings from unconsolidated entities	604,450	493,903
Other operating expenses	274,078	153,011
Income tax expense or benefit	-	2,629
Operating income of distribution segment	432,072	501,271

Reconciliation to Consolidated Net Income Available for Common Shareholders:
Total net operating income, as defined, for reportable segments	7,885,966	11,461,947
Unallocated	(4,762,789)	(4,310,438)
Consolidated Net Income Available for Common Shareholders	$3,123,177	$7,151,509

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	MARCH 31, 2010	DECEMBER 31, 2009
Raw materials	$7,937,620	$4,599,700
Work in progress	3,270,230	2,407,927
Finished goods	8,648,930	3,043,926
Total inventories	19,856,780	10,051,553
Less: provision against slow-moving inventories	(18,245)	(35,842)
Inventories, net	$19,838,535	$10,015,711

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 6 - LAND USE RIGHTS

Land use rights consist of the following:

	MARCH 31, 2010	DECEMBER 31, 2009
Cost of land use rights	$160,191,317	$160,165,545
Less: Accumulated amortization	(7,386,290)	(6,561,349)
Land use rights, net	$152,805,027	$153,604,196

As of March 31, 2010, the net book value of land use rights pledged as collateral was $47,839,272. See Note 12.

Amortization expense for the quarters ended March 31, 2010 and 2009 was $823,813 and $784,630, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress as of March 31, 2010 and December 31, 2009 was $30,111,567 (inclusive of capitalized interest of $1,169,232) and $28,975,386 (inclusive of capitalized interest of $816,392), respectively. Construction in progress represents the construction for production lines and buildings. The Group capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the three month periods ended March 31, 2010 and 2009 amounted to $1,996,625 and $1,784,556, respectively. Total interest costs capitalized as part of construction in progress for the three month period ended March 31, 2010 and 2009 amounted to $352,840 and $0, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	MARCH 31, 2010	DECEMBER 31, 2009
At cost:
Buildings	$91,578,317	$91,565,622
Machinery and equipment	21,134,808	21,016,658
Motor vehicles	1,535,485	1,535,238
Office equipment	2,191,222	2,157,528
Other equipment	760,671	610,945
	117,200,503	116,885,991
Less : Accumulated depreciation
Buildings	(7,181,449)	(6,600,971)
Machinery and equipment	(12,903,139)	(12,483,002)
Motor vehicles	(1,181,852)	(1,130,968)
Office equipment	(1,129,395)	(1,037,234)
Other equipment	(189,969)	(165,551)
	(22,585,804)	(21,417,726)
Property, plant and equipment, net	$94,614,699	$95,468,265

As of March 31, 2010 and December 31, 2009, the net book value of property, plant and equipment pledged as collateral for bank loans were $13,518,580 and $13,615,710. See Note 12.

Depreciation expense for the quarters ended March 31, 2010 and 2009 was $1,178,005 and $1,157,778, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 9 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	MARCH 31, 2010	DECEMBER 31, 2009
At cost:
Product licenses	$15,526,940	$15,524,443
Trademarks	10,586,616	10,584,914
Patents	4,808,878	4,808,103
Proprietary technology	282,410	282,364
Software	73,837	73,822
	31,278,681	31,273,646
Less: Accumulated amortization
Product licenses	$(7,086,540)	$(6,396,185)
Trademarks	(4,579,625)	(4,168,125)
Patents	(2,043,558)	(1,935,171)
Proprietary technology	(74,976)	(67,468)
Software	(12,992)	(11,143)
	(13,797,691)	(12,578,092)
Other intangible assets, net	$17,480,990	$18,695,554

Amortization expense for the quarters ended March 31, 2010 and 2009 was $1,217,466 and $1,292,997, respectively.

NOTE 10 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in Aoxing Pharmaceutical Company, Inc. (“CAXG”), Nuo Hua Affiliate and Hezhou Jinji Color Printing Co Ltd. (“Jinji”). CAXG is a PRC-based pharmaceutical company, listed on the U.S. OTCBB (CAXG was approved to be listed on the NYSE AMEX market and began trading under the ticker “AXN” on April 14, 2010), specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Nuo Hua Affiliate maintains a significant presence in pharmaceutical wholesale and retail distribution in the PRC. Jinji is a color printing company focusing on the printing of external packaging materials. Long-term investments are accounted for using the equity accounting method.

As of March 31, 2010, the Company owns a 36.16% equity interest in CAXG through an initial $18 million direct investment of its common stock in April 2008 and a subsequent conversion of a promissory note into additional common stock in August 2009. The promissory note represents an advance of RMB30 million to CAXG in May 2008. The note bears interest at a rate of 8% payable quarterly in arrears with an initial term of one year which was subsequently extended for additional three months. Upon conversion, the balance of such advance was reclassified to investment.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

The following table summarizes the long-term investments and advances as of March 31, 2010 and December 31, 2009:

	MARCH 31, 2010	DECEMBER 31, 2009
Cost of investments:
CAXG	$22,759,612	$22,759,612
Nuo Hua Affiliate	32,999,023	32,999,023
Jinji	86,067	86,067
Share of equity income (loss):
CAXG	(2,397,093)	(1,909,244)
Nuo Hua Affiliate	3,870,928	3,260,590
Jinji	46,371	45,480
Advances:
CAXG	3,300	3,300
Jinji	93,174	81,059
Long-term investments and advances	$57,461,382	$57,325,887

The advances to CAXG and Jinji were unsecured, non-interest bearing and repayable on demand.

For the three months ended March 31, 2010 and 2009, the Company’s equity in earnings from above unconsolidated entities was as follows:

	Three Months Ended March 31,
	2010	2009

Equity income - Nuo Hua Affiliate	$(604,450)	$(493,903)
Equity loss - CAXG	487,849	57,525
Equity income - Jinji Printing	(872)	(1,416)
Total equity in earnings from unconsolidated entities	$(117,473)	$(437,794)

As of March 31, 2010 and December 31, 2009, the value of investment in CAXG based on quoted market price is as follows:

	March 31, 2010	December 31, 2009
Investment in CAXG based on quoted market price	$36,936,246	$33,578,405

NOTE 11 - OTHER LONG-TERM ASSETS

	MARCH 31, 2010	DECEMBER 31, 2009
Payment for long-term supply contract	$7,470,634	$7,469,432
Deposits for long-term assets	459,478	439,654
Total other long-term assets	$7,930,112	$7,909,086

Payment of the long-term supply contract represents a payment for a long-term supply contract with a third party to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), a major raw material of a subsidiary of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from certain plant which requires a three year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at fair value when delivered. The payment will be amortized to inventory upon delivery of the raw material. The Company assesses the impairment of the payment as of each balance date.

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
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 12 - DEBT

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

Interest expense for all outstanding debt excluding the convertible notes was $149,126 and $114,984 for the three months ended March 31, 2010 and 2009 respectively.

NOTE 13 - CONVERTIBLE NOTES

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

The Company has determined that the conversion feature embedded in the convertible notes is not required to be bifurcated and accounted for as a derivative pursuant to FASB ASC 815 “Derivatives and Hedging”, since the embedded conversion feature is indexed to the Company’s own stock and would be classified in shareholders’ equity if it was a free-standing instrument. The holder’s put rights qualify as an embedded derivative, but bifurcation of such is not required since it is considered to have economic characteristic and risks that are clearly and closely related to those of the debt host.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

The effective interest rate on the convertible notes for the quarters ended March 31, 2010 and 2009 was 5.945%.

The amount of interest cost recognized for the quarters ended March 31, 2010 and 2009 was $1,437,500.

NOTE 14 - PREPAID FORWARD SHARES REPURCHASE TRANSACTION

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

The $30 million cost of the forward stock repurchase transaction qualifies as an equity transaction and was separately presented under shareholders’ equity in the balance sheet without subsequent recognition of changes in fair value. The prepaid forward repurchase contract contains an embedded equity forward derivative that is contingently cash settleable based on certain events.  The contingent cash settlement feature was bifurcated from the prepaid forward repurchase contract but its value was not significant for any of the periods presented.

The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The fact that the Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. The Company will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the Notes.

NOTE 15 - SHAREHOLDERS’ EQUITY

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

Stock options

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Grant Date	April 10, 2009	November 25, 2008	April 9, 2008	August 20, 2007	April 20, 2007

Risk-free interest rates	2.33%	2.41%	2.93%	4.45%	4.59%
Expected term	6.5	6.5	6.5	6.5	6.5
Expected volatility	65.70%	64.81%	56.89%	71.71%	74.69%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Fair value of share option	2.64	3.34	4.81	5.87	7.44

The model requires the input of subjective assumptions including the expected stock price volatility, and the expected dividend yield. The Company uses historical experience of employee turnover and future expectation to estimate forfeiture rate. For expected volatilities, the Company has made reference to historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield in effect at the time of grant.

The Company recorded $474,638 and $489,857 compensation cost for the three months ended March 31, 2010 and 2009, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in general and administrative expenses.

The expected forfeiture rate of the stock options granted as of March 31, 2010 is 0%.

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

The expected forfeiture rate of the common stock awards granted as of March 31, 2010 is 0%.

For the three months ended March 31, 2010, the Company recorded general and administrative expenses of $103,599 in connection with such awards.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

As a result, $23,757,901 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company’s PRC subsidiaries as of March 31, 2010 and December 31, 2009.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The Capital commitments and purchase commitments were $11,477,418 and $1,175,497 within one year and $8,580,916 and zero after one year but within five years, respectively. In addition, the Company had advertisement contract commitments of $22,375,482 for the next 12 months and R&D commitments of $6,284,425 for the next 24 months as of March 31, 2010.

Effective from January 1, 2007, the Company adopted FIN 48, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of March 31, 2010, the Company has recorded an unrecognized tax benefit of $3,300,625.

As of March 31, 2010, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of March 31, 2010.

 NOTE 17 – TAXES

The Group's effective tax rates are 36.8% and 25.7% for the three months ended March 31, 2010 and 2009 respectively.  The increase in effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and change in valuation allowance.  The Group has total income tax expense of $1,815,930 for the first quarter ended March 31, 2010.  The Group continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rate is 15%. A full valuation allowance is recorded for deferred tax assets of those entities within the group that continue to be in a cumulative loss position.  The Group recorded a current tax expense of $1,812,892 for the first quarter of which $376,374 is related to an increase in unrecognized tax benefits. The Company recorded cumulative interests of $177,567 and a penalty of $440,000 as of March 31, 2010.

NOTE 18 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately $216,738 and $224,913 for the three months ended March 31, 2010 and 2009, respectively and are included in general and administrative expenses.

NOTE 19 - SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2010 up through the date we issued the consolidated financial statements. There were no significant subsequent events occurred.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission (SEC).

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

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s critical accounting estimates since December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENT

A description of recent accounting pronouncements is set forth under “Recently Issued Accounting Standards” in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Revenues	$53,749,768	$46,077,190	100%	100%
Cost of sales	25,513,047	17,660,338	47	38
GROSS PROFIT	28,236,721	28,416,852	53	62

Selling and marketing	5,976,226	5,211,502	11	11
Advertising	6,748,470	5,567,357	13	12
Research and development costs	2,778,809	749,798	5	2
General and administrative	4,766,486	4,390,701	9	10
Depreciation and amortization	1,596,958	1,632,586	3	3
Total operating expenses	21,866,949	17,551,944	41	38

INCOME FROM OPERATIONS	6,369,772	10,864,908	12	24
Equity in earnings from unconsolidated entities	117,473	437,794	0	1
Interest expense, net	(1,565,785)	(1,579,269)	(3)	(3)
Other income(expenses)	12,247	(98,609)	0	0
INCOME BEFORE INCOME TAXES	4,933,707	9,624,824	9	22
Income taxes	1,815,930	2,469,764	3	6
NET INCOME	3,117,777	7,155,060	6	16
Net loss (income) attributable to non-controlling interest	5,400	(3,551)	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$3,123,177	$7,151,509	6%	16%
EARNINGS PER SHARE
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

 Revenues

Revenues for the first quarter of 2010 were $53,749,768, an increase of $7,672,578 over revenues in the same period of 2009. We classify our revenues in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Revenues by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$40,865,081	$34,679,469	$6,185,612	18%
Revenue from nutraceutical products	9,665,703	8,912,393	753,310	8
Total manufacturing revenue	50,530,784	43,591,862	6,938,922	16
Distribution revenue	3,218,984	2,485,328	733,656	30
Total revenues	$53,749,768	$46,077,190	$7,672,578	17%

Sales of our pharmaceutical products increased by $6,185,612, or 18%, as compared to the same period of 2009 primarily due to the following factors:

●
The sales of our prescription pharmaceutical products increased from $16,203,190 in the first quarter of 2009 to $20,946,430 in the same period of 2010, or a 29% increase. This is primarily due to the increase in sales of our prescription formulated Jinji capsule, SHL powder BOKE and CCXA prescription pharmaceutical products. The overall increase in sales was supported by our continuous marketing efforts, increase in new products offering, as well as expanding coverage in the rural market; and

●
The sales of our OTC pharmaceutical products increased from $18,476,279 to $19,918,651, or 8% increase. This was attributable to the increase sales of our Boke and CCXA products as a result of improved recognition of our product.

Sales from our nutraceutical products increased from $8,912,393 in the first quarter of 2009 to $9,665,703 in the same period of 2010, representing a growth of 8%. This increase was mainly attributed to new beverage products launched in the second quarter of 2009.

The distribution revenue from Nuo Hua's majority owned subsidiary increased from $2,485,328 in the first quarter of 2009 to $3,218,984 in the same period of 2010, representing a growth of 30%.  This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $25,513,047 in the first quarter of 2010, compared to $17,660,338 in the same period of 2009. Cost of sales in the first quarter of 2010 and 2009 by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Pharmaceutical products	$17,624,204	$11,717,925	$5,906,279	50%
Nutraceutical products	4,767,364	3,552,913	1,214,451	34
Total manufacturing cost	22,391,568	15,270,838	7,120,730	47
Distribution cost	3,121,479	2,389,500	731,979	31
Total cost	$25,513,047	$17,660,338	$7,852,709	44%

The cost of sales of pharmaceutical and nutraceutical products increased by 50% and 34%, respectively, in the first quarter of 2010 compared to the same period of 2009. These increases are mainly attributed to our increase in sales and the increase in production cost. The distribution cost increase in step with the distribution revenue.

Gross profit decreased by $180,131, or 1%, for the first quarter of 2010 over the same period of 2009. Gross profit as a percentage of net revenues decreased from 62% in prior year to 53% in the same quarter of 2009 due to a greater proportion of generic product sales in rural market. Further, the increased purchase prices of certain raw materials increased the cost of sales and lower margin distribution business from Nuo Hua also contributed to lower gross profit.

Selling and Marketing

Selling and marketing expenses, including distribution expenses, increased from $5,211,502 in the first quarter of 2009 to $5,976,226 in 2010, representing a 15% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Promotional materials and fees	$2,040,494	$1,885,432	$155,062	8%
Payroll	1,648,392	1,386,375	262,017	19
Shipping	973,629	815,085	158,544	19
Trips and traveling	741,350	619,680	121,670	20
Sales conferences	170,789	259,923	(89,134)	(34)
Office supplies	140,133	114,682	25,451	22
Miscellaneous	261,439	130,325	131,114	101
TOTAL	$5,976,226	$5,211,502	$764,724	15%

The increase in selling and marketing expenses in the first quarter of 2010 compared to the same period in 2009 was primarily due to the following factors:

●
Payroll increased 19% from $1,386,375 to $1,648,392 in the first quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase of the average salary and bonus for our sales people in view of our business expanding in the rural market; and

●
Shipping increased 19% from $815,085 to $973,629 in the first quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase in net sales and the increase cost in logistics.

Advertising

Advertising expense increased by $1,181,113, from $5,567,357 in the first quarter of 2009 to $6,748,470 in the same period of 2010.  Advertising expenses as a percentage of revenue increased from 12% in the first quarter of 2009 to 13% in the same period of 2010. We increased the advertising expense to create a unified mega brand for AOBO so that  we can leverage on the establishment of all individual brands of ours to boost our chance of winning in the government sponsored competitive tendering processes for China's essential drug list products as well as those on the national insurance catalogs. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients, and doctors.

Research and Development Costs

Research and development costs increased by $2,029,011, or 271%, from $749,798 in the first quarter of 2009 to $2,778,809 in the same period of 2010. Expressed as a percentage of revenue, research and development cost was 5% for the first quarter of 2010, compared to 2% for the same period of 2009.

The increase in research and development costs reflected our continuing effort in R&D activities including investment in the centralized R&D centre in Beijing, China. Our key research and development programs include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji series products and some acquired projects from GHK. The majority of research and development expenditures are on pharmaceutical products.

 General and Administrative

General and administrative expenses remained stable in the first quarter of 2010 compared to the same period in 2009, even as our business expanded. General and administrative expenses expressed as a percentage of revenues decreased from 10% to 9%. The details of general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Payroll	$777,503	$568,082	$209,421	37%
Staff welfare and insurance	409,247	307,481	101,766	33
Professional fees	779,129	1,086,876	(307,747)	(28)
Directors’ remuneration	190,000	235,230	(45,230)	(19)
Stock based compensation	695,437	610,857	84,580	14
Trip and traveling	205,667	227,826	(22,159)	(10)
Maintenance and repair	170,918	20,445	150,473	736
Office supplies	183,059	155,537	27,522	18
Vehicles and utilities	316,156	147,497	168,659	114
Conference fee	56,204	87,619	(31,415)	(36)
Miscellaneous	983,166	943,251	39,915	4
TOTAL	$4,766,486	$4,390,701	$375,785	9%

The major changes in general and administrative expenses in the first quarter of 2010 as compared to the same period of 2009 were due to the following factors:

●
Payroll expenses increased by $209,421, or 37% and Staff welfare and insurance expenses increased by $101,766, or 33% as compared to the first quarter of 2009. These reflect the Company’s increased efforts in encouraging and optimizing management team in view of the changing market environment; and

●
Maintenance and repair fees increased by $150,473, or 736%, as compared to the first quarter of 2009. We continued upgrading our existing equipments and technologies in the first quarter of 2010, as a result of more stringent GMP manufacturing standards and to improve production efficiency.

The increase was partially offset by the decrease of Professional fees by $307,747, or 28%.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $35,628, or 2%, in the first quarter of 2010 as compared to the same period of 2009.

Interest Expense, Net

Net interest expense was $ 1,565,785 for the first quarter of 2010, compared to net interest expense of $1,579,269 for the same period of 2009.

Income Taxes

Income tax expense for the first quarter of 2010 was $1,815,930, compared to $2,469,764 for the same period of 2009. The decrease of the income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for the first quarter of 2010 was 36.8% which is an increase of 11.1% from prior year. The increase in effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance at March 31, 2010 was $98,996,682, representing an increase of $4,571,817, or 5%, compared with our cash balance of $94,424,865 at December 31, 2009. The increase was mainly attributable to the increase of operating activities for $5,762,893 and partially offset by the investing and financing activities of $1,122,047 and $110,488, respectively.

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

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, are summarized as follows:

	THREE MONTHS ENDED MARCH 31
	2010	2009
Cash provided by (used in):
Operating activities	5,762,893	3,529,002
Investing activities	(1,122,047)	(499,456)
Financing activities	(110,488)	17,602
Net increase (decrease) in cash and cash equivalents	4,530,358	3,047,148

 Cash flows from operations during the first quarter of 2010 amounted to $5,762,893, representing an increase of $2,233,891, or 63% compared with cash flows from operations of $3,529,002  in the same period of 2009. The increase in net cash provided by operating activities was primarily attributable to the changes in operating assets and liabilities aggregated to a net cash outflow of $1,378,259, increase by $5,834,272  from a net cash outflow of $7,212,531during the same period of 2009. As reflected in our cash flow, the changes including:

●
Cash inflow from advances to suppliers and prepaid expenses amounted to $8,375,368 primarily attributed to the decrease in advances payment in purchasing certain raw materials at the year end of 2009. These advance payments was for a potential increase of raw materials’ future purchase prices and most of them were settled with inventories by our suppliers during the first quarter ended March 31, 2010;

●	Cash inflows from accounts payable amounted to $3,163,172 primarily attributed to the increased purchases of raw materials for planned inventory buildup; and

●	Cash outflows from inventories amounted to $9,805,226 mainly due to the increased purchases of raw materials for planned inventory buildup.

Our increased cash flows from operations was partially offset by the decrease in our net income by 56% to $3,117,777 in the first quarter of 2010, compared with net income of $7,155,060 in the same period of 2009.

Our net cash used in investing activities amounted to $1,122,047 during the first quarter of 2010, compared to net cash used in investing activities of $499,456 in the same period of 2009. The Changes in net cash provided by investing activities was primarily attributable to the capital expenditures of $1,090,195 in the first quarter of 2010 compared to $394,750 in the same period of 2009.

Our cash flows used in financing activities was $ 110,488 in the first quarter of 2010, compared to cash inflow of $ 17,602  in the same period of 2009.

Working Capital

 Our working capital increased by $6,002,181 to $136,945,447 at March 31, 2010, as compared to $130,943,266 at December 31, 2009, primarily due to our increase in cash and cash equivalents by $4,660,815, increase in net inventories by $ 9,822,824, decrease in other payables and accrued expenses by $7,385,272.

We currently generate our cash flow through operations. We believe that our existing cash on hand and cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of March 31, 2010.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of March 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	1,175,497	1,175,497	-	-	-
Capital expenditure commitments	20,058,334	11,477,418	8,580,916	-	-
Advertising commitments	22,375,482	22,375,482	-	-	-
R&D commitments	6,284,425	5,406,731	877,694	-	-
Long-term loan	788,135	60,404	125,428	131,853	470,450
Convertible notes	145,427,083	5,750,000	11,500,000	11,500,000	116,677,083
Total	196,108,956	46,245,532	21,084,038	11,631,853	117,147,533

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

As the majority of our net revenue, consolidated costs and expenses and substantially all of our assets are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, if the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets, as expressed in our U.S. dollar financial statements could decline. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, the U.S. dollar equivalent of the RMB we convert would be reduced. On the other hand, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could reduce the amount of the U.S. dollars available. In addition, the appreciation of the RMB could make our customers’ products more expensive to purchase, because some of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results.

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

We recognized a foreign currency translation adjustment of $92,849 and $491,337 for the three months ended March 31, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8361 RMB to $1.00 USD as compared to 6.8372 RMB at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2010 and 2009 were 6.8367 RMB and 6.8499 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of auditing standards and applicable U.S. rules.  The Company’s internal audit group, which includes its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the Commission.  The internal audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act.

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – OTHER INFORMATION

Not applicable.

ITEM 5 – EXHIBITS

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 10, 2010

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: May 10, 2010

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