Form 10-Q
period 2010-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2010-08-09
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of August 5, 2010
Common Stock, $0.001 par value	78,580,138

Signatures	36

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

ASSETS

	JUNE 30, 2010	DECEMBER 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$96,433,832	$91,126,486
Restricted cash	1,103,535	3,298,379
Accounts and notes receivable, net	66,767,659	57,504,454
Inventories, net	19,016,578	10,015,711
Advances to suppliers and prepaid expenses	5,937,021	13,901,180
Deferred tax assets	550,535	824,451
Other current assets	1,347,639	1,246,647
Total Current Assets	191,156,799	177,917,308

LONG-TERM ASSETS
Property, plant and equipment, net	95,445,470	95,468,265
Land use rights, net	152,594,995	153,604,196
Other long term assets	7,967,784	7,909,086
Construction in progress	29,324,123	28,975,386
Other intangible assets, net	16,329,103	18,695,554
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	57,441,048	57,325,887
Deferred tax assets	143,781	134,268
Unamortized financing cost	2,823,549	3,287,694
Total Long-Term Assets	395,233,974	398,564,457
TOTAL ASSETS	$586,390,773	$576,481,765

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
  (UNAUDITED)

LIABILITIES AND EQUITY

	JUNE 30, 2010	DECEMBER 31, 2009

CURRENT LIABILITIES
Accounts payable	$11,477,039	$7,497,143
Notes payable	1,103,535	3,392,575
Other payables and accrued expenses	16,935,522	22,320,757
Taxes payable	605,024	947,338
Short-term bank loans	8,959,257	10,384,368
Current portion of long-term bank loans	60,629	60,108
Other liabilities	4,842,631	2,199,280
Deferred tax liabilities	173,496	172,473
Total Current Liabilities	44,157,133	46,974,042

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	710,598	743,957
Deferred tax liabilities	15,652,960	15,961,465
Unrecognized tax benefits	3,871,701	2,746,561
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	135,235,259	134,451,983
TOTAL LIABILITIES	179,392,392	181,426,025

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,580,138 and 78,321,439 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	78,580	78,321
Common stock to be issued	181,500	388,000
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	201,806,789	199,829,921
Retained earnings (the restricted portion of retained earnings is $23,757,901 at both June 30, 2010 and December 31, 2009)	199,421,141	191,173,754
Accumulated other comprehensive income	34,986,727	33,050,224
Total Shareholders’ Equity	406,477,121	394,522,604
Non-controlling Interest	521,260	533,136
TOTAL EQUITY	406,998,381	395,055,740
TOTAL LIABILITIES AND EQUITY	$586,390,773	$576,481,765

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Revenues	$77,296,212	$71,222,037	$131,045,980	$117,299,227
Cost of sales	37,455,860	29,594,923	62,968,907	47,255,261
GROSS PROFIT	39,840,352	41,627,114	68,077,073	70,043,966

Selling and marketing expenses	11,505,462	9,396,129	17,481,688	14,607,631
Advertising costs	9,217,247	7,779,936	15,965,717	13,347,293
Research and development costs	3,250,882	809,584	6,029,691	1,559,382
General and administrative expenses	5,158,104	4,026,425	9,924,590	8,417,126
Depreciation and amortization	1,622,989	1,623,556	3,219,947	3,256,142
Total operating expenses	30,754,684	23,635,630	52,621,633	41,187,574

INCOME FROM OPERATIONS	9,085,668	17,991,484	15,455,440	28,856,392

Equity in earnings (loss) from unconsolidated entities	(170,799)	(173,258)	(53,326)	264,536
Interest expense, net	1,371,246	1,620,069	2,937,031	3,199,338
Other expenses, net	30,039	16,329	17,792	114,938
INCOME BEFORE INCOME TAX	7,513,584	16,181,828	12,447,291	25,806,652
Income tax	2,395,850	3,735,558	4,211,780	6,205,322
NET INCOME	5,117,734	12,446,270	8,235,511	19,601,330
Net loss attributable to non-controlling interest	6,476	123,068	11,876	119,517
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	5,124,210	12,569,338	8,247,387	19,720,847

OTHER COMPREHENSIVE INCOME	1,843,654	21,945	1,936,503	513,282

COMPREHENSIVE INCOME	$6,967,864	$12,591,283	$10,183,890	$20,234,129

EARNINGS PER COMMON SHARE
Basic	$0.07	$0.17	$0.11	$0.27
Diluted	$0.07	$0.16	$0.11	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	74,743,986	74,582,920	74,680,327	74,560,809
Diluted	75,857,073	88,815,593	75,502,489	86,939,711

See accompanying notes to the condensed consolidated financial statements

 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,235,511	$19,601,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,482,226	6,445,556
Amortization of deferred issuance cost	464,145	464,145
Loss on disposal of property, plant and equipment	370	4,745
Amortization of deferred consulting expenses	30,675	80,000
Provision for doubtful accounts and slow moving inventories	79,494	332,207
Deferred taxes	(43,079)	125,336
Amortization of stock-based compensation expense	1,280,829	1,127,500
Equity in (earnings)/loss from unconsolidated entities	53,326	(264,536)
Independent director stock compensation	181,500	194,000
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts and notes receivable	(9,346,105)	5,934,188
Inventories	(8,997,546)	(3,841,052)
Advances to suppliers and prepaid expenses	7,995,584	458,285
Other current assets	(121,192)	(192,184)
Increase (decrease) in:
Accounts payable	3,849,965	260,564
Other payables and accrued expenses	(5,831,985)	(5,514,977)
Taxes payable	(342,314)	204,590
Other liabilities	2,643,351	257,855
Unrecognized tax benefits	1,125,140	774,190
Net cash provided by operating activities	7,739,895	26,451,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(337,692)	(149,837)
Purchases of construction in progress	(1,027,429)	(535,881)
Purchase of land use right	-	(757,187)
Refundable deposit	-	6,396,996
Deposit for long-term assets	(33,898)	(361,375)
Advances to equity investments	(11,221)	(172,812)
Proceeds from disposal of property, plant and equipment	-	620
Net cash (used in) provided by investing activities	(1,410,240)	4,420,524

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	4,543,075	9,181,237
Repayment of bank loans	(6,142,267)	(10,209,500)
Net cash used in financing activities	(1,599,192)	(1,028,263)
Effect of exchange rate changes on cash and cash equivalents	576,883	206,056
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,307,346	30,050,059
Cash and cash equivalents, beginning of period	91,126,486	68,060,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,433,832	$98,110,828

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

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on June 30, 2010. Income and expense items are translated at average exchange rates prevailing during the quarter. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

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

Cost of Sales

Cost of sales includes direct and indirect production costs, as well as freight in and handling costs for products sold.

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

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. The Company does not have significant grants to consultants for any of the period presented.

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

Income Taxes

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740 “Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10 “Income Taxes-Overall”. The Company has elected to classify interest and penalties related to an uncertain position, if and when required, as part of interest expenses and other expenses, respectively, in the consolidated statements of income and comprehensive income.

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

Recurring agricultural costs include costs relating to irrigation, fertilizing, seedling, utility, farming wages and other ongoing crop and land maintenance activities. Recurring agricultural costs are capitalized as inventory and cease to be accumulated when the crops have reached maturity and ready to be harvested.  Any recurring agricultural costs incurred subsequent to the crops reaching maturity are expensed as incurred. Non recurring agricultural costs, primarily comprising soil improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period.

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

The Company accounts for interest capitalization in accordance with FASB ASC 835 "Interest".  Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for the assets have not been made.  Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use.

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

 Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB ASC 805 and FASB ASC 350 “Intangibles - Goodwill and Other”. Under FASB ASC 805, goodwill is measured as the excess of a over b below:

a.	The aggregate of the following:

1.	The consideration transferred measured in accordance ASC 805, which generally requires acquisition-date fair value.
2.	The fair value of any non-controlling interest in the acquiree.
3.	In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

b.	The net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with FASB ASC 805.

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

The Company monitors its investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information. Any balance of equity method goodwill is not tested for impairment under the provisions of FASB ASC 350. Instead, equity method goodwill is tested for impairment together with the related investment as they are not separable.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares) during the period. Diluted earnings per share is computed by dividing net income attributable to controlling interest as adjusted for the effect of dilutive potential common shares, if any, by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The potential common stocks are stock options, common stock awards and convertible notes.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to controlling interest	$5,124,210	$12,569,338	$8,247,387	$19,720,847
Interest expense on convertible securities, net of taxes	-	1,437,500	-	2,875,000
Amortization of financing costs, net of taxes	-	232,072	-	464,144
Net income, as adjusted	$5,124,210	$14,238,910	$8,247,387	$23,059,991

Denominator:
Weighted average shares outstanding – Basic	74,743,986	74,582,920	74,680,327	74,560,809
Effect of dilutive instruments:
Convertible notes	-	14,232,673	-	12,378,902
Common stock awards to be issued	1,113,087	-	822,162	-
Weighted average shares outstanding – Diluted	75,857,073	88,815,593	75,502,489	86,939,711

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the three and six months ended June 30, 2010 and 2009 and convertible notes for the three and six months ended June 30, 2010, because the exercise of these options and conversion of the convertible notes would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each period and the conversion of the convertible notes under the if-converted method would have been anti-dilutive for each period.

As more fully discussed in Note 13, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to Net income attributable to controlling interest, reflecting the assumption that the notes have been converted.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

NOTE 4 - SEGMENT REPORTING

For the three and six months ended June 30, 2010 and 2009 the Company’s segments were as follows:

	Three Months Ended June 30,
	2010	2009
Manufacturing Segment
Revenue from pharmaceutical products	$63,776,505	58,438,805
Revenue from nutraceutical products	9,934,088	9,523,090
Total manufacturing revenue	73,710,593	67,961,895
Total manufacturing costs	33,975,991	26,448,200
Interest (expense) income, net	(79,395)	17,258
Depreciation, depletion and amortization expense	1,220,088	1,254,961
Other operating expenses	26,867,611	19,642,184
Income tax expense	2,395,850	3,826,719
Operating income of manufacturing segment	9,171,658	16,807,089

	Three Months Ended June 30,
	2010	2009

Distribution Segment
Distribution revenue	$3,585,619	$3,260,142
Distribution costs	3,479,869	3,146,723
Interest income, net	18,092	32,476
Depreciation, depletion and amortization expense	9,550	9,140
Equity in earnings from unconsolidated entities	740,345	601,970
Other operating expenses	347,772	383,530
Income tax expense (benefit)	-	(91,161)
Operating income of distribution segment	506,865	446,356

Reconciliation to Consolidated Net Income Available for Common Shareholders:
Total net operating income, as defined, for reportable segments	9,678,523	17,253,445
Unallocated	(4,554,313)	(4,684,107)
Consolidated Net Income Available for Common Shareholders	$5,124,210	$12,569,338

	Six Months Ended June 30,
	2010	2009

Manufacturing Segment
Revenue from pharmaceutical products	$104,641,586	93,118,274
Revenue from nutraceutical products	19,599,791	18,435,483
Total manufacturing revenue	124,241,377	111,553,757
Total manufacturing costs	56,367,559	41,719,038
Interest (expense) income, net	(163,584)	20,297
Depreciation, depletion and amortization expense	2,415,444	2,493,343
Other operating expenses	44,833,832	33,300,054
Income tax expense	3,835,406	6,293,854
Operating income of manufacturing segment	16,625,552	27,767,765

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Distribution Segment
Distribution revenue	$6,804,603	$5,745,470
Distribution costs	6,601,348	5,536,223
Interest income, net	31,662	107,419
Depreciation, depletion and amortization expense	18,925	16,903
Equity in earnings from unconsolidated entities	1,344,795	1,095,873
Other operating expenses	621,850	536,541
Income tax expense or (benefit)	-	(88,532)
Operating income of distribution segment	938,937	947,627

Reconciliation to Consolidated Net Income Available for Common Shareholders:
Total net operating income, as defined, for reportable segments	17,564,489	28,715,392
Unallocated	(9,317,102)	(8,994,545)
Consolidated Net Income Available for Common Shareholders	$8,247,387	$19,720,847

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	JUNE 30, 2010	DECEMBER 31, 2009
Raw materials	$7,615,768	$4,599,700
Work in progress	3,183,830	2,407,927
Finished goods	8,238,126	3,043,926
Total inventories	19,037,724	10,051,553
Less: provision against slow-moving inventories	(21,146)	(35,842)
Inventories, net	$19,016,578	$10,015,711

As of June 30, 2010 and December 31, 2009, raw materials included capitalized agricultural costs of $176, 600 and nil, respectively.

NOTE 6 - LAND USE RIGHTS

Land use rights consist of the following:

	JUNE 30, 2010	DECEMBER 31, 2009
Cost of land use rights	$160,838,333	$160,165,545
Less: Accumulated amortization	(8,243,338)	(6,561,349)
Land use rights, net	$152,594,995	$153,604,196

As of June 30, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral was $25,319,125 and $48,101,071, respectively. See Note 12.

Amortization expense for the quarters ended June 30, 2010 and 2009 was $825,540 and $786,235, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $1,649,353 and $1,570,865, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress as of June 30, 2010 and December 31, 2009 was $29,324,123 (inclusive of capitalized interest of $1,529,542) and $28,975,386 (inclusive of capitalized interest of $816,392), respectively. Construction in progress represents the construction for production lines and buildings. The Group capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the three months ended June 30, 2010 and 2009 amounted to $1,826,641 and $1,783,522, respectively and total interest costs incurred for the six months ended June 30, 2010 and 2009 amounted to $3,823,266 and $3,568,078, respectively.

Total interest costs capitalized as part of construction in progress for the three months ended June 30, 2010 and 2009 amounted to $360,310 and nil, respectively and for the six months ended June 30, 2010 and 2009 amounted to $713,150 and nil, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	JUNE 30, 2010	DECEMBER 31, 2009
At cost:
Buildings	$91,938,573	$91,565,622
Machinery and equipment	21,796,574	21,016,658
Motor vehicles	1,541,687	1,535,238
Office equipment	2,233,021	2,157,528
Other equipment	1,657,892	610,945
	119,167,747	116,885,991
Less : Accumulated depreciation
Buildings	(7,791,456)	(6,600,971)
Machinery and equipment	(13,223,024)	(12,483,002)
Motor vehicles	(1,237,455)	(1,130,968)
Office equipment	(1,227,910)	(1,037,234)
Other equipment	(242,432)	(165,551)
	(23,722,277)	(21,417,726)
Property, plant and equipment, net	$95,445,470	$95,468,265

As of June 30, 2010 and December 31, 2009, the net book value of property, plant and equipment pledged as collateral for bank loans were $6,741,934 and $13,615,710. See Note 12.

Depreciation expense for the quarters ended June 30, 2010 and 2009 was $1,208,865 and $1,141,903, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $2,386,870 and $2,299,681, respectively.

NOTE 9 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	JUNE 30, 2010	DECEMBER 31, 2009
At cost:
Product licenses	$15,589,656	$15,524,443
Trademarks	10,629,376	10,584,914
Patents	4,828,301	4,808,103
Proprietary technology	283,550	282,364
Software	74,133	73,822
	31,405,016	31,273,646
Less: Accumulated amortization
Product licenses	$(7,807,272)	$(6,396,185)
Trademarks	(5,010,610)	(4,168,125)
Patents	(2,160,324)	(1,935,171)
Proprietary technology	(82,807)	(67,468)
Software	(14,900)	(11,143)
	(15,075,913)	(12,578,092)
Other intangible assets, net	$16,329,103	$18,695,554

Amortization expense for the quarters ended June 30, 2010 and 2009 was $1,220,018 and $1,282,010, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $2,437,484 and $2,575,007, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

NOTE 10 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in Aoxing Pharmaceutical Company, Inc. (“AXN”), Nuo Hua Affiliate and Hezhou Jinji Color Printing Co Ltd. (“Jinji”). AXN is a PRC-based pharmaceutical company, listed on the NYSE AMEX, specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Nuo Hua Affiliate maintains a significant presence in pharmaceutical wholesale and retail distribution in the PRC. Jinji is a color printing company focusing on the printing of external packaging materials. Long-term investments are accounted for using the equity accounting method.

As of June 30, 2010, the Company owns a 36.13% equity interest in AXN through an initial $18 million direct investment of its common stock in April 2008 and a subsequent conversion of a promissory note into additional common stock in August 2009. The promissory note represents an advance of RMB30 million to AXN in May 2008. The note bears interest at a rate of 8% payable quarterly in arrears with an initial term of one year which was subsequently extended for additional three months. Upon conversion, the balance of such advance was reclassified to investment.

The Company owns a 30% equity interest in Nuo Hua Affiliate through the acquisition of Nuo Hua in October 2008 and the Company owns a 40% equity interest in Jinji through the acquisition of GLP in April 2006.

The cost of investments in excess of our estimate of the underlying equity in net assets at the time of the investments was goodwill of $1,369,799.

 The following table summarizes the long-term investments and advances as of June 30, 2010 and December 31, 2009:

	JUNE 30, 2010	DECEMBER 31, 2009
Cost of investments:
AXN	$22,759,612	$22,759,612
Nuo Hua Affiliate	32,999,023	32,999,023
Jinji	86,067	86,067
Share of equity income (loss):
AXN	(3,310,270)	(1,909,244)
Nuo Hua Affiliate	4,761,692	3,260,590
Jinji	48,943	45,480
Advances:
AXN	(3,300)	3,300
Jinji	99,281	81,059
Long-term investments and advances	$57,441,048	$57,325,887

The advances to AXN and Jinji were unsecured, non-interest bearing and repayable on demand.

For the three and six months ended June 30, 2010 and 2009, the Company’s equity in earnings from above unconsolidated entities was as follows:

	Three Months Ended June 30,
	2010	2009

Equity (income) - Nuo Hua Affiliate	$(740,345)	$(601,970)
Equity loss - AXN	913,177	775,272
Equity (income) - Jinji Printing	(2,033)	(44)
Total equity in loss from unconsolidated entities	$170,799	$173,258

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Equity (income) - Nuo Hua Affiliate	$(1,344,795)	$(1,095,873)
Equity loss - AXN	1,401,026	832,797
Equity (income) - Jinji Printing	(2,905)	(1,460)
Total equity in (earnings) loss from unconsolidated entities	$53,326	$(264,536)

As of June 30, 2010 and December 31, 2009, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:
	June 30, 2010	December 31, 2009
Investment in AXN based on quoted market price	$54,732,800	$33,578,405
Carrying amount of investment in AXN	$19,449,342	$20,850,368

NOTE 11 - OTHER LONG-TERM ASSETS

	JUNE 30, 2010	DECEMBER 31, 2009
Payment for long-term supply contract	$7,500,808	$7,469,432
Deposits for long-term assets	466,976	439,654
Total other long-term assets	$7,967,784	$7,909,086

Payment of the long-term supply contract represents a payment for a long-term supply contract with a third party to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), a major raw material of a subsidiary of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from certain plant which requires a three year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at fair value when delivered. The payment will be amortized to inventory upon delivery of the raw material. The Company assesses the impairment of the payment as of each balance date. As of June 30, 2010, no impairment was recognized.

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

Interest expense for all outstanding debt excluding the convertible notes was $145,346 and $113,950 for the three months ended June 30, 2010 and 2009, respectively. Interest expense for all outstanding debt excluding the convertible notes was $294,472 and $228,934 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 13 - CONVERTIBLE NOTES

On July 15, 2008, the Company closed a private offering and issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “Notes”). The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were approximately $110,474,993, after deducting the placement agents’ commission and offering expenses payable by the Company.

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

●
The initial conversion rate may also be adjusted on January 15, 2009 if the volume weighted average price (“VWAP”) of common stock for each of the 30 consecutive trading days ended on January 15, 2009 is less than $8.08 per share. In such an event, the conversion rate will be increased as a one-time conversion price adjustment such that the conversion price as adjusted would represent the greater of (1) 115.0% of such arithmetic average of the daily VWAP and (2) $8.08.

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

Notes issuance costs incurred by the Company that were directly attributable to the issuance of the Notes were deferred and are charged to the consolidated statements of income and comprehensive income using the effective interest rate method over the term of the Notes.

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

On the date of issuance of the Notes, no portion of the proceeds was attributable to the beneficial conversion feature (“BCF”) since the conversion price of the Notes exceeded the market price of the Company’s common stock. Furthermore, no contingent BCF exists from the one time conversion rate adjustment based on VWAP, as the adjustment is subject to a floor of $8.08, which equals market price of the Company’s common stock on the issuance date of the Notes.

The VWAP of our common stock for each of the 30 consecutive trading days ending on January 15, 2009 was $6.02 per share and as such, the initial conversion price of $9.29 per share was adjusted to $8.08 on January 15, 2009.

The effective interest rate on the Notes for the three months and for the six months ended June 30, 2010 and 2009 was 5.945%.

The amount of interest cost recognized for the three months ended June 30, 2010 and 2009 was $1,437,500 for the six months ended June 30, 2010 and 2009 was $2,875,000.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
NOTE 14 - PREPAID FORWARD SHARES REPURCHASE TRANSACTION

In connection with the offering of the Notes, the Company entered into a prepaid forward repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the purchase of 3.7 million shares of common stock for settlement at or about maturity of the Notes, which will occur on July 15, 2015. The forward shares purchase transaction was also intended to reduce the potential dilution of common stock that would result from the conversion of the Notes into shares of common stock.

The $30 million cost of the forward stock repurchase transaction qualifies as an equity transaction and was separately presented under shareholders’ equity in the balance sheet without subsequent recognition of changes in fair value. The prepaid forward repurchase contract contains an embedded equity forward derivative that is contingently cash settleable based on certain events.  The contingent cash settlement feature was bifurcated from the prepaid forward repurchase contract but its value was insignificant for any of the periods presented.

The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The fact that the Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. The Company will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the Notes.

NOTE 15 - SHAREHOLDERS’ EQUITY

Preferred Stock

The Company had 1,000,000 shares of Series A preferred stock (“Series A”) issued and outstanding. Pursuant to the terms of the Series A, the holder holds aggregate voting power equal to 25% of the combined voting power of common stock and preferred stock. The percentage of voting power represented by the Series A cannot be diluted by the issuance of additional shares of common stock. The Series A has a liquidation preference equal to its initial issue price that will be paid to the holders of the Series A upon liquidation, dissolution or winding up and prior to any distributions being made to holders of common stock.

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

The Company recorded $474,638 and $519,643 compensation cost for the three months ended June 30, 2010 and 2009, respectively and $949,276 and $1,009,500 for the six months ended June 30, 2010 and 2009, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in general and administrative expenses.

The expected forfeiture rate of the stock options granted as of June 30, 2010 is 0%.

Common Stock Awards

On April 10, 2009 and April 8, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of common stock awards to the Company’s executive officer and certain senior management members. Common stocks awards granted vest over a five year service period. Compensation expense is recognized for the fair value of common stocks on the grant date on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the common stocks awards under the 2006 Plan.

The expected forfeiture rate of the common stock awards granted as of June 30, 2010 is 0%.

The Company recorded general and administrative expenses of $227,954 and $117,999 in connection with such awards for the three months ended June 30, 2010 and 2009, respectively and $331,553 and $117,999 for the six months ended June 30, 2010 and 2009, respectively.

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

As a result, $23,757,901 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company’s PRC subsidiaries as of June 30, 2010 and December 31, 2009.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The Capital commitments and purchase commitments were $11,411,652 and $1,770,359 within one year and $8,615,574 and nil after one year but within five years, respectively. In addition, the Company had advertisement contract commitments of $17,961,196 for the next 12 months and R&D commitments of $5,052,206 for the next 24 months as of June 30, 2010.

Effective from January 1, 2007, the Company adopted FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of June 30, 2010, the Company has recorded an unrecognized tax benefit of $3,871,701.

As of June 30, 2010, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of June 30, 2010.

 NOTE 17 – TAXES

The Group's effective tax rates are 32% and 23% for the three months ended June 30,2010 and 2009, respectively and are 34% and 24% for the six months ended June 30, 2010 and 2009, respectively.  The increase in effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and change in valuation allowance.  The Group has total income tax expense of $2,395,850 for the three months ended June 30, 2010 and $4,211,780 for the six months ended June 30, 2010.  The Group continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rate is 15%. A full valuation allowance is recorded for deferred tax assets of those entities within the group that continue to be in a cumulative loss position.  The Group recorded a current tax expense of $2,505,489 for the three months ended June 30, 2010 of which $379,329 is related to an increase in unrecognized tax benefits and $4,318,381 for the six months of which $755,703 is related to an increase in unrecognized tax benefits. The Company recorded cumulative interests of $189,290 and a penalty of $440,000 as of June 30, 2010.

NOTE 18 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $262,440 and $238,321 for the three months ended June 30, 2010 and 2009, respectively and $479,178 and $463,234 for the six months ended June 30, 2010 and 2009, respectively and are included in general and administrative expenses.

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

As used in this report, the terms “Company,” “we,” “our,” “us,” and “AOB” refer to American Oriental Bioengineering, Inc., a Nevada corporation.

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

Investors are also advised to refer to the information in our previous filings with the SEC, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Revenues	$77,296,212	71,222,037	100%	100%
Cost of sales	37,455,860	29,594,923	48	42
GROSS PROFIT	39,840,352	41,627,114	52	58

Selling and marketing expenses	11,505,462	9,396,129	15	13
Advertising costs	9,217,247	7,779,936	12	11
Research and development costs	3,250,882	809,584	4	1
General and administrative expenses	5,158,104	4,026,425	7	6
Depreciation and amortization	1,622,989	1,623,556	2	2
Total operating expenses	30,754,684	23,635,630	40	33

INCOME FROM OPERATIONS	9,085,668	17,991,484	12	25
Equity in earnings (loss) from unconsolidated entities	(170,799)	(173,258)	0	0
Interest expense, net	1,371,246	1,620,069	2	2
Other expenses, net	30,039	16,329	0	0
INCOME BEFORE INCOME TAX	7,513,584	16,181,828	10	23
Income tax	2,395,850	3,735,558	3	5
NET INCOME	5,117,734	12,446,270	7	18
Net loss attributable to non-controlling interest	6,476	123,068	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$5,124,210	12,569,338	7%	18%
EARNINGS PER COMMON SHARE
Basic	$0.07	0.17
Diluted	$0.07	0.16

Revenues

Revenues for the second quarter of 2010 were $77,296,212, an increase of $6,074,175, or 9% compared to revenues in the same period of 2009. We classify our revenues in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Revenues by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$63,776,505	58,438,805	5,337,700	9%
Revenue from nutraceutical products	9,934,088	9,523,090	410,998	4
Total manufacturing revenue	73,710,593	67,961,895	5,748,698	8
Distribution revenue	3,585,619	3,260,142	325,477	10
Total revenues	$77,296,212	71,222,037	6,074,175	9%

 Revenue in connection with our pharmaceutical products increased by $5,337,700, or 9%, as compared to the same period of 2009 primarily due to the following factors:

●
the sales of our prescription pharmaceutical products increased from $25,163,884 in the second quarter of 2009 to $30,396,472 in the same period of 2010, or a 21% increase. This is primarily due to the double digit increase in sales of our prescription formulated Jinji capsule, SHL powder, YYQH capsule and the expansion of CCXA generic pharmaceutical products in the rural market. The overall increase in sales was supported by our continuous marketing efforts, increase in new products offerings, as well as expanding coverage in the rural market.

●	the sales of our OTC pharmaceutical products amounted to $33,380,033, and remained stable compared to the second quarter of 2009; and

Revenue in connection with our nutraceutical products increased by $410,998, or 4%. This increase was mainly attributed to the increased sales of soybean milk as the market expanded.

The distribution revenue from Nuo Hua's majority owned subsidiary increased from $3,260,142 in the second quarter of 2009 to $3,585,619 in the same period of 2010, representing an increase of 10%.  This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $37,455,860 in the second quarter of 2010, compared to $29,594,923 in the same period of 2009. Cost of sales in the second quarter of 2010 and 2009 by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Pharmaceutical products	$28,953,638	22,576,349	$6,377,289	28%
Nutraceutical products	5,022,353	3,871,851	1,150,502	30
Total manufacturing cost	33,975,991	26,448,200	7,527,791	28
Distribution cost	3,479,869	3,146,723	333,146	11
Total cost	$37,455,860	29,594,923	$7,860,937	27%

The cost of sales of pharmaceutical and nutraceutical products increased by 28% and 30%, respectively, in the second quarter of 2010 compared to the same period of 2009. These increases were mainly attributed to our increase in sales and the increase in production cost. The increase in distribution costs were in line with our distribution revenue.

Gross profit decreased by $1,786,762, or 4%, for the second quarter of 2010 compared to the same period of 2009. Gross profit as a percentage of revenues decreased from 58% in the second quarter of 2009 to 52% in the same quarter of 2010 due to a greater proportion of generic product sales in the rural market. Further, the increased purchase prices of certain raw materials increased the cost of sales also contributed to lower gross profit.

Selling and Marketing Expenses

Selling and marketing expenses, including distribution expenses, increased from $9,396,129 in the second quarter of 2009 to $11,505,462 in 2010, representing a 22% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Promotional materials and fees	$6,980,088	6,107,927	$872,161	14%
Payroll	2,090,093	1,338,517	751,576	56
Shipping	1,467,934	1,039,217	428,717	41
Trips and traveling	777,847	647,184	130,663	20
Office supplies	100,308	195,641	(95,333)	(49)
Miscellaneous	89,192	67,643	21,549	32
TOTAL	$11,505,462	9,396,129	$2,109,333	22%

The increase in selling and marketing expenses in the second quarter of 2010 compared to the same period in 2009 was primarily due to the following factors:

●
promotional materials and fees increased $872,161, or 14% in the second quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase in our promotion activities and initiatives to support our continuous growth of our revenue. In particular, the Company held more external sales conference to promote existing and new prescription products such as SHL products. The increase in the promotional materials and fees is in line with the sales increase for those comparative periods;

●
payroll expense increased $751,576, or 56% in the second quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase of the average salaries and bonuses for our sales people as a result of our business expanding in the rural market as well as the increase in sales volume; and

●
shipping expense increased $428,717, or 41% in the second quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase in sales volume and the increase in logistics costs.

Advertising Costs

Advertising costs increased by $1,437,311, from $7,779,936 in the second quarter of 2009 to $9,217,247 in the same period of 2010.  Advertising costs as a percentage of revenue increased from 11% in the second quarter of 2009 to 12% in the same period of 2010.

We increased advertising costs to create a unified mega brand for AOBO so that  we can leverage on the establishment of all our individual brands to boost chances of winning in the government sponsored competitive tendering processes for China's essential drug list products as well as those on the national insurance catalogs.

We also increased advertising costs in connection with promoting our new launched products in 2009 and six months ended June 30, 2010. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients and doctors.

Research and Development Costs

Research and development costs increased by $2,441,298, or 302%, from $809,584 in the second quarter of 2009 to $3,250,882 in the same period of 2010. Expressed as a percentage of revenue, research and development costs were 4% for the second quarter of 2010, compared to 1% for the same period of 2009.

The increase in research and development costs reflected our continuing effort in research and development activities. Our research and development activities consist of near term, middle team and long term stages which contribute to both our current and future business strategies. Our key research and development programs during this period include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji series products and some acquired projects from GHK. The majority of our research and development expenditures are on pharmaceutical products.

General and Administrative Expenses

General and administrative expenses increased by $1,131,679, or 28%, from $4,026,425 in the second quarter of 2009 to $5,158,104 in the same period of 2010. General and administrative expenses expressed as a percentage of revenues increased from 6% to 7%. The details of our general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Payroll	$970,481	801,895	$168,586	21%
Staff welfare and insurance	358,331	308,497	49,834	16
Professional fees	771,824	473,234	298,590	63
Directors’ remuneration	299,375	230,000	69,375	30
Stock based compensation	810,067	754,843	55,224	7
Trip and traveling	143,582	258,199	(114,617)	(44)
Maintenance and repair	132,388	21,449	110,939	517
Office supplies	298,982	171,615	127,367	74
Vehicles and utilities	193,725	120,128	73,597	61
Conference fee	67,701	101,465	(33,764)	(33)
Miscellaneous	1,111,648	785,100	326,548	42
TOTAL	$5,158,104	4,026,425	$1,131,679	28%

The major changes in our general and administrative expenses in the second quarter of 2010 as compared to the same period of 2009 were due to the following factors:

●
payroll expenses increased by $168,586, or 21% and Staff welfare and insurance expenses increased by $49,834, or 16% as compared to the second quarter of 2009. These reflect the Company’s increased efforts in encouraging and optimizing management team as a result of the changing market environment and China’s labor costs pressure;

●
professional fees increased by $298,590, or 63%, as compared to the second quarter of 2009. This was primarily due to the increase in accounting fees relating to the accrual of audit fees to our new independent auditor; and

●
maintenance and repair fees increased by $110,939, or 517%, as compared to the second quarter of 2009. We continued upgrading our existing equipment and technologies in the second quarter of 2010 as a result of more stringent GMP manufacturing standards as well as to improve production efficiency.

The increase was partially offset by the decrease of Trip and traveling expenses by $114,617, or 44%.

Depreciation and Amortization

Depreciation and amortization expenses remained stable in the second quarter of 2010 as compared to the same period of 2009.

Equity in Earnings (Loss) from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities remained stable as compared to the second quarter of 2009. For additional information, see “Item 1. Financial Statements—Note 10. Investments in and advances to unconsolidated entities”

Interest Expense, Net

Net interest expense was $1,371,246 for the second quarter of 2010, compared to net interest expense of $1,620,069 for the same period of 2009. The decrease in net interest expense for the three months ended June 30, 2010 was mainly due to the increased in interest expense capitalized as Construction in progress. For additional information, see “Item 1. Financial Statements—Note 7. Construction in progress”

Income Tax

Income tax expense for the second quarter of 2010 was $2,395,850, compared to $3,735,558 for the same period of 2009. The decrease in the income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for the second quarter of 2010 was 32% which is an increase of 9% from the prior year. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and change in valuation allowance. For additional information, see “Item 1. Financial Statements—Note 17. Taxes”

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$131,045,980	117,299,227	100%	100%
Cost of sales	62,968,907	47,255,261	48	40
GROSS PROFIT	68,077,073	70,043,966	52	60

Selling and marketing expenses	17,481,688	14,607,631	13	13
Advertising costs	15,965,717	13,347,293	12	11
Research and development costs	6,029,691	1,559,382	5	1
General and administrative expenses	9,924,590	8,417,126	8	7
Depreciation and amortization	3,219,947	3,256,142	2	3
Total operating expenses	52,621,633	41,187,574	40	35

INCOME FROM OPERATIONS	15,455,440	28,856,392	12	25
Equity in earnings (loss) from unconsolidated entities	(53,326)	264,536	0	0
Interest expense, net	2,937,031	3,199,338	2	3
Other expenses, net	17,792	114,938	0	0
INCOME BEFORE INCOME TAX	12,447,291	25,806,652	10	22
Income tax	4,211,780	6,205,322	3	5
NET INCOME	8,235,511	19,601,330	7	17
Net loss attributable to non-controlling interest	11,876	119,517	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$8,247,387	19,720,847	7	17
EARNINGS PER COMMON SHARE
Basic	$0.11	0.27
Diluted	$0.11	0.26

Revenues

Revenues for the six months ended June 30, 2010 were $131,045,980, an increase of $13,746,753 compared to revenues in the same period of 2009. We classify our revenues in two segments: Manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and Distribution revenue. Revenues by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$104,641,586	93,118,274	11,523,312	12%
Revenue from nutraceutical products	19,599,791	18,435,483	1,164,308	6%
Total manufacturing revenue	124,241,377	111,553,757	12,687,620	11%
Distribution revenue	6,804,603	5,745,470	1,059,133	18%
Total revenues	$131,045,980	117,299,227	13,746,753	12%

Revenue in connection with our pharmaceutical products increased by $11,523,312 or 12%, as compared to the same period of 2009 primarily due to the following factors:

●
the sales of our prescription pharmaceutical products increased from $41,367,074, in the six months ended June 30, 2009 to $51,342,902 in the same period of 2010, or a 24% increase. This is primarily due to the double digit increase in sales of our prescription formulated Jinji capsule, SHL powder, YYQH capsule and the expansion of CCXA generic pharmaceutical products in the rural market. The overall increase in sales was supported by our continuous marketing efforts, increase in new products offering, as well as expanding coverage in the rural market;

●	the sales of our OTC pharmaceutical products increased from $51,751,200 to $53,298,684, or a 3% increase; and

Revenue in connection with our nutraceutical products increased from $18,435,483 in the six months ended June 30, 2009 to $19,599,791 in the same period of 2010, representing an increase of 6%. This increase was mainly attributed to the increased sales of soybean milk as the market expanded.

The distribution revenue from Nuo Hua's majority owned subsidiary increased from $5,745,470 in the six months ended June 30, 2009 to $6,804,603 in the same period of 2010, representing an increase of 18%.  This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $62,968,907 in the six months ended June 30, 2010, compared to $47,255,261 in the same period of 2009. Cost of sales in the same period of 2010 and 2009 by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Pharmaceutical products	$46,577,842	34,294,274	$12,283,568	36%
Nutraceutical products	9,789,717	7,424,764	2,364,953	32%
Total manufacturing cost	56,367,559	41,719,038	14,648,521	35%
Distribution cost	6,601,348	5,536,223	1,065,125	19%
Total cost	$62,968,907	47,255,261	$15,713,646	33%

The cost of sales of pharmaceutical and nutraceutical products increased by 36% and 32%, respectively, in the six months ended June 30, 2010 compared to the same period of 2009. These increases were mainly attributed to our increase in sales and the increase in production cost. The increase in distribution costs were in line with the distribution revenue.

Gross profit decreased by $1,966,893, or 3% for the six months ended June 30, 2010 over the same period of 2009. Gross profit as a percentage of revenues decreased from 60% in the first half year of 2009 to 52% in the same period of 2010 due to a greater proportion of generic product sales in rural market. Further, the increased purchase prices of certain raw materials increased the cost of sales also contributed to lower gross profit.

Selling and Marketing Expenses

Selling and marketing expenses, including distribution expenses, increased from $14,607,631 in the six months ended June 30, 2009 to $17,481,688 in 2010, representing a 20% increase. The details of our sales and marketing expenses were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Promotional materials and fees	$9,191,371	8,253,282	$938,089	11%
Payroll	3,738,485	2,724,892	1,013,593	37
Shipping	2,441,563	1,854,302	587,261	32
Trips and traveling	1,519,197	1,266,864	252,333	20
Office supplies	240,441	310,323	(69,882)	(23)
Miscellaneous	350,631	197,968	152,663	77
TOTAL	$17,481,688	14,607,631	$2,874,057	20%

The increase in selling and marketing expenses in the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the following factors:

●
promotional materials and fees increased $938,089, or 11% in the six months ended June 30, 2010 as compared to the same period of 2009. This was primarily due to the increase in our promotion activities and initiatives to support our continuous growth of our revenue. In particular, the Company held more external sales conference to promote existing and new prescription products such as SHL products. The increase in the promotional materials and fees is in line with the sales increase for those comparative periods;

●
payroll expense increased $1,013,593, or 37% in the six months ended June 30, 2010 as compared to the same period of 2009. This was primarily due to the increase of the average salaries and bonuses for our sales people as a result of our business expanding in the rural market as well as the increase in sales volume; and

●
shipping expense increased $587,261, or 32% in the six months ended June 30, 2010 as compared to the same period of 2009. This was primarily due to the increase in sales volume and the increase in logistics costs.

Advertising Costs

Advertising costs increased by $2,618,424, from $13,347,293 in the six months ended June 30, 2009 to $15,965,717 in the same period of 2010. Advertising costs as a percentage of revenue increased from 11% in the six months ended June 30 2009 to 12% in the same period of 2010.

We increased advertising costs to create a unified mega brand for AOBO so that  we can leverage on the establishment of all our individual brands to boost chances of winning in the government sponsored competitive tendering processes for China's essential drug list products as well as those on the national insurance catalogs.

We also increased advertising costs in connection with promoting our new launched products in 2009 and six months ended June 30, 2010. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients and doctors.

Research and Development Costs

Research and development costs increased by $4,470,309, or 287%, from $1,559,382 in the six months ended June 30 2009 to $6,029,691 in the same period of 2010. Expressed as a percentage of revenue, research and development costs were 5% for the six months ended June 30 2010, compared to 1% for the same period of 2009.

The increase in research and development costs reflected our continuing effort in research and development activities. Our research and development activities consist of near term, middle term and long term stages which contribute to both our current and future business strategies. Our key research and development programs during this period include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji series products and some acquired projects from GHK. The majority of our research and development expenditures are on pharmaceutical products.

General and Administrative Expenses

General and administrative expenses increased by $1,507,464, or 18%, from $8,417,126 in the six months ended June 30 2009 to $9,924,590 in the same period of 2010. General and administrative expenses expressed as a percentage of revenues increased from 7% to8%. The details of our general and administrative expenses were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Payroll	$1,747,984	1,369,977	$378,007	28%
Staff welfare and insurance	767,578	615,978	151,600	25
Professional fees	1,550,953	1,560,110	(9,157)	(1)
Directors’ remuneration	489,375	465,230	24,145	5
Stock based compensation	1,505,504	1,365,700	139,804	10
Trip and traveling	349,249	486,025	(136,776)	(28)
Maintenance and repair	303,306	41,894	261,412	624
Office supplies	482,041	327,152	154,889	47
Vehicles and utilities	509,881	267,625	242,256	91
Conference fee	123,905	189,084	(65,179)	(34)
Miscellaneous	2,094,814	1,728,351	366,463	21
TOTAL	$9,924,590	8,417,126	$1,507,464	18%

The major changes in our general and administrative expenses in the six months ended June 30, 2010 as compared to the same period of 2009 were due to the following factors:

●
payroll expenses increased by $378,007, or 28% and Staff welfare and insurance expenses increased by $151,600, or 25% as compared to the six months ended June 30 2009. These reflect the Company’s increased efforts in encouraging and optimizing management team as a result of the changing market environment and China’s labor costs pressure; and

●
maintenance and repair fees increased by $261,412, or 624%, as compared to the six months ended June 30 2009. We continued upgrading our existing equipments and technologies in the six months ended June 30 2010, as a result of more stringent GMP manufacturing standards as well as to improve production efficiency.

The increase was partially offset by the decrease of Trip and traveling expenses by $136,776, or 28%.

Depreciation and Amortization

Depreciation and amortization expenses remained stable in the six months ended June 30, 2010 as compared to the same period of 2009.

Equity in Earnings (Loss) from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities decreased from earnings of $264,536 in the six months ended June 30, 2009 to loss of $53,326 for the same period of 2010. For additional information, see “Item 1. Financial Statements—Note 10. Investments in and advances to unconsolidated entities”

Interest Expense, Net

Net interest expense was $2,937,031 for the six months ended June 30 2010, compared to net interest expense of $3,199,338 for the same period of 2009. The decrease in net interest expense for the six months ended June 30, 2010 was mainly due to the increase in interest expense capitalized as Construction in progress. For additional information, see “Item 1. Financial Statements—Note 7. Construction in progress”

Income Tax

Income tax expense for the six months ended June 30 2010 was $4,211,780, compared to $6,205,322 for the same period of 2009. The decrease in income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for the six months ended June 30 2010 was 34% which is an increase of 10% from the prior year. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and change in valuation allowance. For additional information, see “Item 1. Financial Statements—Note 17. Taxes”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at June 30, 2010 was $96,433,832, representing an increase of $5,307,346, or 6%, compared with our cash position of $91,126,486 at December 31, 2009. The increase was mainly attributable to the increase of operating activities of $7,739,895 and partially offset by the investing and financing activities of $1,410,240 and $1,599,192 for the six months ended June 30, 2010, respectively.

We currently generate our cash flow through operations. We expect the existing cash on hand and cash flow generated from operations will be sufficient to sustain working capital, capital expenditures, and milestone payments for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Working Capital

We maintain a significant level of working capital. Our working capital increased by $16,056,400 to $146,999,666 at June 30, 2010, as compared to $130,943,266 at December 31, 2009, primarily due to an increase in cash and cash equivalents by $5,307,346, an increase in net inventories by $9,000,867, and an increase in net accounts and notes receivable by $9,263,205.

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, are summarized as follows:

	SIX MONTHS ENDED JUNE 30
	2010	2009
Cash provided by (used in):
Operating activities	7,739,895	26,451,742
Investing activities	(1,410,240)	4,420,524
Financing activities	(1,599,192)	(1,028,263)

Operating Activities

Cash flows from operations during the six months ended June 30, 2010 amounted to $7,739,895, representing a decrease of  $18,711,847, or 71% compared with cash flows from operations of $26,451,742 in the same period of 2009. The decrease in net cash provided by operating activities was primarily attributable to the decrease in net income of $11,365,819 and changes in operating assets and liabilities aggregated to a net cash outflow of $9,025,102 and a decrease by $7,366,561 from a net cash outflow of $1,658,541 during the same period of 2009. As reflected in our cash flows, the changes included:

●	Cash outflow from accounts and notes receivable amounted to $9,346,105 primarily affected by the increase of our sales revenue during the six month ended June 30, 2010;

●	Cash outflows from inventories amounted to $8,997,546 mainly due to the increased purchases of raw materials and finished goods for planned inventory build-up for the coming peak sales season;

●
Cash inflow from advances to suppliers and prepaid expenses amounted to $7,995,584 primarily attributed to the decrease in advances payments in purchasing certain raw materials at the year end of 2009. These advance payments were for a potential increase of raw materials’ future purchase prices and most of them were settled with inventories by our suppliers during the second quarter ended June 30, 2010;

●	Cash inflows from accounts payable amounted to $3,849,965 primarily attributed to the increased purchases of raw materials for planned inventory build-up; and

●
Cash outflows from other payables and accrued expenses amounted to $5,831,985 primarily attributed to the decreased VAT payable balance for the slack sales season of first half year of 2010 and the payment of sales commissions accrued at December 31, 2009.

Investing Activities

Our net cash used in investing activities amounted to $1,410,240 during the six months ended June 30, 2010, compared to net cash provided by investing activities of $4,420,524 in the same period of 2009. The Changes in net cash used in investing activities were primarily attributable to the return of a refundable deposit of $6,396,996 in the same period of 2009 for due diligence.

Financing Activities

Our cash flows used in financing activities amounted to $1,599,192 during the six months ended June 30, 2010, compared to cash outflow of $1,028,263 in the same period of 2009. The increase in net cash used in financing activities was mainly attributable to the increase of net repayment of bank loans.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of June 30, 2010.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of June 30, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	1,770,359	1,770,359	-	-	-
Capital expenditure commitments	20,027,226	11,411,652	8,615,574	-	-
Advertising commitments	17,961,196	17,961,196	-	-	-
R&D commitments	5,052,206	4,170,968	881,238	-	-
Long-term loan	771,227	60,629	125,895	132,345	452,358
Convertible Notes	143,989,583	5,750,000	11,500,000	11,500,000	115,239,583
Total	189,571,797	41,124,804	21,122,707	11,632,345	115,691,941

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

ISSUANCE OF COMMON STOCK

The following summarizes the issuance of our equity securities during the three month ended June 30, 2010:

During the three months ended June 30, 2010, the Company issued 80,375 shares of restricted common stock to five of its independent directors. The shares issued were part of the total compensation for their services rendered in 2009.

During the three months ended June 30, 2010, the Company issued 103,328 shares of restricted common stock to employees based on a graded vesting schedule of 20% per fully completed year (based on each subsequent one-year anniversary of the date of grant).

During the three months ended June 30, 2010, the Company issued 74,996 shares of common stock to consultants for advisory services rendered and to be rendered in 2010.

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

We recognized a foreign currency translation adjustment of $1,936,503 and $513,282 for the six months ended June 30, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.8086 RMB to $1.00 USD as compared to 6.8372 RMB at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2010 and 2009 were 6.8229 RMB and 6.8495 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2009. For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, the Company issued 80,375 shares of restricted common stock to five of its independent directors. The shares issued were part of the total compensation for their services rendered in 2009.

During the three months ended June 30, 2010, the Company issued 103,328 shares of restricted common stock to employees based on a graded vesting schedule of 20% per fully completed year (based on each subsequent one-year anniversary of the date of grant).

During the three months ended June 30, 2010, the Company issued 74,996 shares of common stock to consultants for advisory services rendered and to be rendered in 2010.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 9, 2010

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: August 9, 2010

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