Form 10-Q
period 2010-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2010-11-09
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NO: 001-32569

AMERICAN ORIENTAL BIOENGINEERING, INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Liangshuihe First Ave, Beijing E-Town Ecoknomic and Technology Development Area, E-Town,
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of November 2, 2010
Common Stock, $0.001 par value	78,590,138

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

ASSETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$92,456,775	$91,126,486
Restricted cash	459,617	3,298,379
Accounts and notes receivable, net	80,126,191	57,504,454
Inventories, net	18,027,877	10,015,711
Advances to suppliers and prepaid expenses	8,209,243	13,901,180
Deferred tax assets	799,048	824,451
Other current assets	1,141,107	1,246,647
Total Current Assets	201,219,858	177,917,308

LONG-TERM ASSETS
Property, plant and equipment, net	106,586,480	95,468,265
Land use rights, net	154,271,528	153,604,196
Other long term assets	8,069,583	7,909,086
Construction in progress	24,177,850	28,975,386
Other intangible assets, net	15,578,956	18,695,554
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	58,326,603	57,325,887
Deferred tax assets	150,702	134,268
Unamortized financing cost	2,591,477	3,287,694
Total Long-Term Assets	402,917,300	398,564,457
TOTAL ASSETS	$604,137,158	$576,481,765

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
  (UNAUDITED)

LIABILITIES AND EQUITY

	SEPTEMBER 30, 2010	DECEMBER 31, 2009

CURRENT LIABILITIES
Accounts payable	$12,580,972	$7,497,143
Notes payable	459,617	3,392,575
Other payables and accrued expenses	20,899,302	22,320,757
Taxes payable	1,557,206	947,338
Short-term bank loans	6,867,619	10,384,368
Current portion of long-term bank loans	61,221	60,108
Other liabilities	4,656,604	2,199,280
Deferred tax liabilities	164,683	172,473
Total Current Liabilities	47,247,224	46,974,042

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	697,613	743,957
Deferred tax liabilities	15,762,175	15,961,465
Unrecognized tax benefits	4,459,427	2,746,561
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	135,919,215	134,451,983
TOTAL LIABILITIES	183,166,439	181,426,025

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,590,138 and 78,321,439 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	78,590	78,321
Common stock to be issued	266,000	388,000
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	202,582,088	199,829,921
Retained earnings (the restricted portion of retained earnings is $23,757,901 at both September 30, 2010 and December 31, 2009)	204,751,964	191,173,754
Accumulated other comprehensive income	42,776,112	33,050,224
Total Shareholders’ Equity	420,457,138	394,522,604
Non-controlling Interest	513,581	533,136
TOTAL EQUITY	420,970,719	395,055,740
TOTAL LIABILITIES AND EQUITY	$604,137,158	$576,481,765

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Revenues	$91,533,044	$78,818,666	$222,579,024	$196,117,893
Cost of sales	44,250,846	34,687,505	107,219,753	81,942,766
GROSS PROFIT	47,282,198	44,131,161	115,359,271	114,175,127

Selling and marketing expenses	13,931,448	12,245,746	31,413,136	26,853,377
Advertising costs	10,983,946	9,013,087	26,949,663	22,360,380
Research and development costs	4,724,703	945,141	10,754,394	2,504,523
General and administrative expenses	6,989,074	5,730,570	16,913,664	14,147,696
Depreciation and amortization	1,682,058	1,191,422	4,902,005	4,447,564
Total operating expenses	38,311,229	29,125,966	90,932,862	70,313,540

INCOME FROM OPERATIONS	8,970,969	15,005,195	24,426,409	43,861,587

Equity in earnings (loss) from unconsolidated entities	242,183	(563,608)	188,857	(299,072)
Interest expense, net	(1,456,062)	(1,106,805)	(4,393,093)	(4,306,143)
Other expenses, net	(67,548)	(49,165)	(85,340)	(164,103)
INCOME BEFORE INCOME TAX	7,689,542	13,285,617	20,136,833	39,092,269
Income tax	2,366,398	3,257,771	6,578,178	9,463,093
NET INCOME	5,323,144	10,027,846	13,558,655	29,629,176
Net loss (income) attributable to non-controlling interest	7,679	(651)	19,555	118,866
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	5,330,823	10,027,195	13,578,210	29,748,042

OTHER COMPREHENSIVE INCOME	7,789,385	142,118	9,725,888	655,400

COMPREHENSIVE INCOME	$13,120,208	$10,169,313	$23,304,098	$30,403,442

EARNINGS PER COMMON SHARE
Basic	$0.07	$0.13	$0.18	$0.40
Diluted	$0.07	$0.13	$0.18	$0.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,934,428	74,636,155	74,765,028	74,592,447
Diluted	75,965,266	88,868,828	75,647,024	88,825,120

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,558,655	$29,629,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,595,579	9,228,771
Amortization of deferred issuance cost	696,216	696,216
Loss (gain) on disposal of property, plant and equipment	370	(2,283)
Stock-based consulting expenses	93,917	184,800
Provision for doubtful accounts and slow moving inventories	12,722	155,205
Deferred taxes	(508,000)	(1,001,284)
Amortization of stock-based compensation expense	1,983,421	1,780,028
Equity in loss(gain) from unconsolidated entities	(188,857)	299,072
Independent director stock compensation	266,000	291,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(22,638,890)	(679,670)
Inventories	(8,007,819)	(2,124,681)
Advances to suppliers and prepaid expenses	5,732,837	838,971
Other current assets	89,782	(433,412)
Increase (decrease) in:
Accounts payable	4,077,922	(2,205,758)
Other payables and accrued expenses	(2,206,738)	(769,293)
Taxes payable	609,868	688,112
Other liabilities	2,454,682	81,348
Unrecognized tax benefits	1,712,866	1,903,342
Net cash provided by operating activities	7,334,533	38,559,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(609,818)	(756,009)
Purchases of construction in progress	(4,747,741)	(742,477)
Purchase of land use right	-	(757,662)
Refundable deposit	-	6,397,106
Deposit for long-term assets	(29,022)	(361,602)
Advances to equity investments	(21,368)	(238,795)
Proceeds from disposal of property, plant and equipment	-	52,229
Net cash (used in) provided by investing activities	(5,407,949)	3,592,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	6,764,562	9,951,673
Repayment of bank loans	(10,612,644)	(8,270,163)
Net cash (used in) provided by financing activities	(3,848,082)	1,681,510
Effect of exchange rate changes on cash and cash equivalents	3,251,787	124,952
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,330,289	43,958,912
Cash and cash equivalents, beginning of period	91,126,486	68,060,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,456,775	$112,019,681

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

Investments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323 “Investments - Equity Method and Joint Ventures” in accounting for its equity investments. Under FASB ASC 323, the equity method is used for investments in entities in which the Company has the ability to exercise significant influence but does not own a majority equity interest or otherwise control. The cost method is used for investments over which the Company does not have the ability to exercise significant influence or control.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions, valuation of derivative financial instruments, and share-based compensation expenses. Changes in facts and circumstances may result in revised estimates. Actual results could differ from these estimates.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is US$, while that of the Company’ subsidiaries operating in the PRC is Renminbi (“RMB”), as determined based on the criteria of FASB ASC 830 “Foreign Currency Matters”.

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on September 30, 2010. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
AS OF SEPTEMBER 30, 2010
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
AS OF SEPTEMBER 30, 2010
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term loans approximate their fair values due to the fact that the interest rates on these loans are reset each year based on prevailing market interest rates. The convertible notes are initially recognized based on residual proceeds after allocation to financial liabilities, if any, at fair value upon issuance and subsequently carried at amortized cost using the effective interest rate method, with any accrued and unpaid interest included under other payables and accrued expenses.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

Other Intangible Assets

Other intangible assets include product licenses, trademarks, patents and proprietary technologies, which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Proprietary technologies are recorded as an intangible asset only if regulatory approval from the Chinese State Food and Drug Administration, or SFDA, has been obtained and for which the re-registration of the proprietary technologies with the SFDA by the Company in its name is determined to be reasonably assured or perfunctory. The amortization of such intangible assets will not commence until the technology has been re-registered with the SFDA and hence ready for its intended use.  The cost of the product licenses are amortized over their licensed period of 2 to 12 years; the cost of trademarks are amortized over their registered period of 2 to 10 years; the cost of patents are amortized over their protection period of 7 to 20 years and the cost of proprietary technologies is amortized over its protection period of 10 years. The weighted-average remaining amortization period of product licenses, trademarks, patents and proprietary technologies are 7.56 years, 6.40 years, 12.62 years and 9.42 years, respectively.

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
AS OF SEPTEMBER 30, 2010
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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares) during the period. Diluted earnings per share is computed by dividing net income attributable to controlling interest as adjusted for the effect of dilutive potential common shares, if any, by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The potential common stocks are stock options, common stock awards and convertible notes.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EPS Numerator:
Net income attributable to controlling interest	$5,330,823	$10,027,195	$13,578,210	$29,748,042
Interest expense on convertible securities, net of taxes	-	1,437,500	-	4,312,500
Amortization of financing costs, net of taxes	-	232,072	-	696,217
Less: capitalization of interest on convertible securities	-	(543,254)	-	(543,254)
Net income, as adjusted	$5,330,823	$11,153,513	$13,578,210	$34,213,505

EPS Denominator:
Weighted average common shares outstanding – Basic	74,934,428	74,636,155	74,765,028	74,592,447
Effect of dilutive instruments:	-	-	-	-
Convertible notes	-	14,232,673	-	14,232,673
Common stock awards to be issued	1,030,838	-	881,996	-
Weighted average common shares outstanding – Diluted	75,965,266	88,868,828	75,647,024	88,825,120

EPS - Basic	$0.07	$0.13	$0.18	$0.40
EPS - Diluted	$0.07	$0.13	$0.18	$0.39

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the three and nine months ended September 30, 2010 and 2009 and convertible notes for the three and nine months ended September 30, 2010, because the exercise of these options and conversion of the convertible notes would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of our common stock for each period and the conversion of the convertible notes under the if-converted method would have been anti-dilutive for each period.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4 – SEGMENT REPORTING

For the three and nine months ended September 30, 2010 and 2009 the Company’s segments were as follows:

	Three Months Ended September 30,
	2010	2009
Manufacturing Segment
Revenue from pharmaceutical products	$77,171,414	66,023,106
Revenue from nutraceutical products	10,294,564	9,241,744
Total manufacturing revenue	87,465,978	75,264,850
Total manufacturing costs	40,307,771	31,289,242
Interest expense, net	(130,364)	(2,020)
Depreciation, depletion and amortization expense	1,244,031	821,749
Other operating expenses	33,834,283	23,526,451
Income tax expense	2,366,398	3,257,289
Operating income of manufacturing segment	9,583,131	16,368,099

	Three Months Ended September 30,
	2010	2009
Distribution Segment
Distribution revenue	$4,067,066	$3,553,816
Distribution costs	3,943,075	3,398,263
Interest income, net	5,911	22,456
Depreciation, depletion and amortization expense	10,102	1,339
Equity in earnings from unconsolidated entities	773,038	644,897
Other operating expenses	211,908	186,354
Income tax expense	-	482
Operating income of distribution segment	680,930	634,731

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	10,264,061	17,002,830
Unallocated	(4,933,238)	(6,975,635)
Consolidated Net Income Attributable to Controlling Interest	$5,330,823	$10,027,195

	Nine Months Ended September 30,
	2010	2009
Manufacturing Segment
Revenue from pharmaceutical products	$181,813,000	159,141,380
Revenue from nutraceutical products	29,894,355	27,677,227
Total manufacturing revenue	211,707,355	186,818,607
Total manufacturing costs	96,675,330	73,008,280
Interest (expense) income, net	(293,948)	18,277
Depreciation, depletion and amortization expense	3,659,475	3,315,092
Other operating expenses	78,668,115	56,826,505
Income tax expense	6,201,804	9,551,143
Operating income of manufacturing segment	26,208,683	44,135,864

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Distribution Segment
Distribution revenue	$10,871,669	$9,299,286
Distribution costs	10,544,423	8,934,486
Interest income, net	37,573	129,875
Depreciation, depletion and amortization expense	29,027	18,242
Equity in earnings from unconsolidated entities	2,117,833	1,740,770
Other operating expenses	833,758	722,895
Income tax benefit	-	(88,050)
Operating income of distribution segment	1,619,867	1,582,358

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	27,828,550	45,718,222
Unallocated	(14,250,340)	(15,970,180)
Consolidated Net Income Attributable to Controlling Interest	$13,578,210	$29,748,042

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Raw materials	$7,052,118	$4,599,700
Work in progress	2,654,015	2,407,927
Finished goods	8,342,157	3,043,926
Total inventories	18,048,290	10,051,553
Less: provision against slow-moving inventories	(20,413)	(35,842)
Inventories, net	$18,027,877	$10,015,711

As of September 30, 2010 and December 31, 2009, raw materials included capitalized agricultural costs of $179,514 and nil, respectively.

NOTE 6 – LAND USE RIGHTS

Land use rights consist of the following:

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Cost of land use rights	$163,491,717	$160,165,545
Less: Accumulated amortization	(9,220,189)	(6,561,349)
Land use rights, net	$154,271,528	$153,604,196

As of September 30, 2010 and December 31, 2009, the net book value of land use rights pledged as collateral was $20,584,243 and $48,101,071, respectively. See Note 12.

Amortization expense for the quarter ended September 30, 2010 and 2009 was $833,974 and $844,710, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $2,483,327 and $2,415,575, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 7 – CONSTRUCTION IN PROGRESS

Construction in progress as of September 30, 2010 and December 31, 2009 was $24,177,850 and $28,975,386, respectively. Construction in progress represents the construction for production lines and buildings. The Company capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the three months ended September 30, 2010 and 2009 amounted to $1,884,477 and $1,240,529, respectively and total interest costs incurred for the nine months ended September 30, 2010 and 2009 amounted to $5,707,743 and $4,808,607, respectively.

Total interest costs capitalized as part of construction in progress for the three months ended September 30, 2010 and 2009 amounted to $338,534 and $543,254, respectively and for the nine months ended September 30, 2010 and 2009 amounted to $1,051,684 and $543,254, respectively. Capitalized interest included in construction in progress was $1,473,725 and $816,392 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
At cost:
Buildings	$103,448,449	$91,565,622
Machinery and equipment	22,747,895	21,016,658
Motor vehicles	1,575,872	1,535,238
Office equipment	2,457,306	2,157,528
Other equipment	1,721,145	610,945
	131,950,667	116,885,991
Less : Accumulated depreciation
Buildings	(8,510,246)	(6,600,971)
Machinery and equipment	(13,874,356)	(12,483,002)
Motor vehicles	(1,308,423)	(1,130,968)
Office equipment	(1,344,219)	(1,037,234)
Other equipment	(326,943)	(165,551)
	(25,364,187)	(21,417,726)
Property, plant and equipment, net	$106,586,480	$95,468,265

As of September 30, 2010 and December 31, 2009, the net book value of property, plant and equipment pledged as collateral for bank loans were $5,503,694 and $13,615,710, respectively. See Note 12.

Depreciation expense for the quarter ended September 30, 2010 and 2009 was $1,265,671 and $681,740, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $ 3,652,541 and $2,981,421, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
At cost:
Product licenses	$15,846,840	$15,524,443
Trademarks	10,804,731	10,584,914
Patents	4,907,955	4,808,103
Proprietary technology	288,228	282,364
Software	75,356	73,822
	31,923,110	31,273,646
Less: Accumulated amortization
Product licenses	$(8,416,472)	$(6,396,185)
Trademarks	(5,512,564)	(4,168,125)
Patents	(2,306,266)	(1,935,171)
Proprietary technology	(91,825)	(67,468)
Software	(17,027)	(11,143)
	(16,344,154)	(12,578,092)
Other intangible assets, net	$15,578,956	$18,695,554

Amortization expense for the quarter ended September 30, 2010 and 2009 was $1,011,184 and $1,256,768, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $3,448,668 and $3,831,775, respectively.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

Long-term investments and advances include our equity investment in Aoxing Pharmaceutical Company, Inc. (“AXN”), Nuo Hua Affiliate and Hezhou Jinji Color Printing Co Ltd. (“Jinji”). AXN is a PRC-based pharmaceutical company, listed on the NYSE AMEX, specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Nuo Hua Affiliate maintains a presence in pharmaceutical wholesale and retail distribution in the PRC. Jinji is a color printing company focusing on the printing of external packaging materials. Long-term investments are accounted for using the equity accounting method.

 The following table summarizes the changes in long-term investments and advances to as of and for the three months and nine months ended September 30, 2010:

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

For the three months ended September 30, 2010:

	AXN	Nuo Hua Affiliate	Jinji	Total
At June 30, 2010
Cost of investments:	$22,759,612	$32,999,023	$86,067	$55,844,702
Share of equity income (loss):	(3,310,270)	4,761,692	48,943	1,500,365
Advances:	(3,300)	-	99,281	95,981
Long-term investments and advances:	19,446,042	37,760,715	234,291	57,441,048

Add (subtract) during the three months ended September 30, 2010
Cost of investments:	-	-	-	-
Share of equity income (loss):	(527,763)	773,038	(3,093)	242,182
Advances:	3,300	-	8,542	11,842
Foreign currency translation gain	-	629,328	2,203	631,531

At September 30, 2010
Cost of investments:	22,759,612	32,999,023	86,067	55,844,702
Share of equity income (loss):	(3,838,033)	6,164,058	48,053	2,374,078
Advances:	-	-	107,823	107,823
Long-term investments and advances:	$18,921,579	$39,163,081	$241,943	$58,326,603

For the nine months ended September 30, 2010:

	AXN	Nuo Hua Affiliate	Jinji	Total
At December 31, 2009
Cost of investments:	$22,759,612	$32,999,023	$86,067	$55,844,702
Share of equity income (loss):	(1,909,244)	3,260,590	45,480	1,396,826
Advances:	3,300	-	81,059	84,359
Long-term investments and advances:	20,853,668	36,259,613	212,606	57,325,887

Add (subtract) during the nine months ended September 30, 2010
Cost of investments:	-	-	-	-
Share of equity income (loss):	(1,928,789)	2,117,833	(187)	188,857
Advances:	(3,300)	-	26,764	23,464
Foreign currency translation gain	-	785,635	2,760	788,395

At September 30, 2010
Cost of investments:	22,759,612	32,999,023	86,067	55,844,702
Share of equity income (loss):	(3,838,033)	6,164,058	48,053	2,374,078
Advances:	-	-	107,823	107,823
Long-term investments and advances:	$18,921,579	$39,163,081	$241,943	$58,326,603

The advances to AXN and Jinji were unsecured, non-interest bearing and repayable on demand.

As of September 30, 2010 and December 31, 2009, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:
	September 30, 2010	December 31, 2009
Investment in AXN based on quoted market price	$51,374,960	$33,578,405
Carrying amount of investment in AXN	$18,921,579	$20,850,368

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 11 – OTHER LONG-TERM ASSETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Payment for long-term supply contract	$7,624,550	$7,469,432
Deposits for long-term assets	445,033	439,654
Total other long-term assets	$8,069,583	$7,909,086

Payment of the long-term supply contract represents a payment for a long-term supply contract, entered into on October 17, 2009 with a third party to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), a major raw material of a subsidiary of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from certain plant which requires a three year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at fair value when delivered. The payment will be amortized to inventory upon delivery of the raw material. The Company assesses the impairment of the payment as of each balance date. As of September 30, 2010, no impairment was recognized.

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

NOTE 12 – DEBT

Short-term bank loans are obtained from local banks. All of the short-term bank loans are repayable within one year and are secured by property, plant and equipment and land use rights owned by the Company. See Notes 6 and 8.

Long-term loans include a mortgage loan that bears interest on daily balances at 2.50% per annum below HSBC Hong Kong Dollar (“HKD”) best lending rate and is repayable over 15 years. The principal amount of long-term loans is not payable until the end of the term.

Interest expense for all outstanding debt excluding the convertible notes was $110,706 and $114,211 for the three months ended September 30, 2010 and 2009, respectively. Interest expense for all outstanding debt excluding the convertible notes was $405,178 and $343,145 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 13 – CONVERTIBLE NOTES

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

The effective interest rate on the Notes for the three months and for the nine months ended September 30, 2010 and 2009 was 5.945%.

The amount of interest cost recognized for the three months ended September 30, 2010 and 2009 was $1,437,500 and for the nine months ended September 30, 2010 and 2009 was $4,312,500.

NOTE 14 – PREPAID FORWARD SHARES REPURCHASE TRANSACTION

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)
NOTE 15 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of Series A preferred stock (“Series A”) issued and outstanding. Pursuant to the terms of the Series A, the holder holds aggregate voting power equal to 25% of the combined voting power of common stock and preferred stock. The percentage of voting power represented by the Series A cannot be diluted by the issuance of additional shares of common stock. The Series A has a liquidation preference equal to its initial issue price that will be paid to the holders of the Series A upon liquidation, dissolution or winding up and prior to any distributions being made to holders of common stock. The series A does not participate in profits and dividends with common stock.

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

Stock Options and Common Stock Awards issued to Employees

Stock options and common stock awards granted to employees vest over a five year service period using a graded vesting schedule of 20% per fully completed year (based on each subsequent one-year anniversary of the date of grant). Compensation expense for all stock options and common stock awards granted is recognized over the grantee’s respective requisite service period.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

The Company recorded $474,638 and $534,536 compensation cost for the three months ended September 30, 2010 and 2009, respectively and $1,423,914 and $1,544,036 for the nine months ended September 30, 2010 and 2009, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in general and administrative expenses.

The expected forfeiture rate of the stock options granted as of September 30, 2010 is 0%.

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

The expected forfeiture rate of the common stock awards granted as of September 30, 2010 is 0%.

The Company recorded general and administrative expenses of $227,954 and $117,999 in connection with such awards for the three months ended September 30, 2010 and 2009, respectively and $559,507 and $235,998 for the nine months ended September 30, 2010 and 2009, respectively.

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

As a result, $23,757,901 has been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company’s PRC subsidiaries as of September 30, 2010 and December 31, 2009.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The capital commitments and purchase commitments were $6,339,870 and $34,914 within one year and $8,757,707 and nil after one year but within five years, respectively. In addition, the Company had advertisement contract commitments of $13,354,089 for the next 12 months and R&D commitments of $4,711,941 for the next 24 months as of September 30, 2010.

Effective from January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of September 30, 2010, the Company has recorded an unrecognized tax benefit of $4,459,427.

As of September 30, 2010, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of September 30, 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 17 – TAXES

The Company's effective tax rates are 31% and 25% for the three months ended September 30,2010 and 2009, respectively and are 33% and 24% for the nine months ended September 30, 2010 and 2009, respectively. The increase in effective tax rate is mainly due to a decrease in profits before tax relative to foreign rate differences, deferred tax expense and change in valuation allowance.  The Company has total income tax expense of $2,366,398 for the three months ended September 30, 2010 and $6,578,178 for the nine months ended September 30, 2010.   The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rate is 15%. A full valuation allowance is recorded for deferred tax assets of those entities within the Company that continue to be in a cumulative loss position. The Company recorded a current tax expense of $2,767,797 for the three months ended September 30, 2010 of which $382,284 is related to an increase in unrecognized tax benefits and $7,086,178 for the nine months ended September 30, 2010 of which $1,137,987 is related to an increase in unrecognized tax benefits. The Company recorded cumulative interests of $293,518 and a penalty of $440,000 as of September 30, 2010.

NOTE 18 – EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,392,671 and $242,193 for the three months ended September 30, 2010 and 2009, respectively and $2,023,756 and $705,427 for the nine months ended September 30, 2010 and 2009, respectively and are included in general and administrative expenses.

NOTE 19 – SUBSEQUENT EVENTS

None.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission (“SEC”).

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenues	$91,533,044	78,818,666	100%	100%
Cost of sales	44,250,846	34,687,505	48	44
GROSS PROFIT	47,282,198	44,131,161	52	56

Selling and marketing expenses	13,931,448	12,245,746	15	16
Advertising costs	10,983,946	9,013,087	12	11
Research and development costs	4,724,703	945,141	5	1
General and administrative expenses	6,989,074	5,730,570	8	7
Depreciation and amortization	1,682,058	1,191,422	2	2
Total operating expenses	38,311,229	29,125,966	42	37

INCOME FROM OPERATIONS	8,970,969	15,005,195	10	19
Equity in earnings (loss) from unconsolidated entities	242,183	(563,608)	0	1
Interest expense, net	(1,456,062)	(1,106,805)	2	1
Other expenses, net	(67,548)	(49,165)	0	0
INCOME BEFORE INCOME TAX	7,689,542	13,285,617	8	17
Income tax	2,366,398	3,257,771	3	4
NET INCOME	5,323,144	10,027,846	5	13
Net loss (income) attributable to non-controlling interest	7,679	(651)	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$5,330,823	10,027,195	5%	13%
EARNINGS PER COMMON SHARE
Basic	$0.07	0.13
Diluted	$0.07	0.13

Revenues

Revenues for the third quarter of 2010 were $91,533,044, an increase of $12,714,378, or 16% compared to revenues in the same period of 2009. The overall increase in sales was supported by our continuous marketing efforts, an increase in new product offerings, as well as expanding coverage in the rural market.

We classify our revenues in two segments: manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and distribution revenue. Revenues by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$77,171,414	66,023,106	11,148,308	17%
Revenue from nutraceutical products	10,294,564	9,241,744	1,052,820	11
Total manufacturing revenue	87,465,978	75,264,850	12,201,128	16
Distribution revenue	4,067,066	3,553,816	513,250	14
Total revenues	$91,533,044	78,818,666	12,714,378	16%

Revenue in connection with our pharmaceutical products increased by $11,148,308, or 17%, as compared to the same period of 2009 primarily due to the following factors:

●
Sales from our prescription pharmaceutical products increased from $29,825,894 in the third quarter of 2009 to $37,324,901 in the same period of 2010, or a 25% increase. The increase was primarily due to the double digit increase in sales from our prescription formulated Jinji capsule, SHL powder, YYQH capsule and the expansion of CCXA generic pharmaceutical products in the rural market.

●
Sales from our OTC pharmaceutical products increased from $36,197,212 in the third quarter of 2009 to $39,846,513 in the same period of 2010, or a 10% increase. This was mainly due to the increased sales volume of CCXA and GLP generic drugs, and the sales through the expansion distribution channel of HQPL.

Revenue in connection with our nutraceutical products increased by $1,052,820, or 11%, to $10,294,564. This increase was mainly attributed to the increased sales of soybean milk as the market expanded.

The distribution revenue from Nuo Hua's majority owned subsidiary increased from $3,553,816 in the third quarter of 2009 to $4,067,066 in the same period of 2010, representing an increase of 14%.  This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $44,250,846 in the third quarter of 2010, compared to $34,687,505 in the same period of 2009. Cost of sales in the third quarter of 2010 and 2009 by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Pharmaceutical products	$35,068,249	26,901,622	$8,166,627	30%
Nutraceutical products	5,239,522	4,387,620	851,902	19
Total manufacturing cost	40,307,771	31,289,242	9,018,529	29
Distribution cost	3,943,075	3,398,263	544,812	16
Total cost	$44,250,846	34,687,505	$9,563,341	28%

The cost of sales of pharmaceutical and nutraceutical products increased by 30% and 19%, respectively, in the third quarter of 2010 compared to the same period of 2009. These increases were mainly attributed to our increase in sales and the increase in production costs. The increase in distribution costs were in line with our distribution revenue.

Gross profit increased by $3,151,037, or 7%, for the third quarter of 2010 compared to the same period of 2009. Gross profit as a percentage of revenues decreased from 56% in the third quarter of 2009 to 52% in the same quarter of 2010 due to a greater proportion of generic product sales in the rural market. Further, the increased purchase prices of certain raw materials increased the cost of sales, which also contributed to lower gross margin.

Selling and Marketing Expenses

Selling and marketing expenses, including distribution expenses, increased from $12,245,746 in the third quarter of 2009 to $13,931,448 in the third quarter of 2010, representing a 14% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Promotional materials and fees	$8,473,031	8,899,928	$(426,897)	(5)%
Payroll	2,414,107	1,341,682	1,072,425	80
Staff welfare and insurance	390,345	6,359	383,986	6038
Shipping	1,604,280	1,273,117	331,163	26
Trips and traveling	820,450	523,683	296,767	57
Office supplies	159,942	156,117	3,825	2
Miscellaneous	69,293	44,860	24,433	54
TOTAL	$13,931,448	12,245,746	$1,685,702	14%

The increase in selling and marketing expenses in the third quarter of 2010 compared to the same period in 2009 was primarily due to the following factors:

●
Payroll expenses and staff welfare and insurance expenses increased significantly in the third quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase of the average salaries and bonuses for our sales people as a result of our business expanding in the rural market as well as the increase in sales volume. In addition, the increased market need for salespeople and China’s increased labor costs also contributed to the increase of payroll expenses and staff welfare and insurance expenses;

●
Shipping expenses increased $331,163, or 26% in the third quarter of 2010, as compared to the same period of 2009. This was primarily due to the increase in sales volume and the increase in logistics costs;

●
Trips and traveling expenses increased $296,767, or 57% in the third quarter of 2010 as compared to the same period of 2009. This was primarily due to the increase in promotional activities of a sales people; and

●
The increase was partially offset by a decrease of promotional materials and fees by $426,897, or 5% in the third quarter of 2010 as compared to the same period of 2009. This was primarily due to the change of our promotional activity for promoting our products. The Company reduced its promotional activities during this quarter but increased the coverage and frequency of TV and outdoor advertising to support the continuous growth of our revenue.

Advertising Costs

Advertising costs increased by $1,970,859, from $9,013,087 in the third quarter of 2009 to $10,983,946 in the same period of 2010.  Advertising costs as a percentage of revenue increased from 11% in the third quarter of 2009 to 12% in the same period of 2010.

Our advertising strategy is to create a unified mega brand for AOB so that  we can leverage on the establishment of all our individual brands to boost chances of winning in the government sponsored competitive tendering processes for China's essential drug list products as well as those in the national insurance catalogs.

Besides increasing the coverage and frequency of TV and outdoor advertising to support the continuous growth of our sales revenue, we also increased advertising costs in connection with promoting our new launched products in 2009 and 2010. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients and doctors.

Research and Development Costs

Research and development costs increased by $3,779,562, or 400%, from $945,141 in the third quarter of 2009 to $4,724,703 in the same period of 2010. Expressed as a percentage of revenue, research and development costs were 5% for the third quarter of 2010, compared to 1% for the same period of 2009.

The increase in research and development costs reflected our continuing effort in research and development activities. Our research and development activities consist of near term, middle term and long term stages which contribute to both our current and future business strategies. Our key research and development programs during this period include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji series products and some acquired projects from GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd., or GHK. We believe we have proven research and development capabilities and a robust pipeline with promising market potential. With stringent quality assurance programs in place at our manufacturing facilities, we believe we are on track with our capacity expansion initiatives in advance of the commercialization of our pipeline products.

General and Administrative Expenses

General and administrative expenses increased by $1,258,504, or 22%, from $5,730,570 in the third quarter of 2009 to $6,989,074 in the same period of 2010. General and administrative expenses expressed as a percentage of revenues were 8% for the third quarter of 2010, compared to 7% for the same period of 2009. The details of our general and administrative expenses are as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Payroll	$1,293,484	758,636	$534,848	71%
Staff welfare and insurance	772,497	388,242	384,255	99
Professional fees	1,124,727	1,054,006	70,721	7
Directors’ remuneration	153,124	230,000	(76,876)	(33)
Stock based compensation	806,417	769,735	36,682	5
Trip and traveling	177,290	242,616	(65,326)	(27)
Maintenance and repair	71,105	756,373	(685,268)	(91)
Office supplies	215,762	175,758	40,004	23
Vehicles and utilities	313,059	152,716	160,343	105
Conference fee	140,685	72,343	68,342	94
Miscellaneous	1,920,924	1,130,145	790,779	70
TOTAL	$6,989,074	5,730,570	$1,258,504	22%

The major changes in our general and administrative expenses in the third quarter of 2010 as compared to the same period of 2009 were due to the following factors:

●
Payroll expenses and staff welfare and insurance expenses increased significantly in the third quarter of 2010 as compared to the third quarter of 2009. This was primarily due to the increase of the average salaries and bonuses for our general management as a result of an increase in China’s labor costs and our expanding business coverage.

●
The increase was partially offset by a decrease of maintenance and repair fees by $685,268, or 91%, as compared to the third quarter of 2009. We incurred costs for upgrading our equipment and technologies in the third quarter of 2009 to comply with more stringent good manufacturing standards, or GMP standards, as well as to improve production efficiency. Since we finished such upgrading work in the first half year of 2010, the maintenance and repair fees decreased.

Depreciation and Amortization

Depreciation and amortization expenses increased $490,636, or 41% in the third quarter of 2010 as compared to the same period of 2009. This was mainly due to the increase of the property, plant and equipment and land use rights.

Equity in Earnings (Loss) from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities increased from a loss of $563,608 in the nine months ended September 30, 2009 to a gain of $242,183 for the same period of 2010. For additional information, see “Item 1. Financial Statements—Note 10. Investments in and advances to unconsolidated entities.”

Interest Expense, Net

Net interest expense was $1,456,062 for the third quarter of 2010, compared to net interest expense of $1,106,805 for the same period of 2009. The increase in net interest expense for the three months ended September 30, 2010 was mainly due to the decrease in interest expense capitalized as Construction in progress. For additional information, see “Item 1. Financial Statements—Note 7. Construction in progress.”

Income Tax

Income tax expense for the third quarter of 2010 was $2,366,398, compared to $3,257,771 for the same period of 2009. The decrease in the income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for the third quarter of 2010 was 31% which is an increase of 6% from the prior year. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and a change in valuation allowance. For additional information, see “Item 1. Financial Statements—Note 17. Taxes.”

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$222,579,024	196,117,893	100%	100%
Cost of sales	107,219,753	81,942,766	48	42
GROSS PROFIT	115,359,271	114,175,127	52	58

Selling and marketing expenses	31,413,136	26,853,377	14	14
Advertising costs	26,949,663	22,360,380	12	11
Research and development costs	10,754,394	2,504,523	5	1
General and administrative expenses	16,913,664	14,147,696	8	7
Depreciation and amortization	4,902,005	4,447,564	2	2
Total operating expenses	90,932,862	70,313,540	41	35

INCOME FROM OPERATIONS	24,426,409	43,861,587	11	23
Equity in earnings (loss) from unconsolidated entities	188,857	(299,072)	0	0
Interest expense, net	(4,393,093)	(4,306,143)	2	2
Other expenses, net	(85,340)	(164,103)	0	0
INCOME BEFORE INCOME TAX	20,136,833	39,092,269	9	21
Income tax	6,578,178	9,463,093	3	5
NET INCOME	13,558,655	29,629,176	6	16
Net loss attributable to non-controlling interest	19,555	118,866	0	0
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$13,578,210	29,748,042	6	16
EARNINGS PER COMMON SHARE
Basic	$0.18	0.40
Diluted	$0.18	0.39

Revenues

Revenues for the nine months ended September 30, 2010 were $222,579,024, an increase of $26,461,131 compared to revenues in the same period of 2009. The overall increase in sales was supported by our continuous marketing efforts, an increase in new product offerings, as well as expanding coverage in the rural market.

We classify our revenues in two segments: manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and distribution revenue. Revenues by segments and product categories were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$181,813,000	159,141,380	22,671,620	14%
Revenue from nutraceutical products	29,894,355	27,677,227	2,217,128	8%
Total manufacturing revenue	211,707,355	186,818,607	24,888,748	13%
Distribution revenue	10,871,669	9,299,286	1,572,383	17%
Total revenues	$222,579,024	196,117,893	26,461,131	13%

Revenue in connection with our pharmaceutical products increased by $22,671,620 or 14%, as compared to the same period of 2009 primarily due to the following factors:

●
Sales from our prescription pharmaceutical products increased from $71,192,969, in the nine months ended September 30, 2009 to $88,667,804 in the same period of 2010, or a 25% increase. This is primarily due to the double digit increase in sales of our prescription formulated Jinji capsule, SHL powder, YYQH capsule and the expansion of CCXA generic pharmaceutical products in the rural market.

●
Sales from our OTC pharmaceutical products increased from $87,948,411 to $93,145,196, or a 6% increase. This was mainly due to the increased sales volume of CCXA generic drugs, and the sales through the expansion distribution channel of HQPL.

Revenue in connection with our nutraceutical products increased from $27,677,227 in the nine months ended September 30, 2009 to $29,894,355 in the same period of 2010, representing an increase of 8%. This increase was mainly attributed to the increased sales of soybean milk as the market expanded.

The distribution revenue from Nuo Hua's majority owned subsidiary increased from $9,299,286 in the nine months ended September 30, 2009 to $10,871,669 in the same period of 2010, representing an increase of 17%.  This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $107,219,753 in the nine months ended September 30, 2010, compared to $81,942,766 in the same period of 2009. Cost of sales in the same period of 2010 and 2009 by segments and product categories were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Pharmaceutical products	$81,646,090	61,195,896	$20,450,194	33%
Nutraceutical products	15,029,240	11,812,384	3,216,856	27%
Total manufacturing cost	96,675,330	73,008,280	23,667,050	32%
Distribution cost	10,544,423	8,934,486	1,609,937	18%
Total cost	$107,219,753	81,942,766	$25,276,987	31%

The cost of sales of pharmaceutical and nutraceutical products increased by 33% and 27%, respectively, in the nine months ended September 30, 2010 compared to the same period of 2009. These increases were mainly attributed to our increase in sales and the increase in production costs. The increase in distribution costs were in line with the distribution revenue.

Gross profit increased by $1,184,144, or 1% for the nine months ended September 30, 2010 over the same period of 2009. Gross profit as a percentage of revenues decreased from 58% in the first nine months of 2009 to 52% in the same period of 2010 due to a greater proportion of generic product sales in the rural market. Further, the increased purchase prices of certain raw materials increased the cost of which also contributed to lower gross margin.

Selling and Marketing Expenses

Selling and marketing expenses, including distribution expenses, increased from $26,853,377 in the nine months ended September 30, 2009 to $31,413,136 in the same period of 2010, representing a 17% increase. The details of our sales and marketing expenses were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Promotional materials and fees	$17,884,830	17,153,211	$731,619	4%
Payroll	6,152,591	4,066,574	2,086,017	51
Staff welfare and insurance	409,711	34,772	374,939	1078
Shipping	4,045,843	3,127,419	918,424	29
Trips and traveling	2,339,646	1,790,547	549,099	31
Office supplies	400,383	466,440	(66,057)	(14)
Miscellaneous	180,132	214,414	(34,282)	(16)
TOTAL	$31,413,136	26,853,377	$4,559,759	17%

The increase in selling and marketing expenses in the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to the following factors:

●
Promotional materials and fees increased $731,619, or 4% in the nine months ended September 30, 2010 as compared to the same period of 2009. The increase percentage in the promotional materials and fees was lower than the sales increase percentage for those comparative periods mainly due to the change of our promotional activity for promoting our products. The Company reduced its promotional activities during the quarter ended September 30, 2010 but increased the coverage and frequency of TV and outdoor advertising to support the continuous growth of its revenue;

●
Payroll expenses and staff welfare and insurance expenses increased significantly during the nine months ended September 30, 2010 as compared to the same period of 2009. This was primarily due to the increase of the average salaries and bonuses for our sales people as a result of our business expanding in the rural market as well as the increase in sales volume. In addition, the increased market need for salespeople and the China’s increased labor costs also contributed to the increase of payroll expenses and staff welfare and insurance expenses;

●
Shipping expenses increased $918,424, or 29% during the nine months ended September 30, 2010 as compared to the same period of 2009. This was primarily due to the increase in sales volume and the increase in logistics costs; and

●
Trips and traveling expenses increased $549,099, or 31% during the nine months ended September 30, 2010 as compared to the same period of 2009. This was primarily due to the increase in promotional activities of salespeople.

Advertising Costs

Advertising costs increased by $4,589,283, from $22,360,380 in the nine months ended September 30, 2009 to $26,949,663 in the same period of 2010. Advertising costs as a percentage of revenue increased from 11% in the nine months ended September 30 2009 to 12% in the same period of 2010.

We increased advertising costs to create a unified mega brand for AOB so that  we can leverage on the establishment of all our individual brands to boost chances of winning in the government sponsored competitive tendering processes for China's essential drug list products as well as those in the national insurance catalogs.

We also increased advertising costs in connection with promoting our new launched products in 2009 and the nine months ended September 30, 2010. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients and doctors.

Research and Development Costs

Research and development costs increased by $8,249,871, or 329%, from $2,504,523 in the nine months ended September 30, 2009 to $10,754,394 in the same period of 2010. Expressed as a percentage of revenue, research and development costs were 5% for the nine months ended September 30, 2010, compared to 1% for the same period of 2009.

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

General and Administrative Expenses

General and administrative expenses increased by $2,765,968, or 20%, from $14,147,696 in the nine months ended September 30, 2009 to $16,913,664 in the same period of 2010. General and administrative expenses expressed as a percentage of revenues increased from 7% to 8%. The details of our general and administrative expenses were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Payroll	$3,041,468	2,128,613	$912,855	43%
Staff welfare and insurance	1,540,075	1,004,220	535,855	53
Professional fees	2,675,680	2,614,116	61,564	2
Directors’ remuneration	642,499	695,230	(52,731)	(8)
Stock based compensation	2,311,921	2,135,435	176,486	8
Trip and traveling	526,539	728,641	(202,102)	(28)
Maintenance and repair	374,411	798,267	(423,856)	(53)
Office supplies	697,803	502,910	194,893	39
Vehicles and utilities	822,940	420,341	402,599	96
Conference fee	264,590	261,427	3,163	1
Miscellaneous	4,015,738	2,858,496	1,157,242	40
TOTAL	$16,913,664	14,147,696	$2,765,968	20%

The major changes in our general and administrative expenses in the nine months ended September 30, 2010 as compared to the same period of 2009 were due to the following factors:

●
Payroll expenses and staff welfare and insurance expenses increased significantly during the nine months ended September 30, 2010 as compared to the same period of 2009. This was primarily due to the increase of the average salaries and bonuses for our general management as a result of the increase in China’s labor costs and our expanding business coverage.

The increase was partially offset by the following items:

●
Maintenance and repair fees decreased by $423,856, or 53%, as compared to the nine months ended September 30, 2009. We incurred costs for upgrading our equipment and technologies during the nine months ended September 30, 2009 to comply with more stringent GMP manufacturing standards as well as to improve production efficiency. Since we finished such upgrading work in the first half year of 2010, the maintenance and repair fees decreased;

●	Trip and traveling expenses decreased by $202,102 or 28%, as compared to the nine months ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased $454,441, or 10% during the nine months ended September 30, 2010 as compared to the same period of 2009. This was mainly due to the increase of the property, plant and equipment.

Equity in Earnings (Loss) from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities increased from a loss of $299,072 in the nine months ended September 30, 2009 to a gain of $188,857 for the same period of 2010. For additional information, see “Item 1. Financial Statements—Note 10. Investments in and advances to unconsolidated entities.”

Interest Expense, Net

Net interest expense was $4,393,093 for the nine months ended September 30, 2010, compared to net interest expense of $4,306,143 for the same period of 2009. For additional information, see “Item 1. Financial Statements—Note 7. Construction in progress.”

Income Tax

Income tax expense for the nine months ended September 30 2010 was $6,578,178, compared to $9,463,093 for the same period of 2009. The decrease in income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for the nine months ended September 30 2010 was 33% which is an increase of 9% from the prior year. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and a change in valuation allowance. For additional information, see “Item 1. Financial Statements—Note 17. Taxes.”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at September 30, 2010 was $92,456,775, representing an increase of $1,330,289, or 1%, compared with our cash position of $91,126,486 at December 31, 2009. The increase was mainly attributable to the increase of operating activities of $7,334,533 and partially offset by the investing and financing activities of $5,407,949 and $3,848,082 for the nine months ended September 30, 2010 and 2009, respectively.

We currently generate our cash flow through operations. We expect our existing cash and cash flow generated from operations will be sufficient to sustain our working capital, capital expenditures, and milestone payments for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic considerations. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Working Capital

We maintain a significant level of working capital. Our working capital increased by $23,029,368 to $153,972,634 at September 30, 2010, as compared to $130,943,266 at December 31, 2009, primarily due to an increase in net accounts and notes receivable by $22,621,737, an increase in net inventories by $8,012,166, and a decrease in short-term bank loans by $3,516,749.

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	7,334,533	38,559,660
Investing activities	(5,407,949)	3,592,790
Financing activities	(3,848,082)	1,681,510

Operating Activities

Cash flows from operations during the nine months ended September 30, 2010 amounted to $7,334,533, representing a decrease of $31,225,127 compared with cash flows from operations of $38,559,660 for the same period of 2009. The decrease in net cash provided by operating activities was primarily attributable to the decrease in net income of $16,070,521, changes in operating assets and liabilities which aggregated to a net cash outflow of $18,175,490, and an increase by $15,474,449 from a net cash outflow of $2,701,041 during the same period of 2009. As reflected in our cash flows, the changes included:

●	Cash outflow from accounts and notes receivable amounted to $22,636,890 primarily affected by the increase of our sales revenue during the nine months ended September 30, 2010;

●	Cash outflows from inventories amounted to $8,007,819 mainly due to the increased purchases of raw materials and finished goods for planned inventory build-up for the peak sales season;

●
Cash inflow from advances to suppliers and prepaid expenses amounted to $5,732,837 primarily attributed to the decrease in advanced payments in purchasing certain raw materials at the end of 2009. These advanced payments were expected to offset for a potential increase of raw materials’ future purchase prices and most of them were settled with inventories by our suppliers during the first half  of 2010; and

●	Cash inflows from accounts payable amounted to $4,077,922 primarily attributed to the increased purchases of raw materials for planned inventory build-up.

Investing Activities

Our net cash used in investing activities amounted to $5,407,949 during the nine months ended September 30, 2010, compared to net cash provided by investing activities of $3,592,790 in the same period of 2009. The changes in net cash used in investing activities were primarily attributable to the return of a refundable deposit of $6,397,106 in the same period of 2009 for due diligence, partially offset by expansion of our manufacturing, research & development facilities and continuing commitments to quality assurance.

Financing Activities

Our cash flows used in financing activities amounted to $3,848,082 during the nine months ended September 30, 2010, compared to cash inflow of $1,681,510 for the same period of 2009. The increase in net cash used in financing activities was mainly attributable to the increase of net repayment of bank loans.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of September 30, 2010.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of September 30, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Purchase obligations	34,914	34,914	-	-		-
Capital expenditure commitments	15,097,577	6,339,870	8,757,707		-	-
Advertising commitments	13,354,089	13,354,089	-		-	-
R&D commitments	4,711,941	3,816,165	895,776		-	-
Long-term loan	758,834	61,221	127,123	133,636		436,854
Convertible Notes	142,552,083	5,750,000	11,500,000	11,500,000		113,802,083
Total	176,509,438	29,356,259	21,280,606	11,633,636		114,238,937

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

ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2010, the Company issued 10,000 shares of common stock to a consultant for advisory services rendered and to be rendered in 2010.

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

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar.

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

We recognized a foreign currency translation adjustment of $9,725,888 and $655,400 for the nine months ended September 30, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at September 30, 2010 were translated at  RMB 6.6981 to $1.00 as compared to RMB 6.8372 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2010 and 2009 were  RMB 6.7677 and  RMB 6.8459 to $1.00, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of auditing standards and applicable U.S. rules.  The Company’s internal audit group, which includes its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the SEC.  The internal audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act.

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company issued 10,000 shares of common stock to a consultant for advisory services rendered and to be rendered in 2010.

The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 9, 2010

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: November 9, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.