Form 10-K
period 2010-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2011-03-15
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
   OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
COMMISSION FILE NO: 001-32569

AMERICAN ORIENTAL BIOENGINEERING, INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held on June 30, 2010 by non-affiliates of the registrant was $154,793,767 based on the closing price of $2.52 per share as reported on the New York Stock Exchange on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).
On March 11, 2011, 78,598,604 shares of the registrant’s Common Stock, $0.001 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value were outstanding.

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

Overview

We are a leading China-based, vertically integrated pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical and healthcare products. A majority of our current products are offered and derived from Chinese based traditional medicines and are manufactured using plant based materials. Our profitable and diversified business is comprised of prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products have well recognized brands in China and have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail outlets in all provinces, including rural areas and major cities in China, through the efforts of our sales and marketing professionals. We leverage our relationships with distributors to distribute our products to both urban and rural areas of China. We intend to use our established business as a platform for continued growth both organically and through strategic acquisitions.

The following table represents the manufacturing revenues realized from the sale of our pharmaceutical and nutraceutical products, as well as our distribution revenue from our distribution business for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenue from pharmaceutical products	$250,131,594	$244,168,159	$224,904,348
Revenue from nutraceutical products	41,020,289	39,125,655	34,266,739
Total manufacturing revenue	291,151,883	283,293,814	259,171,087
Distribution revenue	14,792,202	12,856,966	5,471,971
Total revenues	$305,944,085	$296,150,780	$264,643,058

Each of our pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with SFDA requirements for the treatment of at least one or more therapeutic indications. A majority of our pharmaceutical products are based on non-synthetic medicinal compounds that are extracted from various parts of one or more plants. We apply modern production techniques to traditional Chinese medicine, or TCM to produce a variety of pharmaceutical products in different formulations, such as tablets, capsules and powders.

We currently market over 140 pharmaceutical products in China. Two flagship prescription pharmaceutical products currently marketed in China are Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, and Cease Enuresis Soft Gel, or CE Gel. SHL Injection Power is an anti-viral injection effective in treating respiratory infections, bronchitis and tonsillitis, and CE Gel is indicated to alleviate bedwetting. We market our SHL Injection Powder through our brand name SHJ, and our CE Gel through Harbin Three Happiness Bioengineering Co., Ltd, or Three Happiness, which are both well-recognized brand names in China. These products are detailed to physicians at hospitals and clinics through the efforts of our sales force and through educational physician conferences and seminars.

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

Nutraceutical products are intended to be used to improve overall health and well-being. We market several nutraceutical products in China, including our soybean peptide based drinks, tablets, powder and instant coffee. We promote our nutraceutical products through TV and print advertising campaigns in magazines and newspapers, and distribute these products to supermarkets, fitness centers, healthcare specialty stores and other retail outlets in China.

In October 2008, through the acquisition of Nuo Hua Investment Company Ltd. (“Nuo Hua”), distribution of pharmaceutical products became part of our businesses. Nuo Hua is a holding company with a subsidiary and affiliated company that maintain a significant presence in pharmaceutical wholesale and retail distribution in China. We now distribute more than 13,000 pharmaceutical products.

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

Meanwhile, market conditions continue to be influenced by the evolution of Chinese government healthcare policy. “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” issued by The State Council of the People’s Republic of China (“the State Council”) in April 2009, signaled the formal commencement of a major public health initiative by the Chinese government. The goal of this new policy is to provide access to basic medical care for every person in China by 2020.

Subsequent government policy statements related to this reform, including “Opinions on Formulation and Implementation of Essential Drugs List”, and China’s National Medical Insurance Catalog are set to exert considerable, generally positive influence on the Chinese pharmaceutical industry and its future development. For example, as stated above, a major component of these reforms is an effort to extend basic medical insurance coverage to a larger portion of the Chinese population.

Notwithstanding positive factors identified above, we believe an increased dispensing of drugs on the Essential Drugs List (“EDL”) and on National Medical Insurance Catalog (“NIC”) will bring pressure on the pricing of all generic drugs, whether branded or not.  This trend has put a significant squeeze on the profit margins of those manufacturers who make such products, and such negative impacts will only start stabilizing when the price differentiation among the generic drugs, EDL drugs, and NIC drugs are minimized.

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

Pharmaceutical Market

According to the statistics of China’s National Development and Reform Commission, the pharmaceutical industry in China was approximately $181 billion in 2010. China is expected to become the world’s third largest pharmaceutical market by 2011, which includes western medicine and TCM. This growth is being driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public healthcare. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted for RMB 850 billion, or $124 billion, in a three year program to make medical services and products more affordable and accessible to the whole population.

Traditional Chinese Medicine Market

The traditional Chinese medicine, or TCM market for pharmaceutical products in China was approximately $40 billion in 2010, accounting for about 22% of all expenditures on medicine within the China. TCM, mostly made of botanical plants, has thousands of years of history and is well accepted in China. The traditional formulations, mostly in large dosage of bitter tasting soups, is being upgraded into more convenient formulations, such as tablets, gels, injectables, etc. for improved convenience and sometimes, for improved efficacy.

The government of China is committed to supporting and promoting the development of modernized TCM, as evidenced by the government formulating an industry development plan for the modernized TCM sector and adding more modernized TCMs to the national medicine catalog of the National Medical Insurance Program. Additionally, the State Administration of Traditional Chinese Medicine, a national government agency, formulates TCM industry policies for the development of TCM and provides research grants for TCM research and development.

The Chinese Ministry of Health ("MOH") published its EDL at the end of 2009 naming 307 drugs, among which 102 are TCM.  We have 61 of our TCM products included in the EDL.

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

Nutraceutical Market

The Chinese nutraceutical market is a multibillion dollar market and continues to grow. The nutraceutical products are typically ingested in the form of a pill, capsule, tablet or in liquid form. The main channels for distributing nutraceutical products, including health foods, in China are supermarkets and retail outlets.

The nutraceutical market in China has been growing rapidly over the past decade. This growth is driven primarily by the increase in per capita income as well as the increase in awareness of the importance of maintaining one’s health. The increase in the number of ailing people which is caused by the development of modernized cities also leads to an increased demand in the nutraceutical market.

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

Financial Information about Industry Segments

Since October 2008, we have two operating segments based on our major lines of businesses: manufacturing and distribution. For additional information please refer to Note 20 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

●
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

●
Demonstrated Ability to Identify and Integrate Acquisitions. We have completed and integrated seven acquisitions from year 2004 to year 2008, each of which has contributed to our revenue and earnings growth. These acquisitions also added value to our brands, enhanced our products development capabilities, expanded our distribution networks and broadened our products offering. Our disciplined approach to acquisitions is based on well-defined criteria and is supported by multi-disciplinary team dedicated to these business development activities, which we believe positions us well to participate in further consolidation in our industries.

●
Experienced and Results-Oriented Management Team. Major members of our senior management team have worked together for over 17 years and have contributed significantly to the growth of our business. Our management team has extensive experience with the People’s Republic of China, or PRC, government and the market for pharmaceutical and nutraceutical products. Our management team encourages a strong corporate culture, which we believe contributes to our overall results.

●
Centralized R&D function to generate robust pipeline of new products. In addition to a portfolio of prescription and over-the-counter pharmaceutical products that are approved by SFDA, but have not been commercially launched, we are also building a centralized R&D function to generate pipeline of new products. We believe that as a company with our own proprietary technology and patented products we will be more competitive and can command a higher margin for our products.

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

Research and Development

We believe science, technology and innovation represent a significant part of our business. We spent $15.3 million in 2010 or 5% of the total revenues, compared to $7.9 million in 2009 and $1.5 million in 2008. The costs of Company-sponsored research activities relating to the development of new products, improvement of existing products, and technical support of products.

We believe that, investment in R&D and innovation could help us to meet new product launch target and improve sustainable long term growth. In 2009, we established new and advanced R&D center in Beijing. As of December 31, 2010, we had more than 130 special talents in multiple research and development centers in both China and the U.S., including top talented people with maser and doctor degrees. Our research and development facility in New Jersey coordinates our global research and development efforts, leveraging the core competencies of each of our centers. Since 2008, we have launched over 27 new products, achieved over $46 million revenues, or 19% of our total revenue from pharmaceutical products in 2010.

Our research and development efforts fall into three categories, namely, the near term, intermediate term, and long term. In the near term we focus on the development, by which we mean our interest will remain in innovations in life cycle management and technology upgrade on existing products, so that safety and efficacy can be improved, or, new indications can be developed for the treatment of additional diseases. We may also in license some drug product candidates at late stage development for further development, so that the time to potential commercialization may be drastically reduced.  The goal is to launch more competitive products with a relatively short timeframe. For our long term efforts, we plan to enter major therapeutic areas, such as cancer and cardiovascular diseases.

We remain focused on overall operation’s profitability and maintaining control of working capital. We establish collaborative projects across traditional boundaries, to share experience and goals. Our risk-sharing partners including but not limited to universities, labs, or other pharmaceutical companies. In this way, we believe that we can significantly reduce the time and resources that would be otherwise required.

We have made and expect to continue making substantial efforts in research and development activities. We believe that our emphasis on research and development investment is the most important core competency that we have to achieve our historic growth and maintain growth possibilities going forward.

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

We currently manufacture and sell over 140 products. The following table summarizes our principal marketed pharmaceutical and nutraceutical products that comprised the majority of our revenue in the year of 2010.

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

Product safety and side effect is always a concern on TCM injection pharmaceutical products. Our SHL injection powders has not been subject to any liability claims. While we continue to conduct research to upgrade and improve the safety of the products, in 2010, HSPL where our SHL products are made had one short notice inspections by the GMP Expert Group from China SFDA, and three inspections by the provincial or municipal drug administration bureaus. We have successfully passed each of the inspections.

Cease Enuresis Soft Gel

Our CE Gel is a prescription pharmaceutical product approved and marketed to alleviate bedwetting. This product consists of a formulation that is isolated from the seed of a plant. Our CE Gel is the only SFDA approved Category 1 new pharmaceutical product for this indication. Category 1 approval provides a product with 12 year protection from other companies replicating the product and can be granted when the product is considered to be the first product for a specific indication.

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

Phase 3 clinical trials for CE Gel were conducted on 437 patients at Beijing Children’s Hospital, China University of Medical Sciences No. 2 Clinical Hospital, Liaoning TCM Institute Affiliated Hospital and Liaoning TCM Research Institute. These trials demonstrated safety and efficacy in accordance with SFDA requirements.

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

Our Jinji Capsule was commercially launched approximately 30 years ago in China by GLP, which we acquired in April 2006. With its long history, the Jinji brand name is well-recognized in the women’s health market in China. We promote our Jinji Capsule through direct-to-consumer advertising, including an extensive television commercial campaign. These commercials are televised nationally in China. We believe that these advertisements continue to strengthen our brand loyalty, a major driver of the historical popularity of the drug. This product is manufactured at our Guangxi Lingfeng Pharmaceutical Co., or GLP, facility in Hezhou in the Guangxi Province in Southwestern China.

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

Product Pipeline

We have our own research, development and laboratory facilities and retain our own professional research and development team. We have also entered into joint research and development agreements with outside research institutes in China and in the United States. We have a portfolio of approved prescription and over-the-counter pharmaceutical products that have not been commercially launched. We continue to strengthen our research and development efforts through the establishment of our research facility in Beijing and had retained a number of highly respected talents in the industry. We intend to continue introducing new modernized products to leverage our branded market leadership position, and to develop line extensions for our existing products.

We are also exploring opportunities for acquisitions that may complement our existing product lines and leverage our significant sales and distribution capabilities.

Marketing and Sales

We focus our marketing efforts on establishing business relationships and growing our brand recognition. In 2010,  we manufactured and marketed more than 140 products. In 2010, we made special efforts on our prescription and generic products’ market based on the changing pharmaceutical environment and we penetrated major cities and rural areas, including hospitals, clinics, pharmacies and retail stores. Our investments in marketing and TV advertising have generated a positive effect on sales. While marketing and promotional expenses for newly-launched products have impacted our short-term profitability, this is in line with our strategy of investing in new products we feel have good potential for growth in the future.

Our marketing division is responsible for designing our overall marketing strategy, managing our brand, conducting market research and surveys, liaising with various levels of regulatory authorities and government institutions and providing training to our sales force.  Our marketing division also ensures that our brand is associated with high quality products and responsive service, our customer support and sales team work with each member within our sales channel, including hospitals, clinics, and distributors in a wide range of areas to help them become more effective.

We maintain approximately 100 regional representative offices throughout China and employ approximately 2,100 sales and marketing professionals in major cities and extensive rural areas Through their regular meetings with physicians and hospital administrators, the organization of academic seminars and conferences, and assisting with clinical trials, our salespeople can effectively communicate the therapeutic benefits of our products to physicians and hospital administrators. Specifically, our senior personnel in the prescription sales force typically interact with the heads of a hospital administration and the persons in charge of the relevant departments to seek the inclusion of our products in the hospital’s formulary. Our middle-level and junior personnel typically meet with individual physicians to promote the therapeutic value and other features of our products.

Our sales people are assigned to a number of retail pharmacies in a designated region, where they work with pharmacy salespeople to conduct in-store promotions and other forms of direct marketing to consumers and also educate pharmacy salespeople on our products. They also organize free community healthcare activities, collect consumer opinions on our products and our promotional and advertising activities, and relay these consumer opinions to our marketing strategy division. This valuable feedback allows us to tailor our promotional and advertising activities to fit different consumer profiles and different localities.

By working closely with our distributors, our customer support and sales team are able to provide us valuable insights into the operations of each local distributor, which help us, ensure that each distributor is able to operate effectively for our growth.

Distributors and Customers

We sell part of our products to third-party distributors who resell these products to hospitals and retail pharmacies. In addition, these distributors also handle distribution logistics, warehousing and transportation. As of December 31, 2010, our national distribution network consisted of more than 570 distributors covering major cities and extensive rural areas in China. The breadth of our distribution channel allows us to target distribution points comprising hospitals, clinics, pharmacies and retail stores.

We make selections based on factors such as sales experience, knowledge of the products, contacts in the hospital and communities, reputation and market coverage. We do not enter into exclusive distribution agreements with these third party distributors.

We actively manage our distribution network and we review our distribution agreements on an annual basis to specify designated distribution points, the location and method for delivery of our products to certain distribution points and targets for annual sales volume and receivable collections.

The distribution industry in China is fragmented with over 10,000 distributors. Due to the number of distributors, we do not rely on any one distributor for our distribution needs. We estimate that our top 10 distributors account for only approximately 13% of our total sales.

In October 2008, through the acquisition of Nuo Hua, distribution of pharmaceutical products became part of our business. Through Nuo Hua’s subsidiary and affiliated company, we now distribute more than 13,000 pharmaceutical products through an extensive sales network covering major urban and rural areas in China.

Manufacturing

We employ a vertically integrated operating model that enables us to efficiently develop, manufacture and market quality products at competitive prices. Our manufactories work closely with research and development team to optimize manufacturing processes and develop commercially viable products. In addition, our manufactories incorporate regular feedback from our sales and marketing personnel, enabling us to timely and cost-effectively introduce products tailored to end-user needs. Furthermore, our manufacturing operations, which are based primarily in China, provide us with a distinct competitive advantage in the markets by enabling us to leverage low-cost technical expertise, labor, raw materials, and facilities. As part of our overall strategy to lower production costs through our vertically integrated operating model, we have made substantial investments in our in-house manufacturing infrastructure to complement our research and development, product design activities, capacity improvement, and efficiency enhancement.

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

On February 12, 2011, SFDA promulgated the more stringent new GMP guidelines. The new standards are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to GMP standard has greatly raised the bar for quality control, documentation, and overall manufacturing processes, thus causing an increase of cost in manufacturing and decrease of profit margins.

However, from a long term perspective, we believe the upgraded GMP standards will ensure better qualities in the pharmaceutical products that are sold in China’s pharmaceutical markets. The new regulations apply to new manufacturing facilities effective from March 1, 2011 and the industry has five years phase in period to bring existing facilities in line with the revisions.

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

Raw Materials

Our production facilities are located in China certain regions, which allow us to maintain close relationships with suppliers of medicinal herbs, to have lower transportation costs and they give us the option of farming our own medicinal herbs, which we believe is a competitive advantage. Historically, we have not had difficulty obtaining raw materials from suppliers. Currently, we rely on numerous suppliers to deliver our required raw materials.

The increase in raw materials cost should be viewed against the macro economic conditions in China. Industry research indicates that TCM raw materials price will continue to increase. The impact of such inflation will vary depending on different products that require different TCM raw materials. We continue to take different approach to reduce the risk of over reliance on certain raw materials, including entering arrangements with numerous suppliers in China to hedge against the risk of short supply due to irregularities in seasonal temperatures. We have started to invest in the plantation of certain key raw materials of our products. We believe it is important to control the upper chain of the raw material supply in order to have steady quality, rational price and sufficient quantity raw materials in the future.

We have our own independent quality control system, and devote significant attention to quality control for the raw material extraction, product production, manufacturing, and commercialization. In particular, we have established a quality control system in accordance with SFDA regulations.

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

To a large extent, we rely on such State Protection law to protect our intellectual property rights with respect to some of our products. As of March 11, 2011, we owned a total of 48 patents and the number of patents in the process of application is 33; and have registered a total of 266 trademarks and the number of trademarks in the process of application is 10.

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

Environmental Matters

We are subject to evolving regulations under laws and regulations administered by governmental authorities at the national, provincial and city levels, some of which are, or may be, applicable to our business. Our hospital customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

We must comply with numerous additional state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection and fire hazard control. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

We had 4,295 employees as of December 31, 2010. Approximately 1,484 of these employees are principally engaged in manufacturing and services activities, 2，114 in sales and marketing, 134 in research and development and 563 in management and administration. We continue to monitor our headcount and may add additional employees for sales and marketing, research and development, customer service and manufacturing and assembly as our business grows. In general, we consider our relationship with our employees to be good.

Insurance

We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $75.01 million. We have property coverage of approximately $57.21 million, motor vehicle coverage of approximately $1.32 million and employee health and accident coverage of approximately $5.53 million. We also maintain Director and Officer Insurance coverage of $11 million. We paid aggregate insurance premiums of $351,269 in 2010.

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

On February 12, 2011, SFDA promulgated the more stringent new GMP guidelines. The new standards are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to GMP standard has greatly raised the bar for quality control, documentation, and overall manufacturing processes.

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

On February 12, 2011, SFDA promulgated the more stringent new GMP guidelines. The new standards are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to GMP standard has greatly raised the bar for quality control, documentation, and overall manufacturing processes.

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

Available Information

We make available free of charge on or through our internet website, www.bioaobo.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available free of charge on our internet website, www.bioaobo.com, our Amended and Restated Code of Ethics, Amended and Restated Nominating and Corporate Governance Committee Charter, Second Amended and Restated Compensation Committee Charter and Charter of the Audit Committee. The information contained on our website is not intended to be incorporated into this Annual Report on Form 10-K.

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

Our top six products, which comprise Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, CE Gel, Jinji Capsule, Jinji Yimucao, Soybean Peptide Tablets and Boke Nose Spray, constituted approximately 59% of our total revenues in 2010 and 67% of our total revenues in 2009. We expect that these six products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

We may incur significant costs to ensure compliance with environment protection requirements.

We are subject to PRC laws and regulations concerning the discharge of waste water, gaseous waste and solid waste during our manufacturing processes.  We are required to establish and maintain facilities to dispose of waste and report the volume of waste to the relevant government authorities, which conduct scheduled or unscheduled inspections of our facilities and treatment of such discharge.  We may not at all times comply fully with environmental regulations.  Any violation of these regulations may result in substantial fines, criminal sanctions, revocations of operating permits, shutdown of our facilities and obligation to take corrective measures.  Our cost of complying with current and future environmental protection laws and regulations and our liabilities which may potentially arise from the discharge of effluent water and solid waste may materially adversely affect our business, financial condition and results of operations.  The government may take steps towards the adoption of more stringent environmental regulations.  Due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may need to incur substantial capital expenditures to install, replace, upgrade or supplement our pollution control equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations.

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

Risks Related to China

Compliance with the new Good Manufacturing Practice standards promulgated by the SFDA could have a material adverse effect on our business operations, financial condition and results of operations.

On February 12, 2011, SFDA promulgated the more stringent new Good Manufacturing Practice standards, or GMP standards. The new standards are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to GMP standard has greatly raised the bar for quality control, documentation, and overall manufacturing processes. The new regulations apply to new manufacturing facilities effective from March 1, 2011 and the industry has five years grace period to bring existing facilities in line with the revisions.

A pharmaceutical manufacturer must meet GMP guidelines for each of its production facilities in China in respect of each form of pharmaceutical products it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. We have obtained a GMP certificate for all of our production facilities covering all of the products that we produce.

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

Even though, from a long term perspective, we believe the upgraded GMP standards will ensure better qualities in the pharmaceutical products that are sold in China’s pharmaceutical markets, in the short run compliance with the new GMP standards could have a material adverse effect on our business operations, financial condition and results of operations.

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

The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

Risks Related to Our Common Stock

Techniques Employed by Manipulative Short Sellers in Chinese Small Cap Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

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

Our officers, directors and holders of more than five percent of our outstanding shares of common stock, together control approximately 46.0% of the voting power of our stock, of which approximately 39% is controlled by Tony Liu, our Chairman and Chief Executive Officer. In particular, Mr. Liu owns 1,000,000 shares of Series A preferred stock, which shares by their terms have aggregate voting power equal to 25.0% of the combined voting power of our common and preferred stock. Moreover, this voting power cannot be diluted or reduced by the issuance of additional shares of common stock, meaning that the holder or holders of our Series A preferred stock will always possess 25.0% of the aggregate voting power of our common and preferred stock. As a result, Mr. Liu, or these shareholders acting together, will be able to exert a significant degree of influence over our management and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all shareholders. In addition, the interests of our officers, directors and principal shareholders may not always coincide with our interests or the interests of other shareholders and, accordingly, these control persons could cause us to enter into transactions or agreements that we would not otherwise consider.

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

In addition to the above, we own a 2,637 square feet office in Hong Kong. We lease approximately 100 sales representative offices throughout China and we lease offices in Shenzhen and New Jersey. All leases are for a term of one year and are renewable.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed for trading on the New York Stock Exchange, or NYSE, under the ticker symbol “AOB” since December 18, 2006. The following table shows the high and low closing sales price for our common stock reported by the NYSE from January 1, 2009 to March 11, 2011.

Year	Period	High	Low
2009	First Quarter	$7.39	$3.30
	Second Quarter	$5.45	$3.88
	Third Quarter	$6.24	$4.62
	Fourth Quarter	$4.76	$3.77

2010	First Quarter	$4.83	$4.03
	Second Quarter	$4.24	$2.52
	Third Quarter	$2.61	$2.17
	Fourth Quarter	$2.99	$2.18

2011	First Quarter (January 1 – March 11)	$2.56	$2.24

Stockholders and Dividends

As of March 11, 2011, there were approximately 200 record holders of our common stock.

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

Issuances of Unregistered Securities

On December 7, 2010, the Company issued 8,466 shares of common stock to a consultant for advisory services rendered in 2010 and to be rendered in 2011. The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,947,281	$7.81	2,052,719
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,947,281	$7.81	2,052,719

(1)	Includes shares issuable pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by the Company’s shareholders.

Stock Price Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s shares of common stock with the cumulative total shareholder return of (i) the New York Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Oriental Bioengineering, the NYSE Composite Index
and a Peer Group

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
American Oriental Bioengineering	100.00	264.63	251.25	153.97	105.44	54.42
NYSE Market Index	100.00	120.47	131.15	79.67	102.20	115.88
Peer Group	100.00	115.87	120.90	98.88	112.21	115.67

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

The selected financial information for each of the three years ended December 31, 2010, 2009 and 2008 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information for the year ended December 31, 2007 and 2006 has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and are not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

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

Five Year Financial Summary

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$305,944,085	$296,150,780	$264,643,058	$160,482,383	$110,182,092
Cost of sales	148,186,531	129,367,775	91,031,274	49,364,486	38,318,223

GROSS PROFIT	157,757,554	166,783,005	173,611,784	111,117,897	71,863,869
Selling, general and administrative expenses	66,439,702	62,164,936	57,849,286	33,631,194	18,580,864
Advertising costs	38,920,905	31,896,992	34,102,538	22,865,903	15,174,125
Research and development costs	15,365,131	7,922,357	1,528,991	870,219	742,705
Depreciation and amortization	6,662,237	6,038,625	4,383,215	1,989,425	988,488
Purchased in-process research and development	—	—	12,255,248	—	—
INCOME FROM OPERATIONS	30,369,579	58,760,095	63,492,506	51,761,156	36,377,687
Equity in earnings (loss) from unconsolidated entities	384,991	2,075,139	(1,132,986)	23,711	(3,811)
Interest (expense) income, net	(5,900,055)	(5,746,382)	(2,571,015)	617,524	574,172
Other expense, net	(204,736)	(569,661)	(65,843)	(525,065)	(329,987)
INCOME BEFORE INCOME TAX	24,649,779	54,519,191	59,722,662	51,877,326	36,618,061
Income tax	8,336,366	13,216,986	12,635,472	8,011,248	7,416,915
NET INCOME	16,313,413	41,302,205	47,087,190	43,866,078	29,201,146
Net loss(income) attributable to non-controlling interest	27,937	118,945	(27,575)	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$16,341,350	$41,421,150	$47,059,615	$43,866,078	$29,201,146
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.56	$0.62	$0.63	$0.47
Diluted	$0.22	$0.53	$0.61	$0.61	$0.46
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,810,016	74,612,602	76,504,035	69,870,775	62,679,996
Diluted	75,724,826	89,286,621	82,254,185	71,364,244	62,913,961

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$94,568,520	$91,126,486	$68,060,769	$166,410,075	$87,784,419
Working capital	162,175,191	130,943,266	87,082,705	180,536,568	92,252,071
Total assets	611,544,992	576,481,765	528,675,732	358,351,088	188,468,241
Total debt (including current maturities of debt)	7,698,529	11,188,433	8,003,328	9,927,270	10,681,493
Total Shareholders’ equity	$430,395,508	$394,522,604	$348,944,446	$313,778,571	$156,095,725

	Year Ended December 31
	2010	2009	2008	2007	2006
Cash Flow Data:
Net cash provided by operating activities	$8,033,253	$19,658,632	$74,809,867	$45,364,532	$29,093,464
Net cash (used in) provided by investing activities	(6,162,785)	1,153,358	(257,374,093)	(69,845,702)	(26,386,564)
Net cash (used in) provided by financing activities	$(3,870,079)	$1,806,991	$78,372,423	$96,833,706	$26,158,514

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Estimates affecting accounts and notes receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts and notes receivable and inventories.

At December 31, 2010, the Company provided a $687,879 reserve against accounts and notes receivable. Management’s estimate of the appropriate reserve on accounts and notes receivable at December 31, 2010 was based on the aged nature of these accounts and notes receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2010, the Company provided an allowance against its inventories amounting to $22,734. Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts and notes receivable.

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

We conducted an impairment test as of December 31, 2010 and no impairment loss was identified. We will continue to closely monitor the projections for our reporting units and the economic conditions of the product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

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

On January 1, 2007, we adopted FASB ASC 740-10, “Accounting for uncertainty in Income Taxes”. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. Our adoption of FAS ASC 740-10 did not result in any adjustment to the opening balance of our retained earnings as of January 1, 2007. As of and for the year ended December 31, 2010, the Company recorded an unrecognized tax benefit of approximately $5,050,157, which is mainly related to non-trade intercompany transactions, fixed assets and intangible assets.

Our accounting policy for interest and/or penalties related to an uncertain position, if any when required, is classified as part of other expenses.  The Company recorded $398,395 interest and a penalty of $440,000 as of December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820)”: Improving Disclosures about Fair Value Measurements.  This amendment to ASC Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The provisions of ASU 2010-06 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in ASC Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in ASC Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in ASU 2010-11 because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued an Accounting Standards Update 2010-28(“ASU 2010-28”), “Intangibles—Goodwill and Other (Topic 350)”.  ASU 2010-28 amends ASC Topic 350.  ASU 2010-28 clarifies the requirement to test for impairment of goodwill.  ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value.  Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted.  The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009

Revenues	$305,944,085	$296,150,780	100%	100%
Cost of sales	148,186,531	129,367,775	48	44

GROSS PROFIT	157,757,554	166,783,005	52	56
Selling, general and administrative expenses	66,439,702	62,164,936	22	21
Advertising costs	38,920,905	31,896,992	13	11
Research and development costs	15,365,131	7,922,357	5	3
Depreciation and amortization	6,662,237	6,038,625	2	2
Total operating expenses	127,387,975	108,022,910	42	37

INCOME FROM OPERATIONS	30,369,579	58,760,095	10	19
Equity in earnings from unconsolidated entities	384,991	2,075,139	—	1
Interest expense, net	(5,900,055)	(5,746,382)	2	2
Other expense, net	(204,736)	(569,661)	—	—
INCOME BEFORE INCOME TAX	24,649,779	54,519,191	8	18
Income tax	8,336,366	13,216,986	3	4
NET INCOME	16,313,413	41,302,205	5	14
Net loss attributable to non-controlling interest	27,937	118,945	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$16,341,350	$41,421,150	5%	14%
Basic	$0.22	$0.56
Diluted	$0.22	$0.53

Revenues

Revenues for 2010 were $305,944,085, an increase of $9,793,305, or 3% compared to revenues for 2009.

We classify our revenues in two segments: manufacturing revenue, which comprises sales by our subsidiaries of our pharmaceutical and nutraceutical products, and distribution revenue. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$250,131,594	$244,168,159	$5,963,435	2%
Revenue from nutraceutical products	41,020,289	39,125,655	1,894,634	5%
Total manufacturing revenue	291,151,883	283,293,814	7,858,069	3%
Distribution revenue	14,792,202	12,856,966	1,935,236	15%
Total revenues	$305,944,085	$296,150,780	$9,793,305	3%

Revenue in connection with our pharmaceutical products increased by $5,963,435, or 2%, as compared to 2009 primarily due to the following factors:

●
sales from our prescription pharmaceutical products increased from $115,785,594 for 2009 to $129,218,968 for 2010, or a 12% increase. The increase was primarily due to the increase in sales from our prescription formulated Jinji capsule, SHL powder, YYQH capsule and the expansion of CCXA generic pharmaceutical products in the rural market. The overall increase in sales was supported by our continuous marketing efforts, increase in new products offering, as well as expanding coverage in the rural market;

●
sales from our OTC pharmaceutical products decreased from $128,382,565 for 2009 to $120,912,626 for 2010, or a 6% decrease. This was mainly due to the decreased sales volume of GLP’s generic drugs in the fourth quarter of 2010.

Revenue in connection with our nutraceutical products increased by $1,894,634, or 5%, to $41,020,289. This increase was mainly attributed to the increased sales of soybean milk as the market expanded.

The distribution revenue from Nuo Hua's majority owned subsidiary increased from $12,856,966 for 2009 to $14,792,202 for 2010, representing an increase of 15%. This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $148,186,531 in 2010, compared to $129,367,775 in 2009. Cost of sales in 2010 and 2009 by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Pharmaceutical products	$113,090,019	$99,522,407	$13,567,612	14%
Nutraceutical products	20,756,967	17,439,581	3,317,386	19%
Total manufacturing cost	133,846,986	116,961,988	16,884,998	14%
Distribution cost	14,339,545	12,405,787	1,933,758	16%
Total cost	$148,186,531	$129,367,775	$18,818,756	15%

The cost of sales of pharmaceutical and nutraceutical products increased by 14% and 19%, respectively, in 2010 compared to 2009. These increases were mainly attributed to our increase in sales and the increase in production costs. The increase in distribution costs were in line with our distribution revenue.

Gross profit decreased by $9,025,451, or 5%, for 2010 compared to 2009. Gross profit as a percentage of revenues decreased from 56% in 2009 to 52% in 2010 due to a greater proportion of generic product sales in the rural market. Further, the increased purchase prices of certain raw materials increased the cost of sales, which also contributed to lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, increased from $62,164,936 in 2009 to $66,439,702 in 2010, representing a 7% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Promotional materials and fees	$23,507,944	$26,729,235	$(3,221,291)	(12)%
Payroll	12,820,709	10,193,585	2,627,124	26%
Shipping	5,682,503	5,024,799	657,704	13%
Trips and traveling	4,236,108	3,704,674	531,434	14%
Professional fees	3,483,684	3,551,625	(67,941)	(2)%
Staff welfare and insurance	3,012,736	1,397,123	1,615,613	116%
Stock based compensation	3,124,188	2,718,771	405,417	15%
Miscellaneous	10,571,830	8,845,124	1,726,706	20%
TOTAL	$66,439,702	$62,164,936	$4,274,766	7%

The increase in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to the following factors:

●
the increase of payroll expenses was primarily due to the increase of the average salaries and bonuses for our staff as a result of our business expanding in the rural market as well as the increase in sales volume. In addition, the increased market need for sales people and China’s increased labor costs also contributed to the increase of payroll expenses;

●	the increase of shipping expenses was primarily due to the increase in sales volume and the increase in logistics costs;

●	the increase of trips and traveling expenses was primarily due to the increase in promotional activities of the sales people;

●	the increase of staff welfare and insurance expenses was primarily due to the increase of our staff welfare and insurance coverage and level as required by Chinese labor law;

●	stock compensation expense increased due to our additional amortization cost of restricted common stock issued to the executives and the senior management in 2010; and

●
the increase was partially offset by a decrease of promotional materials and fees by $3,221,291, or 12% in 2010 as compared to 2009. This was primarily due to the change of our promotional activity for promoting our products. The Company reduced its promotional activities during the second half year of 2010 but increased the coverage and frequency of TV and outdoor advertising to support the continuous growth of our revenue.

Advertising Costs

Advertising costs increased by $7,023,913, from $31,896,992 in 2009 to $38,920,905 in 2010. Advertising costs as a percentage of revenue increased from 11% in 2009 to 13% in 2010.

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

Research and Development Costs

Research and development costs increased by $7,442,774, or 94%, from $7,922,357 in 2009 to $15,365,131 in 2010. Expressed as a percentage of revenue, research and development cost was 5% for 2010, compared to 3% for 2009.

The increase in research and development costs reflected our continuing effort in research and development activities. Our research and development activities consist of near term, middle term and long term stages which contribute to both our current and future business strategies. Our key research and development programs during 2010 include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji series products and some acquired projects from GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd., or GHK.  We believe we have proven research and development capabilities and a robust pipeline with promising market potential. With stringent quality assurance programs in place at our manufacturing facilities, we believe we are on track with our capacity expansion initiatives in advance of the commercialization of our pipeline products. The majority of our research and development expenditures are on pharmaceutical products.

Depreciation and Amortization

Depreciation and amortization expenses increase $623,612, or 10%, in 2010 as compared to 2009. This was mainly due to the increase of the property, plant and equipment and land use rights.

Equity in Earnings from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities decreased from a gain of $2,075,139 in 2009 to a gain of $384,991 in 2010. For additional information, see “Item 8. Financial Statements and Supplementary Data — Note 11. Investments in and advances to unconsolidated entities.”

Interest Expense, Net

Net interest expense was $5,900,055 for 2010, compared to net interest expense of $5,746,382 for 2009. The increase in net interest expense was mainly due to the decrease in interest expense capitalized as construction in progress. For additional information, see “Item 8. Financial Statements and Supplementary Data — Note 8. Construction in progress”

Income Tax

The decrease in the income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for 2010 was 34%, which is an increase of 10% from 2009. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and a change in valuation allowance. For additional information, see “Item 8. Financial Statements and Supplementary Data — Note 22. Taxes”

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008

Revenues	$296,150,780	$264,643,058	100%	100%
Cost of sales	129,367,775	91,031,274	44	34

GROSS PROFIT	166,783,005	173,611,784	56	66
Selling, general and administrative expenses	62,164,936	57,849,286	21	22
Advertising costs	31,896,992	34,102,538	11	13
Research and development costs	7,922,357	1,528,991	3	1
Depreciation and amortization	6,038,625	4,383,215	2	2
Purchased in-process research and development	-	12,255,248	—	5
Total operating expenses	108,022,910	110,119,278	37	43

INCOME FROM OPERATIONS	58,760,095	63,492,506	19	23
Equity in earnings (loss) from unconsolidated entities	2,075,139	(1,132,986)	1	—
Interest expense, net	(5,746,382)	(2,571,015)	2	1
Other expense, net	(569,661)	(65,843)	—	—
INCOME BEFORE INCOME TAX	54,519,191	59,722,662	18	22
Income tax	13,216,986	12,635,472	4	5
NET INCOME	41,302,205	47,087,190	14	17
Net loss (income) attributable to non-controlling interest	118,945	(27,575)	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$41,421,150	$47,059,615	14%	17%
Basic	$0.56	$0.62
Diluted	$0.53	$0.61

Revenues

Revenues in 2009 were $296,150,780, an increase of $31,507,722, or 12% compared to revenues for 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses, increased from $57,849,286 in 2008 to $62,164,936 in 2009, representing a 7% increase. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Promotional materials and fees	$26,729,235	$26,607,944	$121,291	0%
Payroll	10,193,585	9,381,157	812,428	9%
Shipping	5,024,799	3,501,453	1,523,346	44%
Trips and traveling	3,704,674	3,443,662	261,012	8%
Professional fees	3,551,625	2,755,215	796,410	29%
Staff welfare and insurance	1,397,123	1,268,535	128,588	10%
Stock based compensation	2,718,771	2,277,503	441,268	19%
Miscellaneous	8,845,124	8,613,817	231,307	3%
TOTAL	$62,164,936	$57,849,286	$4,315,650	7%

The increase in selling, general and administrative expenses in 2009 compared to 2008 was primarily due to the following factors:

●
the increase of payroll expenses was primarily due to the increase of the average salaries and bonuses for our staff as a result of our business expanding in the rural market as well as the increase in sales volume. In addition, the increased market need for sales people and China’s increased labor costs also contributed to the increase of payroll expenses;

●	the increase of shipping expenses was primarily due to the increase in sales volume and the increase in logistics costs;

●
the increase of professional fees primarily due to the increase of accounting related professional fees. Accounting related professional fees increased by approximate $0.8 million, as compared to 2008, due primarily to the increase in audit fees relating to our increased number of subsidiaries being audited; and additional accrual of audit fee to our new auditors;

●	stock compensation expense increased due to our additional amortization cost of new stock options and restricted common stock issued to the executives and the senior management in 2009; and

Advertising Costs

We focus our marketing efforts on establishing business relationships and growing our brand recognition. Our investments in marketing and TV advertising have generated a positive effect on sales. While marketing and promotional expenses for newly-launched products have impacted our short-term profitability, this is in line with our strategy of investing in new products we feel have exceptional potential for growth in the future.

Advertising costs decreased by $2,205,546, from $34,102,538 in 2008 to $31,896,992 in 2009.  Advertising costs as a percentage of revenue decreased from 13% in 2008 to 11% in 2009. As the general advertising cost of media in the PRC continues to increase, we decreased media advertising activities but increased other promotional activities and direct sales efforts to support the continuous growth of our revenue efficiently.

Research and Development Costs

We believe science, technology and innovation represent a significant part of our business. We believe that our emphasis on research and development investment is the most important core competency that we have to achieve our historic growth and maintain growth possibilities going forward.

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

Income Tax

Income tax expense for 2009 was $13,216,986, compared to $12,635,472 for 2008. The Company’s effective tax rate for 2009 was 24% which is an increase of 3% from prior year. The increase is mainly due to the accrual of unrecognized tax benefits.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at December 31, 2010 was $94,568,520, representing an increase of $3,442,034, or 4%, compared with our cash position of $91,126,486 at December 31, 2009. The increase was mainly attributable to the increase of operating activities of $ 8,033,253 and partially offset by the investing and financing activities of $6,162,785 and $3,870,079.

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

Working Capital

We maintain a significant level of working capital. Our working capital increased by $31,231,925 to $162,175,191 at December 31, 2010, as compared to $130,943,266 at December 31, 2009, primarily due to an increase in net accounts and notes receivable by $23,094,465, an increase in cash and cash equivalents by $3,442,034, an increase in net inventories by $2,649,875, and a decrease in current liabilities by $2,897,259.

Cash Flow

2010 Compared to 2009

Operating Activities

Cash flows from operations during 2010 amounted to $8,033,253, representing a decrease of $11,625,379 compared with cash flows from operations of $19,658,632 for 2009. The decrease in net cash provided by operating activities was primarily attributable to the decrease in net income of $24,988,792, changes in operating assets and liabilities which aggregated to a net cash outflow of $24,562,862, a decrease by $10,373,566 from a net cash outflow of $34,936,428 during 2009. As reflected in our cash flows, the changes included:

●	cash outflow from accounts and notes receivable amounted to $23,247,668 primarily affected by the increase of our sales revenue;

●	cash outflows from other payables and accrued expenses amounted to $5,365,288 primarily attributed to the timing of payments to the promotion fee accrued in 2010; and

●	cash inflows from other liabilities amounted to $4,085,209 mainly due to increase of our advances from customers, especially during the fourth quarter.

Investing Activities

Our net cash used in investing activities amounted to $6,162,785 during 2010, compared to net cash provided by investing activities of $1,153,358 in 2009. The changes in net cash used in investing activities were primarily attributable to the return of a refundable deposit of $6,397,106 in 2009 for due diligence, partially offset by expansion of our manufacturing, research & development facilities and continuing commitments to quality assurance.

Financing Activities

Our net cash used in financing activities was $3,870,079 in 2010, compared to cash inflow of $1,806,991 in 2009. The increase in net cash used in financing activities was mainly attributable to the increase of net repayment of bank loans.

2009 Compared to 2008

Cash flows from operations in 2009 amounted to $19,658,632, representing a decrease of approximately 74% compared with cash flows from operations of $74,809,867 in 2008. The decreased in net cash provided by operating activities was primarily attributable to:

●	the decrease in our net income by 12% to $41,302,205 in 2009, compared with net income of $47,087,190 in last year; and

●	a non-cash purchased in-process research and development expenses of $12,255,248 was recorded in 2008 which increased the net cash provided by operating activities in 2008.

During 2009, changes in operating assets and liabilities aggregated to a net cash outflow of $34,936,428, decrease by $35,546,489 from a net cash inflow of $610,061 during 2008. As reflected in our cash flow, the changes including:

●
cash outflow from accounts and notes receivable amounted to $20,111,898 primarily affected by the increase of our sales revenue, especially during the fourth quarter which is the industry’s peak season;

●
cash outflow from advances to suppliers and prepaid expenses amounted to $18,152,003 primarily attributed to advances payment in purchasing certain raw materials in preparing for a potential increase of future purchase prices;

●	cash outflows from accounts payable amounted to $4,790,744 primarily attributed to the timing of payments to vendors in the ordinary course of business; and

●	cash inflows from inventories amounted to $3,153,553 mainly due to the utilization of inventories which affected by the increase of our sales revenue, especially during the fourth quarter.

Our cash flows provided by investing activities amounted to $1,153,358 during 2009, compared to cash used in investing activities of $257,374,093 in 2008. The Changes in net cash provided by investing activities was primarily attributable to:

●	no acquisition in 2009 compared to the acquisitions of Nuo Hua and GHK in 2008;

●	capital expenditures of $5,098,717 in 2009 compared to $172,682,150 in 2008; and

●	we received $6,397,106 for refundable deposit for potential investment compared to cash outflow of $2,917,734 in 2008.

Our cash flows provided by financing activities was $1,806,991 in 2009, compared to cash inflow of $78,372,423 in 2008. The change was primarily attributable to:

●
we received net proceeds of $110 million from the issuance of our convertible notes and paid $29,998,616 for our prepaid forward stock repurchase contract in 2008; we did not do any issuance of our convertible notes in 2009;

●	we received $10,682,945 from bank loans in 2009 compared to $9,480,315 in 2008; and

●	we repaid $8,875,954 of bank loans in 2009 compared to $11,467,826 in 2008.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of December 31, 2010.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure commitments	14,785,039	5,913,022	8,872,017	—	—
Advertising commitments	7,028,963	7,028,963	—	—	—
R&D commitments	2,602,544	2,202,235	400,309	—	—
Long-term loan	741,271	61,405	127,506	134,038	418,322
Convertible notes*	141,114,583	5,750,000	11,500,000	11,500,000	112,364,583
Total	166,272,400	20,955,625	20,899,832	11,634,038	112,782,905

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

Issuance of Common Stock

See Part II, Item 5 for issuance of unregistered shares of common stock during 2010.

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
As the majority of our assets and substantially all of our revenue, costs and expenses are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, if the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets, as expressed in our U.S. dollar financial statements could decline. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, the U.S. dollar equivalent of the RMB we convert would be reduced. On the other hand, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could reduce the amount of the U.S. dollars available.

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

We recognized a foreign currency translation adjustment of $16.1 million and $1.4 million as of December 31, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at December 31, 2010 were translated at 6.6118 RMB to $1.00 USD as compared to 6.8372 RMB at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for 2010 and 2009 were 6.7245 RMB and 6.8457 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by ITEM 8 appears after the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2009, the Audit Committee of the Board of Directors of AOB approved the engagement of Ernst & Young Hua Ming (“EY”) as the Company’s independent registered public accounting firm for the year ended December 31, 2009. On August 10, 2009, the Board of Directors of AOB terminated the engagement of Weinberg & Company, P.A. (“Weinberg”) as the independent registered public accounting firm of the Company, effective August 10, 2009.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young Hua Ming, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.

We have audited American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Oriental Bioengineering, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Oriental Bioengineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Oriental Bioengineering, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010 of American Oriental Bioengineering, Inc. and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young Hua Ming
Shanghai, People’s Republic of China
March 15, 2011

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

The following persons are the directors and executive officers of the Company:

Name	Age	Position	Date Of Initial Appointment
Tony Liu	58	Chief Executive Officer and Chairman of the Board	December 18, 2001
Jun Min	52	Vice President and Director	May 8, 2002
Yanchun Li	42	Chief Financial Officer, Secretary and Director	May 8, 2002
Binsheng Li	47	Chief Accounting Officer and Director	May 8, 2002
Cosimo J. Patti (1)(2)(3)	61	Independent Director	September 27, 2004
Xianmin Wang (2)(3)	68	Independent Director	January 1, 2005
Eileen Brody (1)(2)(3)	49	Independent Director	June 22, 2005
Lawrence S. Wizel (1)(2)(3)	67	Independent Director	August 21, 2006
Baiqing Zhang (3)	58	Independent Director	December 15, 2006
Xiaopeng Xu	62	Chief Operations Officer	March 11, 2010
Yang Yang	43	Chief Marketing Officer	April 10, 2010

(1)	Serves as a member of the Audit Committee.
(2)	Serves as a member of the Compensation Committee.
(3)	Serves as a member of the Nominating and Corporate Governance Committee.

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Tony Liu is the principal founder of our Company and has served as our Chief Executive Officer and the Chairman of our Board of Directors since 2001. He served in the army for over 19 years. After Mr. Liu left the army, he began working for the government in the Heilongjiang province in northeastern China. In addition to serving as a representative to the National People’s Congress in China, with his practical work experience in the Chinese community for many years, Mr. Liu has witnessed and participated in the massive macroeconomic changes for the past thirty years. He has many years of experience in managing the army, government agencies and pharmaceutical companies. Mr. Liu was named the Outstanding Chinese Entrepreneur of the World and he is currently the Vice Chairman of the World Eminence Chinese business Association. Mr. Liu graduated with a major in Communications & Commands from Wuhan Communication College in 1986 and studied Integrated Marketing and Media at the University of Hong Kong in 2004. Mr. Liu studied in the Program of Sustainable Growth of Large Corporations sponsored by the School of Engineering and the School of Business at Stanford University.  Mr. Liu passed the dissertation for his Doctor of Business Administration degree in September 2010 at Tarlac State University through a program jointly run by Beijing Normal University and Tarlac State University.  This program is accredited by The Philippines Department of Education and China Department of Education.

Jun Min is one of our partner founders and has served as our Vice President and as a member of our Board of Directors since 2002. Mr. Min worked at the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Three- Happiness Bioengineering, Co. Ltd. from 1994. In November 2008, Mr. Min joined the Board of Directors of Aoxing Pharmaceuticals, Inc. (NYSE AMEX:AXN), a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. He has over 20 years of experience in operations management and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min received a BA in Business Management from Harbin Broadcast & TV University in 1986.

Yanchun Li is one of our partner founders and has served as Chief Financial Officer since May 2007. Prior to her appointment as Chief Financial Officer, she had been the Acting Chief Financial Officer since May 2002, Chief Operating Officer and Secretary since October 2003 and has worked at the Company and served as a member of the Board of Directors since 2002. Ms. Li has fifteen years of experience in management in the food industry and the pharmaceutical industry in China. In particular, she has extensive experience and innovative insight in marketing, management, brand building, corporate strategy, human resource and financial capital management. Before joining us, Ms. Li worked for China Ruida Food Limited Company and successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined Three-Happiness Bioengineering, Co. Ltd. in 1994 and was in charge of the marketing and sales. Under her leadership, the functional drink of the Three-Happiness brand has reached stunning achievement nationwide across China. The Three-Happiness brand was later awarded the Top Ten Well-known Brands in China. Ms. Li won the China Golden Award in Marketing of Year 2005 and was elected into the Who is Who of Chinese Origin Worldwide. Ms. Li received her BA in English from Beijing University of Industry and Commerce in 1993 and completed the Owner/President Management Program in 2008, an advanced program, at Harvard Business School.

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

Cosimo J. Patti has served on our Board of Directors since 2004. Before joining us, Mr. Patti was an arbitrator for the National Association of Securities Dealers and the New York Stock Exchange for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. In May 2009, Mr. Patti was appointed to the Board of Directors of China XD Plastics Company Limited (NASDAQ:CXDC), a company engaged in the development, manufacturing, and distribution of modified plastics primarily for use in automotive applications. In June 2007, Mr. Patti joined the Board of Directors of Advanced Battery Technologies, Inc. (NASDAQ:ABAT), a company engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion batteries. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross-border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Since 1986 Mr. Patti has served as an appointed arbitrator to the New York Stock Exchange and the National Association of Securities Dealers adjudicating cases involving client disputes within government, equity, derivative and fixed income securities trading activities. Mr. Patti contributes to our Board of Directors his forty years of experience successfully managing corporate teams in domestic and international operations, compliance and sales organizations. Mr. Patti attended Brooklyn College from 1968 to 1970.

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

Eileen Brody has served on our Board of Directors since 2005. Since August 2005, Ms. Brody has been President of Dawson-Forte Cashmere, an apparel trading company. Since June 2007 Ms. Brody has been a member of the Board of Directors of Fuqi International, Inc. (NASDAQ:FUQI), a company specializing in designing, developing, promoting, and selling a range of precious metal jewelry products in the Chinese luxury goods market. From 1997 to 2004, she was Vice President of Merchandising and Planning for Carter’s Retail division of The William Carter Company. From 1992 to 1997, she held various management positions for Melville Corporation, a multi-billion dollar retailer. From 1983 to 1990, Ms. Brody worked for KPMG Peat Marwick as a Senior Manager. Ms. Brody is a Certified Public Accountant. Ms. Brody contributes to our Board of Directors her overall business experience managing companies doing business throughout China, her financial expertise and auditing background. She received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business.

Lawrence S. Wizel has served on our Board of Directors since 2006. Prior to joining our Board of Directors, he served as Deputy Professional Practice Director at Deloitte Touche USA LLP, or Deloitte, in Deloitte’s New York office. Mr. Wizel began his career at Deloitte in 1965 and was a partner from 1980 until he retired in June 2006. Mr. Wizel was responsible for serving a diverse client base of publicly held and private companies in a variety of capacities including, SEC filings, initial public offerings, mergers and acquisition transactions and periodic reporting. Since September 2006, Mr. Wizel has been a member of the Board of Directors of 3SBio Inc. (NASDAQ:SSRX), a biotechnology company focused on researching, developing, manufacturing and marketing biopharmaceutical products primarily in China. Since August 2007, Mr. Wizel has been a member of the Board of Directors of Puda Coal, Inc. (NYSE AMEX:PUDA), a supplier of metallurgical coking coal to the industrial sector in China. Since June 2010, Mr. Wizel has been a member of the Board of Directors of Sunity Online Entertainment Limited, a developer and host of online games. Mr. Wizel contributes to our Board of Directors his financial expertise and 12 years of experience of managing and working with companies whose operations are based in China. He received his BA in 1965 in accounting from Michigan State University and is a Certified Public Accountant.

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

Xiaopeng Xu has served as Chief Operating Officer since March, 2010. Since July 2009, Mr. Xu was employed by the Company as general manager of manufacturing. Prior to joining the Company in 2009, Mr. Xu, has served in a number of senior positions in the pharmaceutical industry in China, including the General Manager of China National Pharmaceutical Industry Co., Ltd. from 2005 to 2006, Executive Deputy General Manager of Harbin Pharmaceutical Group Co., Ltd., (Shanghai Stock Exchange: 600664) from 2004 to 2005 and the Factory Director of Harbin Pharmaceutical Group General Industry Co., Ltd. from 1996 to 2004. Currently Mr. Xu also serves in the following capacity for the following entities: Independent Director of Heibei Aoxing Pharmaceutical Co., Inc. since August 2009, Independent Director of  Harbin Baida Pharmaceutical Co., Ltd. since 2005, Visiting Professor of Shenyang Pharmaceutical University since 2004, Vice Chairman of China Pharmaceutical Industry Association since 2002, and Vice Chairman of China Anesthetic Association since 2003 (both of the latter associations are industry oriented academic organizations). Mr. Xu graduated from Harbin CCP School in 1985 and completed graduate level programs in CEO courses from Tsinghua University in 2002.

Yang Yang has served as Chief Marketing Officer and Managing Director of Guangxi Lingfeng Pharmaceutical Co., Ltd, a wholly owned subsidiary of the Company since April 2010. Prior to his above appointment, he was the general manager of marketing for the Territory of China since January 2009. Before joining the Company, Mr. Yang worked in various senior management capacities for Sunflower Pharmaceutical Group, including its Chief Marketing Officer, Marketing General Manager, Sales Manager, etc. from 1998 to 2008 mainly responsible for branding strategies, and branding image, integrated media advertising. Sunflower Weikangling, and Sunflower Liver Booster are two well-known products in China representing Mr. Yang’s master pieces of marketing, which were even quoted in marketing text books.  Mr. Yang received a bachelor’s degree from Chengdu University of Traditional Chinese Medicines in 1995.

Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

BOARD LEADERSHIP STRUCTURE

The Board of Directors believes that Tony Liu’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Liu possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing AOB in the pharmaceutical industry, and is thus best positioned to develop agendas that ensure that the time and attention of our Board of Directors are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances AOB’s ability to communicate its message and strategy clearly and consistently to AOB’s stockholders, employees and customers.

Each of the directors other than Tony Liu, Jun Min, Lily Li and Binsheng Li is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly.  In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

BOARD’S ROLE IN RISK OVERSIGHT

The Board of Directors as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board of Directors committees. These committees then provide reports to the full Board of Directors. The oversight responsibility of the Board of Directors and its committees is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The Board of Directors and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

CORPORATE GOVERNANCE

Board of Directors

We have nine members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

Board Committees

The Board of Directors has a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee.

Compensation Committee

The Compensation Committee was established on January 15, 2005.  The members of the Compensation Committee during 2010 were Cosimo J. Patti, Xianmin Wang, Lawrence S. Wizel and Eileen Brody. Ms. Brody served as the Chairperson of the Compensation Committee. Each of these members is considered “independent” under Section 303A.02 of the listing standards of the New York Stock Exchange, as determined by our Board of Directors. The Compensation Committee operates under a written charter. The Second Amended and Restated Compensation Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee assists the Board of Directors in determining the compensation of our Chief Executive Officer and makes recommendations to the Board of Directors with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors. The Compensation Committee administers our 2006 equity incentive plan, under the direction of the Board of Directors.  The Compensation Committee held two meetings during 2010.

 Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established on January 15, 2005. The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess the effectiveness of the Board of Directors. The Nominating and Corporate Governance Committee held one meeting during 2010.

The members of the Nominating and Corporate Governance Committee during 2010 were Cosimo J. Patti, Eileen Brody, Baiqing Zhang, Lawrence S. Wizel and Xianmin Wang. Mr. Wang served as the Chairperson of the Nominating and Corporate Governance Committee. Each of the above-listed Nominating and Corporate Governance Committee members is considered “independent” under Section 303A.02 of the listing standards of the New York Stock Exchange, as determined by our Board of Directors.

There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 22, 2010 for its Annual Meeting of Stockholders, which was held on December 8, 2010. The Nominating and Corporate Governance Committee operates under a written charter.  The Amended and Restated Nominating and Corporate Governance Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experiences of its Board members provide AOB with a range of perspectives and judgment necessary to guide AOB’s strategies and monitor their execution.

Tony Liu: Mr. Liu is the principal founder of our Company and he contributes to our Board of Directors his leadership skills and his vision of the direction of the development of the Company’s business in the future.  Mr. Liu accumulated his skills and experience over twenty years of business practice, and his continuous learning, including his recent award of a doctoral degree in business administration from Tarlac State University.

Jun Min: Mr. Min is one of our partner founders and he contributes to our Board of Directors his management skills and experience that he accumulated over twenty years while working in the private sector.

Yanchun Li: Ms. Li is one of our partner founders and she contributes to our Board of Directors her strategic thinking, and practical execution of major decisions by the Board of Directors.  Ms. Li has won several national awards for excellent business talents in China.

Binsheng Li: Mr. Li is one of our partner founders and he contributes to our Board of Directors his skills in accounting and financial management.  Mr. Li accumulated his knowledge and experience through his education and business practice.

Cosimo J. Patti: Mr. Patti contributes to our Board of Directors his skills and experience that he had accumulated by working for companies such as Lehman Brothers and the New York Stock Exchange.

Xianmin Wang: Mr. Wang contributes to our Board of Directors by leveraging his experience obtained when he worked in the capacity of deputy governor of Heilongjiang Province and the mayor of Daqing City.

Eileen Bridget Brody: Ms. Brody contributes to the Board of Directors of AOB her overall business experience managing companies doing business throughout China, her financial expertise and auditing background.

Lawrence S. Wizel: Mr. Wizel contributes to the Board of Directors of AOB his financial expertise and 12 years of experience of managing and working with companies whose operations are based in China.

Baiqing Zhang: Mr. Zhang contributes to our Board of Directors his overall business experience that he accumulated from his work for the regulatory body of the securities industry in China.

Audit Committee

The Audit Committee operates under a written charter. The Charter of the Audit Committee can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Audit Committee’s charter states that the responsibilities of the Audit Committee shall include, among other things:

●	reviewing the Audit Committee’s charter;

●	reviewing the Company’s annual report to stockholders and reports submitted to the SEC;

●	naming the Company’s independent auditors, confirming and reviewing their independence, and approving their fees;

●	reviewing the independent auditors’ performance;

●	considering the independent auditors’ judgments about the Company’s accounting principles;

●	considering and approving major changes to the Company’s auditing and accounting principles;

●	establishing reporting systems to the committee by management and the independent auditors regarding management’s significant judgments in preparing financial statements;

●	following an audit, reviewing significant difficulties encountered during the audit;

●	reviewing significant disagreements among management and the independent auditors in the preparation of the Company’s financial statements;

●	reviewing the extent to which improvements in financial or accounting practices approved by the committee have been implemented;

●	review with counsel any legal matters that could have a significant impact on the Company’s financial statements; and

●	review all Company transactions, in which any related person may have a direct or indirect material interest.

The Audit Committee met four times during 2010.  Pursuant to its charter, the Audit Committee meets at least quarterly with the Company’s internal auditors. The Company does not limit the number of audit committees of other companies on which its Audit Committee members can serve.

The members of the Audit Committee during 2010 were Cosimo Patti, Xianmin Wang, Eileen Brody and Lawrence S. Wizel. Mr. Wizel served as the Chairperson of the Audit Committee. Each of these members is considered “independent” under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our Board of Directors. The Audit Committee performs each of its responsibilities as outlined in its charter.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence S. Wizel is the “audit committee financial expert” and is an independent member of our Board of Directors.

REPORT OF THE AUDIT COMMITTEE (1)

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process.  The Board of Directors, in its business judgment, has determined that all members of the committee are “independent” as required by applicable listing standards of The New York Stock Exchange. The Audit Committee operates pursuant to a Charter that was approved by the Board. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of the oversight of the Company’s financial reporting process, the Audit Committee has reviewed and discussed the audited financial statements with management, the internal auditors and the independent auditors. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. Finally, the Audit Committee has received written disclosures and the letter from the independent auditors, as required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent.”

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Charter, the Audit Committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2010 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Lawrence S. Wizel (Chairman)
Eileen Brody
Cosimo Patti

(1)           The material in the Audit Committee report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

 EXECUTIVE SESSIONS

Under the NYSE Rules, our non-management directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Larry S. Wizel at c/o American Oriental Bioengineering, Inc., 15 Exchange Place, Suite 500, Jersey City, NJ 07302.

PROCESS FOR SENDING COMMUNICATIONS TO THE BOARD OF DIRECTORS

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors. Stockholders wishing to communicate with the Board of Directors or any individual director (including the director who presides at executive sessions of non-management or independent directors or with those directors as a group) must mail a communication addressed to the Secretary of the Company, c/o American Oriental Bioengineering, Inc., 15 Exchange Place, Suite 500, Jersey City, NJ 07302.  Any such communication must state the number of shares of Common Stock beneficially owned by the stockholder making the communication. All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

CODE OF ETHICS

We adopted a code of ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A written copy of the code can be found on our website at www.bioaobo.com and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o American Oriental Bioengineering, Inc., 15 Exchange Place, Suite 500, Jersey City, NJ 07302.  Our Amended and Restated Code of Ethics is intended to be a codification of the business and ethical principles which guide us, deter wrongdoing, promote honest and ethical conduct, avoid conflicts of interest, and foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

CHIEF EXECUTIVE OFFICER CERTIFICATIONS

In connection with our listing on the New York Stock Exchange, Mr. Tony Liu, our Chief Executive Officer, submitted an Annual CEO Certification, without qualification, to the New York Stock Exchange certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards during 2010. Mr. Liu has executed a Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act and a Certification pursuant to 18 U.S.C. 1350, which are filed as Exhibits 31.1 and 32, respectively, to this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2010, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except as disclosed in the following table:

Name	Number of Reports Not Filed Timely	Number of Transactions Not Reported Timely
Yang Yang	2	1
Xiaoliang Wang	2	1

ITEM 11.	EXECUTIVE COMPENSATION

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

Elements of Compensation

Base Salary. Base salaries for the named executive officers are set forth in their respective employment agreements. Periodically, however, the Compensation Committee considers proposals from the Company’s management to approve increases to the base salaries for named executive officers other than our CEO. When considering whether to approve these adjustments, the Compensation Committee takes into account a number of factors, including:

●	the Company’s performance;

●	the individual’s current and historical performance and contribution to the Company; and

●	the individual’s role and unique skills.

Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously. The Company did not benchmark the compensation paid to its executives for 2010 and the Compensation Committee did not take into account compensation data and benchmarks for comparable positions and companies. On April 8, 2010, the Compensation Committee met and reviewed the compensation package for each executive and determined, after taking into account the capital requirements of the business and the then current economic situation, that the salary base compensation for the executives which were carried over from 2008 to 2009 (with one slight adjustment), continued to be competitive and, therefore, no salary increase for the year ended December 31, 2010 was warranted.

Annual Cash Incentive Bonuses. The Company has a cash incentive bonus program for NEOs. The cash bonus is determined by the Company’s compensation committee and is performance based.  The program is designed to promote executive decision making and achievement that supports the realization of key overall Company financial goals. For the year 2010, the participants in the Company’s cash incentives program consisted of each of the Company’s five NEOs except Xiaopeng Xu.

In 2010, executives had target bonus opportunities ranging from 0% to 100% of base salary earnings, depending on position level and responsibility, with larger bonus opportunities provided to those with greater responsibility. The Compensation Committee establishes the guidelines under which the plan is administered, including financial performance goals and payout schedules.

The goals reflect the Company’s performance using performance measures of revenues and operating income margin.

The program provides payouts based on different levels of achievement:

The NEOs, excluding Xiaopeng Xu and Yang Yang, our Chief Operations Officer and Chief Marketing Officer, will receive 100% of bonus when either one of the following targets is met:

1.	The revenues for 2010 increase no less than 10% compared with 2009, or equal or above US$325.77 million.
2.	The operating income margin for 2010 is higher than 2009, or above 19.84%.

For Yang Yang, our Chief Marketing Officer, the bonus payout ratio is as follows:

1.	If the revenue for 2010 increases less than 10% compared with 2009, or less than US$325.77 million, no bonus will be earned.
2.	If the revenue for 2010 increases more than 10% compared with 2009, or equal to or more than US$325.77 million, 100% bonus will be earned.
3.	Additional RMB 500,000 (US$73,149) will be added to the bonus pool if the revenues for 2010 increase above 11%, and will be paid on the following condition:
(1)	The revenues for 2010 increase between 11% and 20%, 120% bonus payout;
(2)	The revenues for 2010 increase between 21% and 30%, 140% bonus payout;
(3)	The revenues for 2010 increase between 31% and 50%, 160% bonus payout;
(4)	The revenues for 2010 increase between 51% and 70%, 180% bonus payout;
(5)	Maximum: the revenues for 2010 increase above 71%, 200% bonus payout.

Since the Company did not meet its performance target for 2010, no cash bonuses will be paid for this period.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options and restricted stock awards to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Compensation Committee does not have a determined formula for determining the number of options available to be granted. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options and restricted stock awards automatically granted at the end of each fiscal quarter in accordance with the terms of the employment agreement with our executive officers, our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

The Compensation Committee carefully monitors our executive compensation programs. Although it has been our general objective to provide our NEOs with total annual compensation near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, we have also balanced this goal with the overall global market conditions and performance of the Company and to that end did not increase levels of compensation during 2010.

The respective total aggregate equity based compensation granted to each of our executive officers for the current fiscal year is the same as the aggregate value of the equity based compensation for the year ended December 31, 2009. In 2010, the equity compensation described below consisted of restricted shares to each executive. The Compensation Committee determined that it would be more prudent and attractive to executives, in light of the freezing of salaries for the 2010 fiscal year, that the Company issue to the executives restricted shares having the same aggregate equity compensation value as for the year ended December 31, 2009. With the issuance of restricted shares instead of stock options, a greater amount of shares would continue to be available under the Company’s Stock Option Plan. At the time of the award, because of the significant volatility in the marketplace and in particular the Company’s stock price, the Black Scholes calculation abnormally increased the stock option value beyond the normal inherent value thus issuing all stock options to executives would have been potentially less attractive.

Risk Analysis of Our Compensation Plans

The Compensation Committee has reviewed our compensation policies as generally applicable to our NEOs and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. The design of our compensation policies and programs encourage our NEOs to remain focused on both the short-and long-term goals of the Company. For example, while our cash bonus plans measure performance on an annual basis, our equity awards typically vest over a number of years, which we believe encourages our NEOs to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking. The Compensation Committee believes that the balance of long-term equity incentive, short-term cash incentive bonus and base salary appropriately balances both the short and long term performance goals of the Company without encouraging excessive risk related behavior. While the Compensation Committee regularly evaluates its compensation programs, the Compensation Committee believes that its current balance of incentives both adequately compensates its NEOs and does not promote excessive risk taking.

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the last three years of our company to each named executive officer.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)

Tony Liu,	2010	200,000	—	538,000	—	—	738,000
CEO and Chairman	2009	200,000	—	377,541	160,459	—	738,000
	2008	200,000	40,267	—	538,000	—	778,267

Yanchun Li,	2010	160,000	—	475,200	—	—	635,200
CFO, Director	2009	160,000	—	333,472	141,728	—	635,200
	2008	160,000	30,201	—	475,200	—	665,401

Jun Min,	2010	120,000	—	356,400	—	—	476,400
VP, Director	2009	120,000	—	250,104	106,296	—	476,400
	2008	120,000	30,201	—	356,400	—	506,601

Binsheng Li,	2010	80,000	—	293,600	—	—	373,600
Chief Accounting officer, Director	2009	80,000	—	206,034	87,566	—	373,600
	2008	80,000	20,134	—	293,600	—	393,734

Yang Yang,	2010	146,297	—	146,297	—	—	292,594
Chief Marketing Officer(4)	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—

Xiaopeng Xu,	2010	51,204	—	51,204	—	—	102,408
Chief Operating Officer(5)	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—

Wilfred Chow,	2010	—	—	—	—	186,400	186,400
Former SVP of Finance (6)	2009	190,000	—	229,472	97,528	—	517,000
	2008	190,000	40,267	—	327,000	—	557,267

(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for 2010 as provided for in their respective employment agreements.
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
(4)
On April 8, 2010, the Board of Directors of the Company approved the appointment of Mr. Yang Yang as Chief Marketing Officer of the Company.  Mr. Yang Yang’s compensation was paid to or received in Chinese Yuan Renminbi (RMB), for which the Company used an exchange rate of RMB 6.8354 to US $1 to convert the RMB amount to US dollar amount, which rate is the interbank exchange rate on the Board Approve date.

(5)
On March 10, 2010, the Board of Directors of the Company approved the appointment of Mr. Xiaopeng Xu as Chief Operating Officer of the Company. Mr. Xiaopeng Xu’s compensation was paid to or received in Chinese Yuan Renminbi (RMB), for which the Company used an exchange rate of RMB 6.8354 to US $1 to convert the RMB amount to US dollar amount, which rate is the interbank exchange rate on the Board Approve date.

(6)
On March 11, 2010, Mr. Wilfred Chow’s resignation from his position as Senior Vice President of Finance of the Company was officially approved by the Board at its audit committee meeting. Upon Mr. Chow’s departure from the Company, the monetary value of all shares of AOB’s Common Stock and options to purchase shares of AOB’s Common Stock previously granted to Mr. Chow was $186,400, which amount was exchanged for a total of 44,916 shares of AOB’s Common Stock, as calculated based upon an agreed price of $4.15 per share.

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

As of December 31, 2010, the Company granted an aggregate of 2,947,281 option and restricted stock under the 2006 Plan. For the year ended December 31, 2010, 448,361 restricted stocks were granted to the executive officers. In 2010, the Company granted the following options to the NEO’s pursuant to the 2006 Plan:

2010 Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Target) (#)(1)	Exercise or Base Price of Option Awards ($ /Sh) (2)	Closing Price on Grant Date ($ /Sh)	Grant Date Fair Value Of Stock Awards ($/Sh)	Grant Date Fair Value of Option Awards ($ /Sh)
Tony Liu	4/8/10	129,638	—	4.15	538,000	—
Yanchun Li	4/8/10	114,506	—	4.15	475,200	—
Jun Min	4/8/10	85,880	—	4.15	356,400	—
Binsheng Li	4/8/10	70,747	—	4.15	293,600	—
Yang Yang	4/8/10	35,252	—	4.15	146,297	—
Xiaopeng Xu	4/8/10	12,338	—	4.15	51,204	—

(1)
Represents the number of shares and stock options granted in 2009 under the Company’s 2006 Plan. These shares and stock options vest and become exercisable ratably in five equal annual installments beginning one year after the grant date.

(2)	Represents the exercise price for the stock options granted, which was closing price on the date of the grant.

Employment Agreements

On April 8, 2010, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer, Jun Min, our Vice President, and Binsheng Li, our Chief Accounting Officer, all of whom are also directors of the Company. On April 8, 2010, we entered into employment agreement with Yang Yang, our Chief Marketing Officer.

Tony Liu’s employment agreement has a term of one year, effective as of April 10, 2010, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 129,638 shares.  The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause or without cause pursuant to a decision by our Board of Directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 10, 2010, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 114,506 shares.  The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause or without cause pursuant to a decision by our Board of Directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 10, 2010, and provides for an annual base salary of $120,000, subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 85,880  shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Min’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Binsheng Li’s employment agreement has a term of one year, effective as of April 10, 2010, and provides for an annual base salary of $80,000, subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 70,747 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Li’s continued employment with the Company on each vesting date. Mr. Li is also entitled to an annual performance based bonus of up to US$20,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Li’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Li’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Yang Yang’s employment agreement has a term of one year, effective as of April 8, 2010, and provides for an annual base salary of RMB 1,000,000(equal to US$146,297), subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 35,252 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Yang’s continued employment with the Company on each vesting date. Mr. Yang is also entitled to an annual performance based bonus of up to RMB 500,000 (US$73,149) based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Yang’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Yang’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Since July 2009, Mr. Xu was employed by the Company as General Manager of AOB manufacturing. and Mr. Xu will perform his current services pursuant to the employment agreement entered into with the Company on July 15, 2009.  Such agreement may be terminated by the Company or Mr. Xu with or without cause.  Mr. Xu will be paid an annual salary of RMB 350,000 (equal to $51,127) and is eligible to participate in the Company’s stock and bonus plans.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2010, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through April 10, 2011:

Cash Payments
Tony Liu	$66,667
Yanchun Li	53,333
JunMin	40,000
Binsheng Li	26,667
Yang Yang	48,766
Xiaopeng Xu	17,068

2010 Outstanding Equity Awards at Year-end

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying			Number of Shares or	Market Value of Shares or
Name	Exercisable	Unexercisable	Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Units of Stock That Have Not Vested (#)	Units of Stock That Have Not Vested ($)
Tony Liu	120,000	80,000	200,000	10.74	4/20/2017
Tony Liu	44,740	67,110	111,850	8.35	4/20/2018
Tony Liu	12,156	48,624	60,780	4.01	4/10/2019	75,320	302,033
Tony Liu						129,638	538,000
Yanchun Li	96,000	64,000	160,000	10.74	4/20/2017
Yanchun Li	39,518	59,276	98,794	8.35	4/20/2018
Yanchun Li	10,737	42,948	53,685	4.01	4/10/2019	66,528	266,777
Yanchun Li						114,506	475,200
Jun Min	72,000	48,000	120,000	10.74	4/20/2017
Jun Min	29,638	44,458	74,096	8.35	4/20/2018
Jun Min	8,053	32,211	40,264	4.01	4/10/2019	49,896	200,083
Jun Min						85,880	356,400
Binsheng Li	48,000	32,000	80,000	10.74	4/20/2017
Binsheng Li	24,416	36,624	61,040	8.35	4/20/2018
Binsheng Li	6,634	26,535	33,169	4.01	4/10/2019	41,104	164,827
Binsheng Li						70,747	293,600
Yang Yang						29,190	117,050
Yang Yang						35,252	146,297
Xiaopeng Xu						12,338	51,204

Option Exercises and Stock Vested During 2010

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Tony Liu	—	—
Yanchun Li	—	—
Jun Min	—	—
Binsheng Li	—	—
Yang Yang	—	—

Compensation of Independent Directors for 2010

The annual retainer is paid to the independent directors in monthly installments in arrears. An independent director is entitled to receive each year shares of Common Stock with an aggregate value range from $65,000 to $73,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including the date of grant. The equity award to independent directors is awarded at the beginning of each year for service rendered for the preceding year. The Company allows each independent director to elect to take stock awards instead of cash compensation. The Company reimburses its independent directors for reasonable travel expenses to attend Board and Committee meetings.

The following table sets forth all compensation paid or to be paid by AOB, as well as certain other compensation paid or accrued, for each of the independent directors for 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)		Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cosimo J. Patti	50,000	65,000	(1)	—	—	—	—	115,000
Xianmin Wang	50,000	65,000	(1)	—	—	—	—	115,000
Eileen Brody	50,000	70,000	(2)	—	—	—	—	120,000
Lawrence S Wizel	50,000	73,000	(3)	—	—	—	—	123,000
Baiqing Zhang	50,000	65,000	(1)	—	—	—	—	115,000

(1)	15,845 shares of common stock to be issued were outstanding for each of the independent directors as of January 1, 2011.
(2)	19,913 shares of common stock to be issued were outstanding as of January 1, 2011.
(3)	17,795 shares of common stock to be issued were outstanding as of January 1, 2011
(4)	For awards of stock and option, the aggregate grant date fair value computed in accordance with FASB ASC 718

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Members of our Compensation Committee of the Board of Directors during 2010 were Ms. Brody and Messrs. Patti, Wizel and Wang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Eileen Brody (Chair)
Cosimo J.Patti
Xianmin Wang
Lawrence S. Wizel

(1)
The material in the Compensation Committee report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 11, 2011 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Series A Preferred Stock	Tony Liu	1,000,000	(4)	100.00%
Common Stock	Tony Liu	14,617,900	(5)	18.60%
Common Stock	Yanchun Li	989,098	(6)	1.26%
Common Stock	Jun Min	1,078,531	(7)	1.37%
Common Stock	Binsheng Li	417,047	(8)	*
Common Stock	Cosimo J. Patti	40,842	(9)	*
Common Stock	Xianmin Wang	63,264	(10)	*
Common Stock	Eileen Brody	105,033	(11)	*
Common Stock	Lawrence S. Wizel	45,945	(12)	*
Common Stock	Baiqing Zhang	40,948	(13)	*
Common Stock	Yang Yang	7,279		*
	Total Ownership of Common Stock by All Directors and Officers as a Group	17,405,932	(14)	22.15%
Common Stock	Wellington Management Company, LLP	4,593,068	(15)	5.84%

(1)
Unless otherwise indicated, the address for all named executive officers, directors and shareholders is c/o American Oriental Bioengineering, Inc., 1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town, Beijing, 100176, People’s Republic of China.

(2)
The amount of beneficial ownership includes the number of shares of Common Stock and/or Series A Preferred Stock, plus, in the case of each of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of March 11, 2011 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(3)	Based upon 78,598,604 shares outstanding as of March 11, 2011.
(4)	Through his Common Stock and Series A Preferred Stock ownership, currently, Mr. Liu has voting power equal to approximately 38.88% of our voting securities.
(5)	Includes 251,422 shares of common stock issuable upon exercise of options.
(6)	Includes 208,750 shares of common stock issuable upon exercise of options.
(7)	Includes 156,563 shares of common stock issuable upon exercise of options.
(8)	Includes 113,892 shares of common stock issuable upon exercise of options.
(9)	Includes 15,845 shares of common stock issuable for services rendered in 2010.
(10)	Includes 15,845 shares of common stock issuable for services rendered in 2010.
(11)	Includes 19,913 shares of common stock issuable for services rendered in 2010.
(12)	Includes 17,795 shares of common stock issuable for services rendered in 2010.
(13)	Includes 15,845 shares of common stock issuable for services rendered in 2010.
(14)	Includes 2,919 shares of Common Stock owned by Xiaoliang Wang, our President of Research and Development.
(15)
Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own 4,593,068 shares of the Issuer which are held of record by clients of Wellington Management Company, LLP.  These securities are owned of record by clients of Wellington Management Company, LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.  The business address of Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2011.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions, since January 1, 2010, the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest. It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

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

On August 7, 2009, the Audit Committee of the Board of Directors of the Company approved the engagement of Ernst & Young Hua Ming as the Company’s independent registered public accounting firm for the year ending December 31, 2010.  On August 10, 2009, the Board of Directors of the Company terminated the engagement of Weinberg & Company, P.A. as the independent registered public accounting firm of the Company, effective immediately.

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

2010:	$1,680,000	Ernst & Young Hua Ming.

2010:	$0	Weinberg & Company, P.A.

2009:	$1,467,000	Ernst & Young Hua Ming.

2009:	$376,293	Weinberg & Company, P.A.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above were approximately:

2010:	$0	Ernst & Young Hua Ming.

2010:	$32,775	Weinberg & Company, P.A.

2009:	$0	Ernst & Young Hua Ming.

2009:	$0	Weinberg & Company, P.A.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2010:	$266,942	Ernst & Young Hua Ming.

2009:	$7,000	Weinberg & Company, P.A.

We incurred these fees due to the preparation of our tax returns.

All Other Fees

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported under Audit Fees and Tax Fees above, were approximately:

2010:	$0	Ernst & Young Hua Ming.

2009:	$27,222	Weinberg & Company, P.A.

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

(a) The following documents are filed as part of this report:

1. Financial Statements

See ITEM 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or are not applicable.

3. The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

●	2006 Equity Incentive Plan
●	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Tony Liu
●	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yanchun Li
●	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Jun Min
●	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Binsheng Li
●	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yang Yang
●	Executive Employment Agreement dated as of July 15, 2009 between the Company and Xiaopeng Xu

(b) The exhibits listed on the Exhibit Index are filed as part of this report

(c) Not applicable.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
 Fiscal Years Ended December 31, 2010, 2009 and 2008

Description	Balance at December 31, 2007	Additions		Deductions	Balance at December 31, 2008	Additions		Deductions	Balance at December 31, 2009	Additions		Deductions	Balance at December 31, 2010
		(1) Charged to costs and expenses	(2) Charged to other accounts			(1) Charged to costs and expenses	(2) Charged to other accounts			(1) Charged to costs and expenses	(2) Charged to other accounts
Allowance for doubtful accounts	$302,270			$75,940	$226,330	$296,567			$522,897	$164,982			$687,879
Allowance for inventories	$237,427			$69,998	$167,429			$131,587	$35,842			$13,108	$22,734

EXHIBIT INDEX

Reg. S-K Exhibit Table Item No.	Description of Exhibit
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

10.10(a)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Tony Liu, filed herewith.

10.10(b)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yanchun Li, filed herewith.

10.10(c)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Jun Min, filed herewith.

10.10(d)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Binsheng Li, filed herewith.

10.10(e)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yang Yang, filed herewith.

10.11	Stock Award and Non-Qualified Stock Option Grant Agreement (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2010).

10.12
Executive Employment Agreement dated as of July 15, 2009 between the Company and Xiaopeng Xu (incorporated by reference from the Current Report on Form 8-K, filed with the Commission on March 17, 2011).

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

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

Date: March 15, 2011	By:	/s/ Tony Liu
Tony Liu
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2011
Tony Liu	(Principal Executive Officer)

/s/ Yanchun Li	Chief Financial Officer, Secretary and Director	March 15, 2011
Yanchun Li	(Principal Financial Officer)

/s/ Jun Min	Vice President and Director	March 15, 2011
Jun Min

/s/ Binsheng Li	Chief Accounting Officer and Director	March 15, 2011
Binsheng Li	(Principal Accounting Officer)

/s/ Cosimo J. Patti	Independent Director	March 15, 2011
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	March 15, 2011
Xianmin Wang

/s/ Eileen Brody	Independent Director	March 15, 2011
Eileen Brody

/s/ Lawrence S. Wizel	Independent Director	March 15, 2011
Lawrence S. Wizel

/s/ Baiqing Zhang	Independent Director	March 15, 2011
Baiqing Zhang

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE	2-3	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	4-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	6	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

PAGE	7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

PAGE	8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

PAGE	9-33	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. at December 31, 2010 and 2009, and the consolidated results of its operation and its cash flow for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young Hua Ming
Shanghai, The People’s Republic of China
March 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American Oriental Bioengineering, Inc.:

We have audited the accompanying consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows of American Oriental Bioengineering, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2008.  Our audit also included the financial statement schedule on page 65 for the year ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.  As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nuo Hua Investment Company Ltd., which was acquired October 18, 2008, and Guangxi HuiKe Pharmaceutical Research and Development Co., ltd., which was acquired October 20, 2008, and whose combined financial statements constitute 11% and 10% of net and total assets, respectively, and 2% of revenues and (25%) of net income of the consolidated financial statements as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Nuo Hua Investment Company Ltd. and GuangXi HuiKe Pharmaceutical Research and Development Co., Ltd. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Oriental Bioengineering, Inc. and Subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Weinberg & Company, P.A.
Boca Raton, Florida
February 27, 2009

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$94,568,520	$91,126,486
Restricted cash	537,297	3,298,379
Accounts and notes receivable, net	80,598,919	57,504,454
Inventories, net	12,665,586	10,015,711
Advances to suppliers and prepaid expenses	14,246,144	13,901,180
Deferred tax assets	649,503	824,451
Other current assets	2,986,005	1,246,647
Total Current Assets	206,251,974	177,917,308

LONG-TERM ASSETS
Property, plant and equipment, net	109,547,616	95,468,265
Land use rights, net	155,433,311	153,604,196
Other long term assets	8,167,880	7,909,086
Construction in progress	22,516,044	28,975,386
Other intangible assets, net	14,889,127	18,695,554
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	59,068,491	57,325,887
Deferred tax assets	147,024	134,268
Unamortized financing cost	2,359,404	3,287,694
Total Long-Term Assets	405,293,018	398,564,457
TOTAL ASSETS	$611,544,992	$576,481,765

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31,
	2010	2009

CURRENT LIABILITIES
Accounts payable	$10,716,686	$7,497,143
Notes payable	537,297	3,392,575
Other payables and accrued expenses	18,039,557	22,320,757
Taxes payable	1,237,169	947,338
Short-term bank loans	6,957,258	10,384,368
Current portion of long-term bank loans	61,405	60,108
Other liabilities	6,284,107	2,199,280
Deferred tax liabilities	243,304	172,473
Total Current Liabilities	44,076,783	46,974,042

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	679,866	743,957
Deferred tax liabilities	15,837,479	15,961,465
Unrecognized tax benefits	5,050,157	2,746,561
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	136,567,502	134,451,983
TOTAL LIABILITIES	180,644,285	181,426,025

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,598,604 and 78,321,439 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	78,598	78,321
Common stock to be issued	350,500	388,000
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	203,322,671	199,829,921
Retained earnings (the restricted portion of retained earnings is $26,471,124 and $23,757,901 at December 31, 2010 and December 31, 2009, respectively)	207,515,104	191,173,754
Accumulated other comprehensive income	49,126,251	33,050,224
Total Shareholders’ Equity	430,395,508	394,522,604
Non-controlling Interest	505,199	533,136
TOTAL EQUITY	430,900,707	395,055,740
TOTAL LIABILITIES AND EQUITY	$611,544,992	$576,481,765

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Revenues	$305,944,085	$296,150,780	$264,643,058
Cost of sales	148,186,531	129,367,775	91,031,274
GROSS PROFIT	157,757,554	166,783,005	173,611,784

Selling, general and administrative expenses	66,439,702	62,164,936	57,849,286
Advertising costs	38,920,905	31,896,992	34,102,538
Research and development costs	15,365,131	7,922,357	1,528,991
Depreciation and amortization expenses	6,662,237	6,038,625	4,383,215
Purchased in-process research and development expenses	—	—	12,255,248
Total operating expenses	127,387,975	108,022,910	110,119,278

INCOME FROM OPERATIONS	30,369,579	58,760,095	63,492,506

Equity in earnings (losses) from unconsolidated entities	384,991	2,075,139	(1,132,986)
Interest expense, net	(5,900,055)	(5,746,382)	(2,571,015)
Other expenses, net	(204,736)	(569,661)	(65,843)
INCOME BEFORE INCOME TAX	24,649,779	54,519,191	59,722,662
Income tax	8,336,366	13,216,986	12,635,472
NET INCOME	16,313,413	41,302,205	47,087,190
Net loss (income) attributable to non-controlling interest	27,937	118,945	(27,575)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	16,341,350	41,421,150	47,059,615

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	16,076,027	1,362,038	15,767,870
OTHER COMPREHENSIVE INCOME	16,076,027	1,362,038	15,767,870

COMPREHENSIVE INCOME	$32,417,377	$42,783,188	$62,827,485
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.56	$0.62
Diluted	$0.22	$0.53	$0.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,810,016	74,612,602	76,504,035
Diluted	75,724,826	89,286,621	82,254,185

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Total American Oriental Bioengineering, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward Repurchase Contract	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre-hensive Income	Non-controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2007	1,000,000	$1,000	77,991,935	$77,992	$1,611,333	$—	$193,474,941	$102,692,989	$15,920,316	$—	$313,778,571

Common stock issued for director services	—	—	26,581	26	(285,333)	—	285,307	—	—	—	—
Common stock to be issued for director services	—	—	—	—	376,335	—	—	—	—	—	376,335
Common stock issued for consulting services	—	—	26,748	27	—	—	259,973	—	—	—	260,000
Stock-based compensation to employees	—	—	—	—	—	—	1,700,671	—	—	—	1,700,671
Prepaid forward repurchase contract	—	—	—	—	—	(29,998,616)	—	—	—	—	(29,998,616)
Exercise of warrants	—	—	204,000	204	(1,326,000)	—	1,325,796	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	624,506	624,506
Foreign currency translation	—	—	—	—	—	—	—	—	15,767,870		15,767,870
Net income	—	—	—	—	—	—	—	47,059,615	—	27,575	47,087,190

BALANCE AT DECEMBER 31, 2008	1,000,000	$1,000	78,249,264	$78,249	$376,335	$(29,998,616)	$197,046,688	$149,752,604	$31,688,186	652,081	$349,596,527

Common stock issued for director services	—	—	42,471	42	(376,335)	—	376,293	—	—	—	—
Common stock to be issued for director services	—	—	—	—	388,000	—	—	—	—	—	388,000
Common stock issued for consulting services	—	—	29,704	30	—	—	160,770	—	—	—	160,800
Stock-based compensation to employees	—	—	—	—	—	—	2,246,170	—	—	—	2,246,170
Foreign currency translation	—	—	—	—	—	—	—	—	1,362,038	—	1,362,038
Net income / (loss)	—	—	—	—	—	—	—	41,421,150	—	(118,945)	41, 302,205

BALANCE AT DECEMBER 31, 2009	1,000,000	$1,000	78,321,439	$78,321	$388,000	$(29,998,616)	$199,829,921	$191,173,754	$33,050,224	533,136	$395,055,740

Common stock issued for director services	—	—	80,375	80	(388,000)	—	387,920	—	—	—	—
Common stock to be issued for director services	—	—	—	—	350,500	—	—	—	—	—	350,500
Common stock issued for consulting services	—	—	93,462	94	—	—	418,923	—	—	—	419,017
Stock-based compensation to employees	—	—	—	—	—	—	2,686,010	—	—	—	2,686,010
Exercise of common stock awards to employees	—	—	103,328	103	—	—	(103)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	16,076,027	—	16,076,027
Net income / (loss)	—	—	—	—	—	—	—	16,341,350	—	(27,937)	16,313,413

BALANCE AT DECEMBER 31, 2010	1,000,000	$1,000	78,598,604	$78,598	$350,500	$(29,998,616)	$203,322,671	$207,515,104	$49,126,251	$505,199	$430,900,707

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,313,413	$41,302,205	$47,087,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,704,743	12,439,088	9,919,809
Amortization of deferred issuance cost	928,289	928,289	425,466
Loss on disposal of property, plant and equipment	89,760	15,039	29,890
Stock-based consulting expenses	168,092	164,600	268,500
Purchased in-process research and development	—	—	12,255,248
Provision for (reversal of) doubtful accounts and slow moving inventories	142,836	164,980	(200,683)
Deferred taxes	(402,537)	(978,175)	1,205,733
Stock-based compensation expenses	2,686,010	2,246,173	1,700,671
Equity in (earnings) losses from unconsolidated entities	(384,991)	(2,075,139)	1,131,647
Independent director stock compensation	350,500	388,000	376,335
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts and notes receivable	(23,247,668)	(20,111,898)	(14,542,181)
Inventories	(2,639,009)	3,153,553	745,267
Advances to suppliers and prepaid expenses	(320,239)	(18,152,003)	939,249
Other current assets	(1,685,995)	(480,066)	1,185,707
Increase (decrease) in:
Accounts payable	2,016,701	(4,790,744)	4,854,620
Other payables and accrued expenses	(5,365,288)	2,224,217	11,927,197
Taxes payable	289,831	526,668	(2,427,886)
Other liabilities	4,085,209	(52,716)	(2,071,912)
Unrecognized tax benefits	2,303,596	2,746,561	—
Net cash provided by operating activities	8,033,253	19,658,632	74,809,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,025,842)	(1,117,992)	(48,561,170)
Purchases of construction in progress	(5,037,826)	(2,861,461)	(24,574,369)
Purchase of land use rights and other intangible assets	(18,032)	(1,119,264)	(99,546,611)
Purchases of subsidiaries, net of cash acquired	—	—	(53,055,492)
Refundable deposit	—	6,397,106	(2,917,734)
Deposit for long-term assets	(27,502)	—	(6,347,174)
Investments in and advances to equity investments	(53,838)	(238,795)	(22,379,659)
Proceeds from disposal of property, plant and equipment	255	93,764	8,116
Net cash (used in) provided by investing activities	(6,162,785)	1,153,358	(257,374,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	6,764,562	10,682,945	9,480,315
Repayment of bank loans	(10,634,641)	(8,875,954)	(11,467,826)
Net proceeds from convertible notes		—	110,358,550
Prepaid forward repurchase contract		—	(29,998,616)
Net cash (used in) provided by financing activities	(3,870,079)	1,806,991	78,372,423
Effect of exchange rate changes on cash and cash equivalents	5,441,645	446,736	5,842,497
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,442,034	23,065,717	(98,349,306)
Cash and cash equivalents, beginning of year	91,126,486	68,060,769	166,410,075
CASH AND CASH EQUIVALENTS, END OF YEAR	$94,568,520	$91,126,486	$68,060,769
SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions:
Conversion of promissory note to investment in equity investments	—	4,759,612	—
Cash paid during the period for:
Interest paid	$6,252,963	$6,236,504	$778,013
Income taxes paid	$6,658,671	$11,401,681	$14,909,132

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

Name of Subsidiary	Principal activities	Acquired	Percentage of ownership December 31, 2010
Harbin Three Happiness Bioengineering Co., Ltd. (“Three Happiness”)	Manufacture and commercialize a broad range of branded pharmaceutical and nutraceutical products	Dec 2001	100%

Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. (“HSPL”)	Manufacture and commercialize an anti-viral injection powder, a prescription pharmaceutical product	Sept 2004	100%

Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”)	Manufacture and commercialize a series of pharmaceutical products that focus on women’s health	Apr 2006	100%

Heilongjiang Qitai Pharmaceutical Co., Ltd. (“HQPL”)	Wholesale of pharmaceutical and nutraceutical products	Jul 2006	100%

Changchun Xinan Pharmaceutical Co., Ltd. (“CCXA”)	Manufacture and distribute a broad range of generic pharmaceutical products	Sept 2007	100%

Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”)	Manufacture and commercialize pharmaceutical products that alleviate nasal congestion and provide sinus relief	Oct 2007	100%

Shen zhen Nuo Hua Trading Co., Ltd. (“Nuo Hua”)	Wholesale and retail of pharmaceutical and nutraceutical products	Oct 2008	100%

GuangXi HuiKe Research and Development Co., Ltd. (“GHK”)	Pharmaceutical research and products development	Oct 2008	100%

Aoxing Pharmaceutical Company, Inc. (“AXN”)	Manufacture and commercialize pain management pharmaceutical products	Apr 2008	36.1%

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is US$, while that of the Company’ subsidiaries operating in the PRC is Renminbi (“RMB”), as determined based on the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ ASC”) 830 “Foreign Currency Matters”.

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on December 31, 2010. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	2010	2009	2008
Year end RMB : US$ exchange rate	6.6118	6.8372	6.8542
Average yearly RMB : US$ exchange rate	6.7245	6.8457	7.0842

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

For the year ended December 31, 2008 and 2009, the Company offered sales rebates to its major customers based on collections made during the year, provided that the customers make payments prior to certain days after year end. The rebates are calculated based on different percentages depending on settlement methods, which include settling by cash or notes receivable. Customers are entitled to either cash rebates or receiving additional free inventories based on predetermined prices. In accordance with FASB ASC 605, the Company accounted for estimated cash settlement as sales discount, and estimated free inventories as cost of sales, upon recognition of revenue. Such estimation is based on maximum exposure the Company potentially will offer in rebates, and subsequently true up at year end. No sales rebates were offered by the Company to its customers for the year ended December 31, 2010.

Cost of Sales

Cost of sales includes direct and indirect production costs, as well as freight in and handling costs for products sold.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, benefits and other staff-related costs associated with sales and marketing, finance and other administrative personnel; facilities and overhead costs; legal expenses and other general and administrative costs. SG&A expenses also include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10 “Income Taxes-Overall”. The Company has elected to classify interest and penalties related to an uncertain position, if and when required, as part of interest expenses and other expenses, respectively, in the consolidated statements of income and comprehensive income.

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

Accounts and Notes Receivable

Accounts and notes receivable are carried at net realizable value. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. A receivable is written off after all collection effort has ceased.

Financing Costs

Financing costs represent the incurred costs directly attributable to the issuance of the convertible notes. These costs, presented as non-current assets, are deferred and amortized ratably using the effective interest method from the debt issuance date over the earliest redemption date of the convertible notes. If the notes are converted prior to the debt maturity date, the unamortized financing costs will be transferred to equity immediately upon occurrence of such an event.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the weighted average method. Costs of raw materials and consumables and packaging materials are based on purchase costs while costs of work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts and notes receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term loans approximate their fair values due to the fact that the interest rates on these loans are reset each year based on prevailing market interest rates. The convertible notes are initially recognized based on residual proceeds after allocation to the derivative financial liabilities, if any, at fair value and subsequently carried at amortized cost using the effective interest rate method, with any accrued and unpaid interest included under other payables and accrued expenses.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Intangible Assets

Other intangible assets include product licenses, trademarks, patents and proprietary technologies, which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Proprietary technologies are recorded as an intangible asset only if regulatory approval from the Chinese State Food and Drug Administration, or SFDA, has been obtained and for which the re-registration of the proprietary technologies with the SFDA by the Company in its name is determined to be reasonably assured or perfunctory. The amortization of such intangible assets will not commence until the technology has been re-registered with the SFDA and hence ready for its intended use.  The cost of the product licenses are amortized over their licensed period of 2 to 12 years; the cost of trademarks are amortized over their registered period of 2 to 10 years; the cost of patents are amortized over their protection period of 7 to 20 years and the cost of proprietary technologies is amortized over its protection period of 10 years. The weighted-average  amortization period of product licenses, trademarks, patents and proprietary technologies are 7.56 years, 6.40 years, 12.85 years and 9.42 years, respectively.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

The annual evaluation of impairment of goodwill involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company utilizes a two-step method to perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

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

No impairment loss is subsequently reversed even if facts and circumstances indicate recovery. There was no impairment loss recognized for the years presented.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820)”: Improving Disclosures about Fair Value Measurements.  This amendment to ASC Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The provisions of ASU 2010-06 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in ASC Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in ASC Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in ASU 2010-11 because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued an Accounting Standards Update 2010-28(“ASU 2010-28”), “Intangibles—Goodwill and Other (Topic 350)”.  ASU 2010-28 amends ASC Topic 350.  ASU 2010-28 clarifies the requirement to test for impairment of goodwill.  ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value.  Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted.  The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable is net of provision for doubtful debts. Provision for doubtful debt activity is as follows:

	December 31,
	2010	2009
Beginning balance	$522,897	$226,330
Provision for doubtful debts	164,982	296,567
Reversal	-	-
Written off	-	-
Ending balance	$687,879	$522,897

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	December 31,
	2010	2009
Raw materials	$6,902,658	$4,599,700
Work in process	2,274,499	2,407,927
Finished goods	3,511,163	3,043,926
Total inventories	12,688,320	10,051,553
Less: provision against slow-moving inventories	(22,734)	(35,842)
Inventories, net	$12,665,586	$10,015,711

 As of December 31, 2010 and 2009, raw materials included capitalized agricultural costs of $190,697 and nil, respectively.

NOTE 6 - ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	December 31,
	2010	2009
Advance to suppliers	$12,292,689	$11,876,655
Prepaid expenses	1,953,455	2,024,525
Advances to suppliers and prepaid expenses	$14,246,144	$13,901,180

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development. The prepayment is amortized over the contract period of the research and development contracts.

NOTE 7 - LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2010	2009
Cost of land use rights	$165,625,682	$160,165,545
Less: Accumulated amortization	(10,192,371)	(6,561,349)
Land use rights, net	$155,433,311	$153,604,196

As of December 31, 2010 and 2009, the net book value of land use rights pledged as collateral was $20,729,293 and $48,101,071, respectively. See Note 15.

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $3,329,633, $3,239,304 and $1,357,929, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Amortization expense for the next five years and thereafter is as follows:

2011	$(3,385,222)
2012	$(3,385,222)
2013	$(3,385,222)
2014	$(3,385,222)
2015	$(3,385,222)
Thereafter	$(138,507,201)
Total	$(155,433,311)

NOTE 8 - CONSTRUCTION IN PROGRESS

Construction in progress as of December 31, 2010 and 2009 was $22,516,044 and $28,975,386, respectively. Construction in progress represents the construction for production lines and buildings. The Company capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the years ended December 31, 2010, 2009 and 2008 amounted to $7,582,137, $7,168,444 and 3,879,759, respectively.

Total interest costs capitalized as part of construction in progress for the years ended December 31, 2010, 2009 and 2008 amounted to $1,330,488, $816,392 and nil, respectively. Capitalized interest included in construction in progress was $1,640,632 and $816,392 as of December 31, 2010 and 2009, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2010	2009
At cost:
Buildings	$104,865,498	$91,565,622
Machinery and equipment	23,512,674	21,016,658
Motor vehicles	1,568,813	1,535,238
Office equipment	2,529,352	2,157,528
Other equipment	3,996,164	610,945
	136,472,501	116,885,991
Less : Accumulated depreciation
Buildings	(9,278,438)	(6,600,971)
Machinery and equipment	(14,438,180)	(12,483,002)
Motor vehicles	(1,331,806)	(1,130,968)
Office equipment	(1,458,772)	(1,037,234)
Other equipment	(417,689)	(165,551)
	(26,924,885)	(21,417,726)
Property, plant and equipment, net	$109,547,616	$95,468,265

As of December 31, 2010 and 2009, the net book value of property, plant and equipment pledged as collateral for bank loans was $6,243,893 and $13,615,710, respectively. See Note 15.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $5,014,924, $4,142,651 and $3,396,747, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets are summarized as follows:

	December 31,
	2010	2009
At cost:
Product licenses	$16,053,679	$15,524,443
Trademarks	10,945,759	10,584,914
Patents	4,972,016	4,808,103
Proprietary technology	291,990	282,364
Software	94,488	73,822
	32,357,932	31,273,646
Less: Accumulated amortization
Product licenses	$(8,891,025)	$(6,396,185)
Trademarks	(6,009,283)	(4,168,125)
Patents	(2,448,111)	(1,935,171)
Proprietary technology	(100,775)	(67,468)
Software	(19,611)	(11,143)
	(17,468,805)	(12,578,092)
Other intangible assets, net	$14,889,127	$18,695,554

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $4,354,074, $5,049,117 and $5,165,133, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$(3,508,922)
2012	(3,508,922)
2013	(3,508,922)
2014	(1,688,771)
2015	(1,153,568)
Thereafter	(1,520,022)
Total	$(14,889,127)

NOTE 11 - INVESTMENTS IN AND ADVANCES TO EQUITY INVESTMENTS

Long-term investments and advances include our equity investment in Aoxing Pharmaceutical Company, Inc. (“AXN”), Nuo Hua Affiliate and Hezhou Jinji Color Printing Co., Ltd. (“Jinji”). AXN is a PRC-based pharmaceutical company, listed on the NYSE AMEX, specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Nuo Hua Affiliate maintains a presence in pharmaceutical wholesale and retail distribution in the PRC. Jinji is a color printing company focusing on the printing of external packaging materials. Long-term investments are accounted for using the equity accounting method.

As of December 31, 2010, the Company owns a 36.1% equity interest in AXN through an initial $18 million direct investment of its common stock in April 2008 and a subsequent conversion of a promissory note into additional common stock in August 2009. The promissory note represents an advance of RMB30 million to AXN in May 2008. Upon conversion, the balance of such advance was reclassified to investment. The Company owns a 30% equity interest in Nuo Hua Affiliate through the acquisition of Nuo Hua in October 2008 and the Company owns a 40% equity interest in Jinji through the acquisition of GLP in April 2006. The cost of investments in excess of the estimate of the underlying equity in net assets at the time of the investments was goodwill of $1,369,799.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes the changes in investments in and advances to equity investments as of and for the years ended December 31, 2010, 2009 and 2008.

	AXN	Nuo Hua Affiliate	Jinji	Total
At December 31, 2008
Cost of investments:	$18,000,000	$32,999,023	$86,067	$51,085,090
Share of equity income (loss):	(1,580,344)	773,415	42,303	(764,626)
Advances:	4,520,209	—	122,391	4,642,600
Long-term investments and advances:	20,939,865	33,772,438	250,761	54,963,064

Add (subtract) during the year ended December 31, 2009
Cost of investments:	4,759,612	—	—	4,759,612
Share of equity income (loss):	(328,900)	2,401,186	2,853	2,075,139
Advances:	(4,516,909)	—	(41,332)	(4,558,241)
Foreign currency translation gain	—	85,989	324	86,313

At December 31, 2009
Cost of investments:	22,759,612	32,999,023	86,067	55,844,702
Share of equity income (loss):	(1,909,244)	3,260,590	45,480	1,396,826
Advances:	3,300	—	81,059	84,359
Long-term investments and advances:	$20,853,668	$36,259,613	$212,606	$57,325,887

Add (subtract) during the year ended December 31, 2010
Cost of investments:	—	—	—	—
Share of equity income (loss):	(1,947,002)	2,331,440	553	384,991
Advances:	(3,300)	—	58,195	54,895
Foreign currency translation gain	—	1,298,203	4,515	1,302,718

At December 31, 2010
Cost of investments:	22,759,612	32,999,023	86,067	55,844,702
Share of equity income (loss):	(3,856,246)	6,890,233	50,548	3,084,535
Advances:	—	—	139,254	139,254
Long-term investments and advances:	$18,903,366	$39,889,256	$275,869	$59,068,491

The advances to AXN and Jinji were unsecured, non-interest-bearing and repayable on demand.

As of December 31, 2010 and 2009, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:

	December 31,
	2010	2009
Investment in AXN based on quoted market price	$46,841,875	$33,578,405
Carrying amount of investment in AXN	$18,903,366	$20,850,368

NOTE 12 - OTHER LONG-TERM ASSETS

	December 31,
	2010	2009
Payment for long-term supply contract	$7,724,069	$7,469,432
Deposits for long-term assets	443,811	439,654
Other long-term assets	$8,167,880	$7,909,086

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment for long-term supply contract represents a payment for a long-term supply contract entered into with a third party on October 17, 2009 to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), a major raw material of a subsidiary of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from certain plant which requires a three-year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at fair value when delivered. The payment will be amortized to inventory upon delivery of the raw material. The Company assesses the impairment of the payment as of each balance date. As of December 31, 2010 and 2009, no impairment was recognized.

Deposits for long term assets are refundable deposits to acquire land use rights located in the PRC. The long-lived assets to be acquired will be for use in the expansion of some of the Company's current manufacturing facilities and are not intended for resale by the Company. The deposits will be reclassified to the respective accounts under long-lived assets upon the transfers of legal title.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

The components of other payables and accrued expenses are as follows:

	December 31,
	2010	2009
Other taxes payable	$295,702	$616
Other payables	9,378,014	10,152,627
Accrued expenses	8,365,841	12,167,514
Other payables and accrued expenses	$18,039,557	$22,320,757

Other payables balance mainly represent VAT-output for manufacturing subsidiaries.

Accrued expenses mainly represent promotional fee, interest expenses accrued on convertible notes and other banks loans and accrued advertisement expenses.

NOTE 14 - OTHER LIABILITIES

	December 31,
	2010	2009
Due to employees	$2,803,189	$784,249
Advances from customers	2,194,450	400,260
Other current liabilities	1,286,468	1,014,771
Other liabilities	$6,284,107	$2,199,280

Due to employees mainly represent deposits collected from our salesman to encourage receivables collection.

Advances from customers mainly represent cash received for goods not yet delivered to customer.

NOTE 15 - DEBT

Short-term bank loans are obtained from local banks. All of the short-term bank loans are repayable within one year and are secured by property, plant and equipment and land use rights owned by the Company. See Notes 7 and 9.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term loans are summarized as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2010
1.	March 5, 2011	5.310~5.560%	$756,224
2.	April 14, 2011	5.310%	1,512,446
3.	May 21, 2011	5.310~5.560%	756,224
4.	May 31, 2011	5.310~5.560%	756,224
5.	June 5, 2011	5.310~5.560%	453,734
6.	June 13, 2011	5.310~5.560%	453,734
7.	July 20, 2011	5.310%	756,224
8.	July 20, 2011	5.310%	756,224
9.	September 27, 2011	5.310~5.560%	756,224
			$6,957,258

No.	Due Date	Interest Rate Per Annum	December 31, 2009
1.	March 25,2010	5.31%	$731,294
2.	April 23, 2010	5.31%	1,462,587
3.	May 13, 2010	5.31%	731,294
4.	May 27, 2010	5.31%	731,294
5.	June 12, 2010	5.31%	877,551
6.	September 2, 2010	6.11%	731,294
7.	September 23, 2010	6.11%	731,294
8.	July 20, 2010	5.31%	1,462,586
9.	August 6, 2010	5.84%	2,193,880
10.	October 29, 2010	5.31%	731,294
			$10,384,368

Long-term loans include a mortgage loan that bears interest on daily balances at 2.50% per annum below HSBC HKD best lending rate and is repayable over 15 years. Long-term loans are summarized as follows:

	December 31, 2010	December 31, 2009
Loan from HSBC, due December 31, 2021 and secured by the office in CNT Tower	$741,271	$804,065
Total long-term loans	741,271	804,065
Less: current portion of long-term loans	61,405	60,108
Long-term portion	$679,866	$743,957

The repayment schedule is as follows:

No.	Due Date	Interest Rate Per Annum	December 31, 2010
1.	December 31, 2011	2.50%	$61,405

Current portion of long-term loans			61,405

2.	December 31, 2012	2.50%	62,956
3.	December 31, 2013	2.50%	64,550
4.	December 31, 2014	2.50%	66,182
5.	December 31, 2015	2.50%	67,856
	Thereafter	2.50%	418,322
Long-term portion			679,866
			$741,271

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unused lines of credit for short-term financing and the weighted average interest rate on short-term borrowings outstanding are as follows:

	Years Ended December 31,
	2010	2009	2008
Unused lines of credit	$—	$—	$—

	Years Ended December 31,
	2010	2009	2008
Weighted average interest rate	$5.40%	$6.25%	$7.26%

Interest expense for all outstanding debt excluding the convertible notes was $505,425, $1,418,444, and $1,244,411 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 16 - CONVERTIBLE NOTES

On July 15, 2008, the Company closed a private offering and issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2015 (the “Notes”). The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were $110,474,993, after deducting the placement agents’ commission and offering expenses payable by the Company.

The following is a brief summary of certain terms of this offering.

●	Total offering is $115,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due on July 15, 2015.

●	Interest at 5.00% per year, payable semiannually in arrears in cash.

●
The Notes are convertible, at the option of the holder, at any time prior to the close of business on the second business day preceding the maturity date based on an initial conversion rate of 107.6195 shares per $1,000 principal amount of Notes, which represents an initial conversion price of $9.29 per share.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The VWAP of the Company’s common stock for each of the 30 consecutive trading days ending on January 15, 2009 was $6.02 per share and as such, the initial conversion price of $9.29 per share was adjusted to $8.08 on January 15, 2009.

The effective interest rate on the convertible notes for the years ended December 31, 2010, 2009 and 2008 was 5.945%.

The amount of interest cost recognized for the years ended December 31, 2010, 2009 and 2008 was $5,750,000, $5,750,000 and $2,635,417, respectively.

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

The $30 million cost of the forward stock repurchase transaction qualifies as an equity transaction and was separately presented under shareholders’ equity in the balance sheet without subsequent recognition of changes in fair value. The prepaid forward repurchase contract contains an embedded equity forward derivative that is contingently cash settleable based on certain events.  The contingent cash settlement feature was bifurcated from the prepaid forward repurchase contract but its value was insignificant for any of the years presented.

  The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The fact that the Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. The Company will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the Notes.

NOTE 18 - SHAREHOLDERS’ EQUITY

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

Common Stock

Stock-Based Compensation

At the Annual Shareholders’ Meeting held on October 21, 2006, the shareholders of the Company approved the stock incentive plan (the “2006 Plan”), which allows the Company’s Board of Directors, at its discretion, to offer stock options and common stock awards to employees, directors and consultants of the Company.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Awards issued to consultants and employee directors

Common stock awards are issued to consultants as partial payment in connection with the consulting services rendered or to be rendered, or to directors as compensation for participating in the Company’s board meetings. Number of shares granted and expenses recognized were insignificant during the years presented.

In connection with common stocks awards described above, the Company recorded “Common stock to be issued” for vested but yet to be issued shares. Number of shares to be issued was insignificant during the years presented.

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

Stock options

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Grant Date	April 10, 2009	November 25, 2008	April 9, 2008	August 20, 2007	April 20, 2007

Risk-free interest rate	2.33%	2.41%	2.93%	4.45%	4.59%
Expected term	6.5	6.5	6.5	6.5	6.5
Expected volatility	65.70%	64.81%	56.89%	71.71%	74.69%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Fair value of share option	2.64	3.34	4.81	5.87	7.44

The model requires the input of subjective assumptions including the expected stock price volatility and the expected dividend yield. The Company uses historical experience of employee turnover and future expectation to estimate forfeiture rate. For expected volatilities, the Company has made reference to historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield in effect at the time of grant.

The Company recorded $1,898,552, $1,922,769 and $1,700,670 compensation cost for years ended December 31, 2010, 2009 and 2008, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in selling, general and administrative expenses. The total fair value of the options granted to employees at the respective grant dates was $9,492,751, of which the unrecognized portion of $3,636,176 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 2.2 years as of December 31, 2010.

The expected forfeiture rate of the stock options granted as of December 31, 2010 is 0%.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price

Outstanding as of January 1, 2009	1,697,763	$8.68
Granted	338,440	$4.01
Exercised	—	$—
Cancelled/Forfeited	—	$—

Outstanding as of January 1, 2010	2,036,203	$7.91
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(204,925)	$8.73
Outstanding as of December 31, 2010	1,831,278	$7.81

Vested and expected to vest as of December 31, 2010	1,831,278

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$8.54 - 10.74	869,500	$9.96	6.45	521,700	$9.96
$4.95 - 8.35	660,280	$6.73	7.61	264,112	$6.73
$4.01	301,498	$4.01	8.33	60,299	$4.01
	1,831,278			846,111

Options granted have no intrinsic value at grant date and at the date of these financial statements as the exercise price of all vested and unvested options was higher than the market price.

The weighted average fair value per share of the 1,831,278 options issued under the Company’s 2006 Plan is $5.18 per share. As of December 31, 2010, the Company has 846,111 outstanding vested stock options, with an exercise price above the average market price.

Common Stock Awards

On April 10, 2009 and April 8, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of common stock awards to the Company’s executive officer and certain senior management members. Common stocks awards granted vest over a five-year service period. Compensation expense is recognized for the fair value of common stocks on the grant date on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the common stocks awards under the 2006 Plan.

The expected forfeiture rate of the common stock awards granted as of December 31, 2010 is 0%.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s common stock awards for the year ended December 31, 2010:

	Number of Common Stocks	Weighted Average Grant Date Fair Value
Non-vested common stocks at beginning of year	573,867	$4.01
Granted	599,361	$4.15
Forfeited	(57,225)	4.01
Vested	(103,328)	4.01
Non-vested common stocks at December 31, 2010	1,012,675	$4.09

Expected to vest as of December 31, 2010	1,012,675

The Company recorded selling, general and administrative expenses of $787,458, $323,401 and nil in connection with such awards for the years ended December 31, 2010, 2009 and 2008, respectively.

The total fair value of the common stock awards granted as of the respective grant date was $$4,559,083, of which the unrecognized portion of $3,460,873 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 3.8 years as of December 31, 2010.

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

As a result, $26,471,124 and $23,757,901 have been appropriated to accumulated statutory reserves, which were included in retained earnings, by the Company’s PRC subsidiaries as of December 31, 2010 and 2009, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2010, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $5,913,022 within one year and $8,872,017 after one year but within five years. In addition, the Company had advertisement contract commitments of $7,028,963 for the next 12 months as well as R&D commitments of $2,202,235 within one year and $400,309 after one year but within five years.

Effective from January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of December 31, 2010, the Company has recorded an unrecognized tax benefit of $5,050,157.

As of December 31, 2010, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of December 31, 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 20 - SEGMENT REPORTING

For the years ended December 31, 2010, 2009 and 2008 the Company’s segments are as follows:

	Year Ended December 31,
	2010	2009	2008

Manufacturing Segment
Revenue from pharmaceutical products	$250,131,594	$244,168,159	$224,904,348
Revenue from nutraceutical products	41,020,289	39,125,655	34,266,739
Total manufacturing revenue	291,151,883	283,293,814	259,171,087
Total manufacturing costs	133,846,985	116,961,988	85,787,460
Depreciation and amortization expense	4,973,682	4,562,045	4,173,964
Selling, general and administrative expenses, Research and development costs and Advertising costs	111,025,660	92,591,166	99,002,180
Operating income of manufacturing segment	33,426,593	56,635,139	$57,766,126

Distribution Segment
Distribution revenue	$14,792,202	$12,856,966	$5,471,971
Equity in earnings (loss) from unconsolidated entities	2,331,440	2,401,186	441,403
Operating income of distribution segment	1,765,353	2,054,253	501,818

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	35,191,946	58,689,392	58,267,944
Unallocated	(18,850,596)	(17,268,242)	(11,208,329)
Consolidated Net Income Attributable to Controlling Interest	$16,341,350	$41,421,150	$47,059,615

All operating revenues comprise amounts received from external third party customers.

As of December 31, 2010 and 2009, total assets of the manufacturing and distribution segments are as follows:

	December 31,
	2010	2009
Manufacturing	$427,354,827	$383,755,187
Distribution	56,260,366	54,348,079
Corporate	127,929,799	138,378,499
Total assets	$611,544,992	$576,481,765

As of both December 31, 2010 and 2009, goodwill of the manufacturing and distribution segments was $27,817,108 and $5,347,013, respectively.

For the years ended December 31, 2010, 2009 and 2008, capital expenditures of the manufacturing and distribution segments are as follows:

	Year Ended December 31,
	2010	2009	2008
Manufacturing	$6,252,696	$4,810,168	$67,707,425
Distribution	18,530	692	12,168
Corporate	883,428	287,857	104,962,557
Total capital expenditure	$7,154,654	$5,098,717	$172,682,150

All of the Company’s operations are located in the PRC.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares) during the year. Diluted earnings per share is computed by dividing net income attributable to controlling interest as adjusted for the effect of dilutive potential common shares, if any, by the weighted average number of common shares and dilutive potential common shares outstanding during the year. The potential common stocks are stock options, common stock awards and convertible notes.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Years Ended December 31,
	2010	2009	2008

EPS Numerator:
Net income attributable to controlling interest	$16,341,350	$41,421,150	$47,059,615
Interest expense on convertible securities, net of taxes	—	5,750,000	2,635,417
Amortization of financing costs, net of taxes	—	928,288	425,466
Less: capitalization of interest on convertible securities	—	(816,392)	—
Net income, as adjusted	$16,341,350	$47,283,046	$50,120,498

EPS Denominator:
Weighted average common shares outstanding – Basic	74,810,016	74,612,602	76,504,035
Effect of dilutive instruments:
Stock options	—	—	—
Convertible notes	—	14,232,673	5,749,763
Common stock awards to be issued	914,810	441,346	—
Warrants	—	—	387
Weighted average common shares outstanding – Diluted	75,724,826	89,286,621	82,254,185

EPS - Basic	$0.22	$0.56	$0.62
EPS - Diluted	$0.22	$0.53	$0.61

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the years ended December 31, 2010, 2009 and 2008, because the exercise of these options would not have been dilutive for those years due to the fact that the exercise prices were greater than the weighted average market price of the Company’s common stock for each year.

As more fully discussed in Note 16, the Company had certain convertible notes outstanding during the years presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to net income attributable to controlling interest, reflecting the assumption that the notes have been converted.  The calculation of diluted earnings per share excludes the convertible notes for the year ended December 31, 2010 because conversion of the convertible notes under the if-converted method would have been anti-dilutive.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - INCOME TAX

(a) Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2010, 2009 and 2008 due to the cumulative tax net operating loss in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (“New CIT Law”), which is effective from January 1, 2008.

Under the New CIT Law, the statutory corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The New CIT Law also provides tax concession to certain industries and locations. GLP, BOKE, Three Happiness, HSPL and CCXA were granted certification of High and New Technology Enterprise (“HNTE”) status to enjoy a tax rate of 15% from 2008 to 2010. The HNTE status is renewable three years after certificate issuance and needs to be reapplied three years after certificate renewal via an application and approval process which will be initiated prior to the expiring of the HNTE certification. However, in practice, the renewable procedure is not clear as to whether it is possible to be completed prior to the expiring of the current certification. At the current stage, management does not believe it is more-likely-than-not that these entities will qualify for the HNTE status upon renewal; as a result, the Company applied 25% corporate income tax rate on deferred taxes for GLP, BOKE, Three Happiness, HSPL and CCXA as of December 31, 2010. The tax rate applicable to HQPL, Nuo Hua and GHK is 25%.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2010, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law as of December 31, 2010, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

Income before income taxes and non-controlling interest:

	Years Ended December 31,
	2010	2009	2008
Non-PRC	$(16,551,812)	$(15,282,854)	$(11,817,032)
PRC	41,201,591	69,802,045	71,539,694
Total	$24,649,779	$54,519,191	$59,722,662

The provisions for income taxes for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Current	$8,738,903	$14,234,251	$12,469,511
Deferred	(402,537)	(1,017,265)	165,961
Total	$8,336,366	$13,216,986	$12,635,472

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses is as follows:

	Years Ended December 31,
	2010	2009	2008
Income tax computed at the PRC statutory tax rate at 25% for years 2008, 2009 and 2010	6,162,446	13,629,798	14,930,666
Preferential tax rate	(4,569,785)	(7,051,457)	(8,424,544)
Tax rate differences	(1,953,086)	(1,247,652)	(1,011,709)
Deferred tax impact	(1,593,025)	871,749	—
Provision-to-return adjustment	48,207	291,938	—
Changes in the valuation allowance	9,313,496	6,055,491	4,159,595
Permanent differences:
Write-off IPR&D expenses		—	3,063,812
Tax exempted income	(588,354)	(659,581)	(110,351)
Other permanent differences	1,516,467	1,326,700	28,003
Total	$8,336,366	$13,216,986	$12,635,472

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Deferred tax assets
Current
Bad debts	$96,334	$93,158
Other costs	190,536	590,405
Unrecorded expenses	362,633	140,888
Stock-based compensation expenses	427,707	—
Valuation allowance	(427,707)	—
Total current deferred tax assets	649,503	824,451
Non-current
Amortization	147,024	134,268
Unrealized equity losses of unconsolidated entity	1,576,211	—
Stock-based compensation expenses	2,382,712	—
Tax loss carried forward	19,344,451	14,861,967
Valuation allowance	(23,303,374)	(14,861,967)
Total non-current deferred tax assets	147,024	134,268
Total deferred tax assets	$796,527	$958,719
Deferred tax liabilities
Current
Over accrual of welfare	$(171,293)	$(115,074)
Other	(72,011)	(57,399)
Total current deferred tax liabilities	(243,304)	(172,473)
Non-current
Amortization	(443,775)	(360,452)
Depreciation	(354,451)	(222,815)
GLP acquisition	(6,426,982)	(6,295,276)
CCXA acquisition	(4,557,169)	(4,716,197)
Boke acquisition	(4,055,102)	(4,366,725)
Total non-current deferred tax liabilities	(15,837,479)	(15,961,465)
Total deferred tax liabilities	(16,080,783)	(16,133,938)
Net deferred tax liabilities	$(15,284,256)	$(15,175,219)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2010, the Company recorded a full valuation allowance against the deferred tax assets of those subsidiaries that are in a cumulative loss position.

As of December 31, 2010, the Company had net operating tax losses carried forward of $57,691,437, which includes $40,421,621, $10,436,288 and $6,833,528 in the US, PRC, and Hong Kong, respectively. Those losses carried forward in the US expire between years 2025 and 2031 and in the PRC expire between years 2013 and 2016. Loss incurred in Hong Kong is carried forward indefinitely.

(b) FASB ASC 740-10 Implementation

The Company’s adoption of FASB ASC 740-10 did not result in any adjustment to the opening balance of the Company’s retained earnings as of January 1, 2008 nor did it have any impact on the Company’s financial statements for the year ended December 31, 2008. The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the consolidated statements of income and comprehensive income.

For the year ended December 31, 2010, the Company had an unrecognized tax benefit of $5,679,036 which is mainly related to tax positions associated with non-trade intercompany transactions, fixed assets, intangible assets, stock-based compensation expenses and unrealized equity losses. The Company recorded a penalty of $398,395 and $440,000 for the years ended December 31, 2010 and 2009, respectively, related to its uncertain tax positions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. $5,050,157 of the unrecognized tax benefits, if ultimately recognized will impact the effective tax rate. Reconciliation of accrued unrecognized tax benefits excluding the penalty is as follows:

	December 31,
	2010	2009
Beginning balance	$2,306,561	$-
Increases related to prior year positions	1,513,198	762,992
Increases related to current year positions	1,859,277	1,543,569
Ending balance	$5,679,036	$2,306,561

The Company has various open tax years between 2005 and 2010 in its significant operating jurisdictions.

NOTE 23 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,582,934, $978,178 and $781,191 for the years ended December 31, 2010, 2009 and 2008, respectively and are included in selling, general and administrative expenses.

NOTE 24 - SUBSEQUENT EVENTS

There were no significant subsequent events occurred after December 31, 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2010
REVENUES	$53,749,768	$77,296,212	$91,533,044	$83,365,061
GROSS PROFIT	$28,236,721	$39,840,352	$47,282,198	$42,398,283
NET INCOME	$3,117,777	$5,117,734	$5,323,144	$2,754,758
Basic net income per common share	$0.04	$0.07	$0.07	$0.04
Diluted net income per common share	$0.04	$0.07	$0.07	$0.04

Year Ended December 31, 2009
REVENUES	$46,077,190	$71,222,037	$78,818,666	$100,032,887
GROSS PROFIT	$28,416,852	$41,627,114	$44,131,161	$52,607,878
NET INCOME	$7,155,060	$12,446,270	$10,027,846	$11,673,029
Basic net income per common share	$0.10	$0.17	$0.13	$0.16
Diluted net income per common share	$0.10	$0.16	$0.13	$0.14