Form 10-Q
period 2011-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2011-05-09
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of May 6, 2011
Common Stock, $0.001 par value	78,178,386

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	MARCH 31, 2011	DECEMBER 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$111,432,776	$94,568,520
Restricted cash	875,318	537,297
Accounts and notes receivable, net	46,865,375	80,598,919
Inventories, net	25,138,004	12,665,586
Advances to suppliers and prepaid expenses	16,715,346	14,246,144
Deferred tax assets	440,174	649,503
Other current assets	3,394,063	2,986,005
Total Current Assets	204,861,056	206,251,974

LONG-TERM ASSETS
Property, plant and equipment, net	108,907,254	109,547,616
Land use rights, net	155,562,594	155,433,311
Other long term assets	8,212,645	8,167,880
Construction in progress	28,556,117	22,516,044
Other intangible assets, net	14,144,113	14,889,127
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	58,933,172	59,068,491
Deferred tax assets	145,302	147,024
Unamortized financing cost	2,127,332	2,359,404
Total Long-Term Assets	409,752,650	405,293,018
TOTAL ASSETS	$614,613,706	$611,544,992

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND EQUITY

	MARCH 31, 2011	DECEMBER 31, 2010

CURRENT LIABILITIES
Accounts payable	$11,436,580	$10,716,686
Notes payable	875,318	537,297
Other payables and accrued expenses	13,922,647	18,039,557
Taxes payable	2,590,172	1,237,169
Short-term bank loans	7,001,416	6,957,258
Current portion of long-term bank loans	61,706	61,405
Other liabilities	5,881,213	6,284,107
Deferred tax liabilities	193,671	243,304
Total Current Liabilities	41,962,723	44,076,783

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	663,783	679,866
Deferred tax liabilities	15,656,086	15,837,479
Unrecognized tax benefits	5,551,703	5,050,157
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	136,871,572	136,567,502
TOTAL LIABILITIES	178,834,295	180,644,285

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,598,604 shares issued and outstanding at both March 31, 2011 and December 31, 2010	78,598	78,598
Common stock to be issued	435,000	350,500
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	204,063,263	203,322,671
Retained earnings (the restricted portion of retained earnings is $26,471,124 at both March 31, 2011 and December 31, 2010)	208,439,256	207,515,104
Accumulated other comprehensive income	52,258,717	49,126,251
Total Shareholders’ Equity	435,277,218	430,395,508
Non-controlling Interest	502,193	505,199
TOTAL EQUITY	435,779,411	430,900,707
TOTAL LIABILITIES AND EQUITY	$614,613,706	$611,544,992

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2011	2010

Revenues	$52,002,110	$53,749,768
Cost of sales	26,926,200	25,513,047
GROSS PROFIT	25,075,910	28,236,721

Selling, general and administrative expenses	11,239,247	10,742,712
Advertising costs	3,821,148	6,748,470
Research and development costs	2,701,212	2,778,809
Depreciation and amortization expenses	1,770,711	1,596,958
Total operating expenses	19,532,318	21,866,949

INCOME FROM OPERATIONS	5,543,592	6,369,772

Equity in (losses) earnings from unconsolidated entities	(409,886)	117,473
Interest expense, net	(1,513,585)	(1,565,785)
Other income, net	425,880	12,247
INCOME BEFORE INCOME TAX	4,046,001	4,933,707
Income tax	3,124,855	1,815,930
NET INCOME	921,146	3,117,777
Net loss attributable to non-controlling interest	3,006	5,400
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	924,152	3,123,177

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,132,466	92,849
OTHER COMPREHENSIVE INCOME	3,132,466	92,849

COMPREHENSIVE INCOME	$4,056,618	$3,216,026
EARNINGS PER COMMON SHARE
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,987,374	74,697,044
Diluted	76,018,561	89,460,953

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$921,146	$3,117,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,089,788	3,219,284
Amortization of deferred issuance cost	232,072	232,072
Loss on disposal of property, plant and equipment	1,754	370
Stock-based consulting expenses	54,175	20,200
Reversal of doubtful accounts and slow moving inventories	(51,172)	(11,792)
Deferred taxes	(116,775)	5,477
Stock-based compensation expenses	702,592	578,237
Equity in losses (earnings) from unconsolidated entities	409,886	(117,473)
Independent director stock compensation	84,500	97,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	33,782,909	3,994,962
Inventories	(12,471,128)	(9,805,226)
Advances to suppliers and prepaid expenses	(2,485,377)	8,375,368
Other current assets	(408,058)	(268,484)
Increase (decrease) in:
Accounts payable	781,026	3,163,172
Other payables and accrued expenses	(4,375,610)	(7,738,112)
Taxes payable	1,353,003	(594,899)
Other liabilities	(402,894)	940,896
Unrecognized tax benefits	501,546	554,064
Net cash provided by operating activities	21,603,383	5,762,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(153,392)	(161,759)
Purchases of construction in progress	(5,630,967)	(928,436)
Deposit for long-term assets	-	(19,751)
Advances to equity investments	(19,263)	(12,101)
Proceeds from disposal of property, plant and equipment	228	-
Net cash used in investing activities	(5,803,394)	(1,122,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	758,610	820,716
Repayment of bank loans	(778,345)	(842,206)
Net cash used in financing activities	(19,735)	(21,490)
Effect of exchange rate changes on cash and cash equivalents	1,084,002	41,459
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,864,256	4,660,815
Cash and cash equivalents, beginning of period	94,568,520	91,126,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,432,776	95,787,301

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on March 31, 2011. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	MARCH 31,
	2011	2010
Quarter end RMB : US$ exchange rate	6.5701	6.8361
Average quarterly RMB : US$ exchange rate	6.5910	6.8367

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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
AS OF MARCH 31, 2011
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

Common stock awards are granted to directors for services provided. The vested portions of common stock awards granted but not yet issued are recorded in “Common stock to be issued” until issuance.

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
AS OF MARCH 31, 2011
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
AS OF MARCH 31, 2011
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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

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

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB ASC 805 and FASB ASC 350 “Intangibles - Goodwill and Other”. Under FASB ASC 805, goodwill is measured as the excess of “a” over “b” below:

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable is net of provision for doubtful debts. Provision for doubtful debt activity is as follows:

	MARCH 31, 2011	DECEMBER 31, 2010
Beginning balance	$687,879	$522,897
Provision for doubtful debts	-	164,982
Reversal	(49,365)	-
Written off	-	-
Ending balance	$638,514	$687,879

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	MARCH 31, 2011	DECEMBER 31, 2010
Raw materials	$15,195,634	$6,902,658
Work in process	2,143,306	2,274,499
Finished goods	7,824,309	3,511,163
Total inventories	25,163,249	12,688,320
Less: provision against slow-moving inventories	(25,245)	(22,734)
Inventories, net	$25,138,004	$12,665,586

As of March 31, 2011 and December 31, 2010, raw materials included capitalized agricultural costs of $195,720 and 190,697, respectively.

NOTE 5 - ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	MARCH 31, 2011	DECEMBER 31, 2010
Advance to suppliers	$15,573,381	$12,292,689
Prepaid expenses	1,141,965	1,953,455
Advances to suppliers and prepaid expenses	$16,715,346	$14,246,144

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 6 - LAND USE RIGHTS

Land use rights consist of the following:

	MARCH 31, 2011	DECEMBER 31, 2010
Cost of land use rights	$166,676,896	$165,625,682
Less: Accumulated amortization	(11,114,302)	(10,192,371)
Land use rights, net	$155,562,594	$155,433,311

As of March 31, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral was $20,736,451 and $20,729,293, respectively. See Note 14.

Amortization expense for the quarter ended March 31, 2011 and 2010 was $854,523 and $823,813, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress as of March 31, 2011 and December 31, 2010 was $28,556,117 and $22,516,044, respectively. Construction in progress represents the construction for production lines and buildings. The Company capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the three months ended March 31, 2011 and 2010 amounted to $1,876,151 and $1,996,625, respectively.

Total interest costs capitalized as part of construction in progress for the three months ended March 31, 2011 and 2010 amounted to $258,700 and $352,840, respectively. Capitalized interest included in construction in progress was $1,899,332 and $1,640,632 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	MARCH 31, 2011	DECEMBER 31, 2010
At cost:
Buildings	$105,517,606	$104,865,498
Machinery and equipment	23,679,910	23,512,674
Motor vehicles	1,543,853	1,568,813
Office equipment	2,567,553	2,529,352
Other equipment	4,037,156	3,996,164
	137,346,078	136,472,501
Less: Accumulated depreciation
Buildings	(10,004,749)	(9,278,438)
Machinery and equipment	(15,006,526)	(14,438,180)
Motor vehicles	(1,335,996)	(1,331,806)
Office equipment	(1,559,085)	(1,458,772)
Other equipment	(532,468)	(417,689)
	(28,438,824)	(26,924,885)
Property, plant and equipment, net	$108,907,254	$109,547,616

As of March 31, 2011 and December 31, 2010, the net book value of property, plant and equipment pledged as collateral for bank loans were $6,228,284 and $6,243,893, respectively. See Note 14.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,395,159 and $1,178,005, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 9 - OTHER INTANGIBLE ASSETS, NET

Other intangible assets are summarized as follows:

	MARCH 31, 2011	DECEMBER 31, 2010
At cost:
Product licenses	$16,155,571	$16,053,679
Trademarks	11,015,231	10,945,759
Patents	5,003,572	4,972,016
Proprietary technology	293,843	291,990
Software	95,089	94,488
	32,563,306	32,357,932
Less: Accumulated amortization
Product licenses	$(9,265,418)	$(8,891,025)
Trademarks	(6,474,885)	(6,009,283)
Patents	(2,547,561)	(2,448,111)
Proprietary technology	(109,216)	(100,775)
Software	(22,113)	(19,611)
	(18,419,193)	(17,468,805)
Other intangible assets, net	$14,144,113	$14,889,127

Amortization expense for the three months ended March 31, 2011 and 2010 was $836,853 and $1,217,466, respectively.

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

As of March 31, 2011 and December 31, 2010, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:

	MARCH 31, 2011	DECEMBER 31, 2010
Investment in AXN based on quoted market price	$36,264,677	$46,841,875
Carrying amount of investment in AXN	$18,380,562	$18,903,366

NOTE 11 - OTHER LONG-TERM ASSETS

	MARCH 31, 2011	DECEMBER 31, 2010
Payment for long-term supply contract	$7,773,093	$7,724,069
Deposits for long-term assets	439,552	443,811
Total other long-term assets	$8,212,645	$8,167,880

Payment for long-term supply contract represents a payment for a long-term supply contract entered into with a third party on October 17, 2009 to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), a major raw material of a subsidiary of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from a certain plant which requires a three-year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at fair value when delivered. The payment will be amortized to inventory upon delivery of the raw material. The Company assesses the impairment of the payment as of each balance date. As of March 31, 2011 and December 31, 2010, no impairment was recognized.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

Deposits for long term assets are refundable deposits to acquire land use rights located in the PRC. The long-lived assets to be acquired will be for use in the expansion of some of the Company's current manufacturing facilities and are not intended for resale by the Company. The deposits will be reclassified to the respective accounts under long-lived assets upon the transfers of legal title.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

The components of other payables and accrued expenses are as follows:

	MARCH 31, 2011	DECEMBER 31, 2010
Other taxes payable	$395,548	$295,702
Other payables	7,551,002	9,378,014
Accrued expenses	5,976,097	8,365,841
Other payables and accrued expenses	$13,922,647	$18,039,557

Other payables balance mainly represent VAT-output for manufacturing subsidiaries.

Accrued expenses mainly represent promotional fee, interest expenses accrued on convertible notes and other banks loans and accrued advertisement expenses.

NOTE 13 - OTHER LIABILITIES

	MARCH 31, 2011	DECEMBER 31, 2010
Due to employees	$509,494	$2,803,189
Advances from customers	3,755,826	2,194,450
Other current liabilities	1,615,893	1,286,468
Other liabilities	$5,881,213	$6,284,107

Due to employees mainly represent deposits collected from the Company’s salesmen to encourage receivables collection.

Advances from customers mainly represent cash received for goods not yet delivered to customers.

NOTE 14 - DEBT

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

Interest expense for all outstanding debt excluding the convertible notes was $104,360 and $149,126 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 15 - CONVERTIBLE NOTES

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

The following is a brief summary of certain terms of this offering:

●	Total offering was $115,000,000 aggregate principal amount of 5.00% Convertible Senior Notes due on July 15, 2015.

●	Interest at 5.00% per year, payable semiannually in arrears in cash.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

On the date of issuance of the Notes, no portion of the proceeds was attributable to the beneficial conversion feature (“BCF”) since the conversion price of the Notes exceeded the market price of the Company’s common stock. Furthermore, no contingent BCF exists from the one time conversion rate adjustment based on VWAP, as the adjustment is subject to a floor of $8.08, which equals the market price of the Company’s common stock on the issuance date of the Notes.

The VWAP of the Company’s common stock for each of the 30 consecutive trading days ending on January 15, 2009 was $6.02 per share and as such, the initial conversion price of $9.29 per share was adjusted to $8.08 on January 15, 2009.

The effective interest rate on the Notes for the three months ended March 31, 2011 and 2010 was 5.945%.

The amount of interest cost recognized for the three months ended March 31, 2011 and 2010 was $1,437,500.

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

NOTE 17 - SHAREHOLDERS’ EQUITY

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

In connection with common stock awards described above, the Company recorded “Common stock to be issued” for vested but yet to be issued shares. Number of shares to be issued was insignificant during the periods presented.

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
AS OF MARCH 31, 2011
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

The Company recorded $474,638 compensation cost for both of the three-month periods ended March 31, 2011 and 2010, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in selling, general and administrative expenses. The total fair value of the options granted to employees at the respective grant dates was $9,492,751, of which the unrecognized portion of $3,161,538 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 1.9 years as of March 31, 2011.

The expected forfeiture rate of the stock options granted as of March 31, 2011 is 0%.

Common Stock Awards

On April 10, 2009 and April 8, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of common stock awards to the Company’s executive officer and certain senior management members. Common stock awards granted vest over a five-year service period. Compensation expense is recognized for the fair value of common stock on the grant date on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the common stock awards under the 2006 Plan.

The expected forfeiture rate of the common stock awards granted as of March 31, 2011 is 0%.

The Company recorded selling, general and administrative expenses of $227,954 and $103,599 in connection with such awards for the three months ended March 31, 2011 and 2010, respectively.

The total fair value of the common stock awards granted as of the respective grant date was $4,559,083, of which the unrecognized portion of $3,232,919 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 3.5 years as of March 31, 2011.

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

As a result, $26,471,124 has been appropriated to the accumulated statutory reserves, which were included in retained earnings, by the Company’s PRC subsidiaries as of March 31, 2011 and December 31, 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The capital commitments and purchase commitments were $3,997,278 and $28,919 within one year and $9,465,609 and nil after one year but within five years. In addition, the Company had advertisement contract commitments of $16,996,790 for the next 12 months as well as R&D commitments of $3,005,798 within one year and $420,330 after one year but within five years.

Effective from January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of March 31, 2011, the Company has recorded an unrecognized tax benefit of $5,551,703.

As of March 31, 2011, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of March 31, 2011.

 NOTE 19 - SEGMENT REPORTING

For the three months ended March 31, 2011 and 2010 the Company’s segments were as follows:
	Three Months Ended March 31,
	2011	2010
Manufacturing Segment
Revenue from pharmaceutical products	$38,961,981	$40,865,081
Revenue from nutraceutical products	9,785,800	9,665,703
Total manufacturing revenue	48,747,781	50,530,784
Total manufacturing costs	23,835,153	22,391,568
Depreciation and amortization expense	1,309,671	1,195,356
Selling, general and administrative expenses, research and development costs and advertising costs	15,012,588	17,966,221
Operating income of manufacturing segment	7,004,715	7,453,894

Distribution Segment
Distribution revenue	$3,254,329	$3,218,984
Equity in earnings (loss) from unconsolidated entities	112,098	604,450
Operating income of distribution segment	65,916	432,072

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	7,070,631	7,885,966
Unallocated	(6,146,479)	(4,762,789)
Consolidated Net Income Attributable to Controlling Interest	$924,152	$3,123,177

All operating revenues comprise amounts received from external third party customers.

All of the Company’s operations are located in the PRC.

NOTE 20 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (3,712,700 shares). Diluted earnings per share is computed by dividing net income attributable to controlling interest as adjusted for the effect of dilutive potential common shares, if any, by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The potential common stocks are stock options, common stock awards and convertible notes.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Three Months Ended March 31,
	2011	2010

EPS Numerator:
Net income attributable to controlling interest	$924,152	$3,123,177
Interest expense on convertible securities, net of taxes	-	1,437,500
Amortization of financing costs, net of taxes	-	232,072
Less: capitalization of interest on convertible securities	-	(352,840)
Net income, as adjusted	$924,152	$4,439,909

EPS Denominator:
Weighted average common shares outstanding – Basic	74,987,374	74,697,044
Effect of dilutive instruments:
Convertible notes	-	14,232,673
Common stock awards to be issued	1,031,187	531,236
Weighted average common shares outstanding – Diluted	76,018,561	89,460,953

EPS - Basic	$0.01	$0.04
EPS - Diluted	$0.01	$0.04

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the three months ended March 31, 2011 and 2010, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of the Company’s common stock for each period.

As more fully discussed in Note 15, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to net income attributable to controlling interest, reflecting the assumption that the notes have been converted.  The calculation of diluted earnings per share excludes the convertible notes for the three months ended March 31, 2011 because conversion of the convertible notes under the if-converted method would have been anti-dilutive.

NOTE 21 – TAXES

The Company's effective tax rates were 77% and 37% for the three months ended March 31, 2011 and 2010, respectively. The increase in effective tax rate was mainly due to an increase of applicable tax rate for the PRC subsidiaries as the High & New Technology status will expire near the year end of 2011. At the current stage, management did not believe it is more-likely-than-not that these entities will qualify for the HNTE status upon renewal; as a result, the Company applied 25% corporate income tax rate for GLP, BOKE, Three Happiness, HSPL and CCXA for the three months ended March 31, 2011. The assessment of qualification for the HNTE status is performed on an on-going basis by management. Additionally, in 2011, there was an increase in valuation allowance change because some of the entities within the group made a relatively larger accounting loss for the three months ended comparing to 2010 for which valuation allowance was fully provided. The Company had total income tax expense of $3,124,855 for the three months ended March 31, 2011. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 25% and 15% for March 31, 2011 and 2010, respectively. A full valuation allowance was recorded for deferred tax assets of those entities within the Company that continue to be in a cumulative loss position. The Company recorded a current tax expense of $3,241,467 for the three months ended March 31, 2011 of which $696,022 was related to an increase in unrecognized tax benefits. The unrecognized tax benefits were primarily related to the tax impact of deemed interest at PRC subsidiaries. The Company recorded cumulative interests of $500,613 as of March 31, 2011.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 22 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,433,498 and $216,738 for the three months ended March 31, 2011 and 2010, respectively and are included in cost, inventory, selling, general and administrative expenses.

NOTE 23 - SUBSEQUENT EVENTS

Share Buyback Program

On March 20, 2011, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s outstanding common stock over the next two years in the open market, in privately negotiated transactions, block trades and accelerated stock repurchase transactions or otherwise, as determined by the Company and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company entered into a share buyback program and engaged a financial institution to act as a broker on behalf of the Company to repurchase common stock based on a predetermined quantity and price range (“Share Buyback Program”).

In April 2011, the Company repurchased 420,218 shares of its common stock under the Share Buyback Program for an aggregate purchase consideration of $763,013, including transaction costs of $10,505, at an average price of $1.79 per share.  In accordance with ASC Subtopic 505-30 (“ASC 505-30”) “Treasury Stock”, the Company accounted for the repurchased common stock as treasury stock , which will be shown as a separate item in the consolidated statements of changes in shareholders’ equity, as the Company has not yet decided on the ultimate disposition of the repurchased common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010 filed by the Company with the Securities and Exchange Commission (“SEC”).

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

At March 31, 2011, the Company provided a $638,514 reserve against accounts and notes receivable. Management’s estimate of the appropriate reserve on accounts and notes receivable at March 31, 2011 was based on the aged nature of these accounts and notes receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2011, the Company provided an allowance against its inventories amounting to $25,245. Management’s determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 350 “Intangible – Goodwill and Other”. We conduct an impairment test on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately.

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

We have applied the Black-Scholes Option Pricing Model in determining the fair value of the options granted. We estimate expected volatility at the date of grant based on a combination of historical and implied volatilities from comparable publicly listed companies. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted to reflect future changes in circumstances and facts, if any.

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

We account for uncertainty in income taxes in accordance with FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of the three months ended March 31, 2011, the Company recorded an unrecognized tax benefit of approximately $5,551,703, which is mainly related to non-trade intercompany transactions, fixed assets and intangible assets.

Our accounting policy for interest and penalties related to an uncertain position, if any when required, is classified as part of interest expenses and other expenses, respectively.  The Company recorded $500,613 interest and a penalty of nil as of March 31, 2011.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

Revenues	$52,002,110	$53,749,768	100%	100%
Cost of sales	26,926,200	25,513,047	52	47
	25,075,910	28,236,721	48	53
GROSS PROFIT
Selling, general and administrative expenses	11,239,247	10,742,712	22	20
Advertising costs	3,821,148	6,748,470	7	13
Research and development costs	2,701,212	2,778,809	5	5
Depreciation and amortization	1,770,711	1,596,958	3	3
Total operating expenses	19,532,318	21,866,949	38	41

INCOME FROM OPERATIONS	5,543,592	6,369,772	11	12
Equity in (losses) earnings from unconsolidated entities	(409,886)	117,473	(1)	-
Interest expense, net	(1,513,585)	(1,565,785)	(3)	(3)
Other income, net	425,880	12,247	1	-
INCOME BEFORE INCOME TAX	4,046,001	4,933,707	8	9
Income tax	3,124,855	1,815,930	6	3
NET INCOME	921,146	3,117,777	2	6
Net loss attributable to non-controlling interest	3,006	5,400	-	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$924,152	$3,123,177	2%	6%
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Revenues

Revenues for the first quarter of 2011 were $52,002,110, a decrease of $1,747,658, or 3% compared to revenues for the same period of 2010.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue  comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$38,961,981	$40,865,081	$(1,903,100)	(5)%
Revenue from nutraceutical products	9,785,800	9,665,703	120,097	1%
Total manufacturing revenue	48,747,781	50,530,784	(1,783,003)	(4)%
Distribution revenue	3,254,329	3,218,984	35,345	1%
Total revenues	$52,002,110	$53,749,768	$(1,747,658)	(3)%

Revenue in connection with our pharmaceutical products decreased by $1,903,100, or 5%, as compared to 2010 primarily due to the following factors:

●
sales from our prescription pharmaceutical products increased from $20,946,430 for the first quarter of 2010 to $24,069,249 for the same period of 2011, or a 15% increase. The increase was primarily due to the increase in sales from our prescription formulated Jinji capsule, SHL powder and the expansion of CCXA generic pharmaceutical products in the rural market. The increase in sales was supported by our continuous marketing efforts, increase in new products offerings, as well as expanding coverage in the rural market;

●
the increase was offset by a decrease of sales revenue from our OTC pharmaceutical products from $19,918,651 for the first quarter of 2010 to $14,892,732 for the same period of 2011, or a 25% decrease. This was mainly due to the decreased sales volume of GLP’s generic OTC drugs. We decreased the manufacturing of certain generic OTC drugs since the TCM raw material price for these drugs has continued to increase this quarter. Accordingly, we shifted the products mix toward higher-margin products from lower margin products to minimize the impact from the increased cost of certain raw materials and the continuing government price cut on certain products.

Revenue in connection with our nutraceutical products was in line with the same period of 2010, increased by 1%, to $9,785,800.

The distribution revenue from Nuo Hua's majority owned subsidiary was in line with the same period of 2010, increased by 1%, to $3,254,329.

Cost of Sales and Gross Profit

Cost of sales was $26,926,200 for the first quarter of 2011, compared to $25,513,047 in the same period of 2010. Cost of sales in the first quarter of 2011 and 2010 by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Pharmaceutical products	$18,602,757	$17,624,204	$978,553	6%
Nutraceutical products	5,232,396	4,767,364	465,032	10%
Total manufacturing cost	23,835,153	22,391,568	1,443,585	6%
Distribution cost	3,091,047	3,121,479	(30,432)	(1)%
Total cost	$26,926,200	$25,513,047	$1,413,153	6%

The cost of sales of pharmaceutical and nutraceutical products increased by 6% and 10%, respectively, in the first quarter of 2011 compared to the same period of 2010.

Gross profit decreased by $3,160,811, or 11%, for the first quarter of 2011 compared to the same period of 2010. Gross profit as a percentage of revenues decreased from 53% in the first quarter of 2010 to 48% in the same period of 2011 mainly due to the new levied urban construction and maintenance tax and educational surcharge.

From December of 2010, the urban construction and maintenance tax and educational surcharge were levied on foreign investment enterprises and foreign enterprises who enjoyed exemption before. We recognized the urban construction and maintenance tax and educational surcharge in cost of sales. As a result of the regulation change, our gross margin for the first quarter of 2011 was affected by approximately 2%.

We continued our efforts to manage the margin pressure although the increased purchase prices of certain raw materials increased the cost of sales, and a greater proportion of generic product sales in the rural market also contributed to lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $10,742,712 in the first quarter of 2010 to $11,239,247 in the same period of 2011, representing a 5% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Payroll	$3,255,781	$2,425,895	$829,886	34%
Staff welfare and insurance	1,123,107	416,255	706,852	170%
Promotional materials and fees	1,549,052	2,431,711	(882,659)	(36)%
Trips and traveling	984,402	947,017	37,385	4%
Shipping	915,329	973,629	(58,300)	(6)%
Stock based compensation	812,267	695,437	116,830	16%
Professional fees	650,772	779,129	(128,357)	(17)%
Miscellaneous	1,948,537	2,073,639	(125,102)	(6)%
TOTAL	$11,239,247	$10,742,712	$496,535	5%

The increase in selling, general and administrative expenses in the first quarter of 2011 compared to the same period of 2010 was primarily due to the following factors:

●
the increase of payroll expenses was primarily due to the increase of the average salaries and bonuses for our staff as a result of the increased market need for sales people and China’s increased labor costs;

●	the increase of staff welfare and insurance expenses was primarily due to the increase of our staff welfare and insurance coverage and level as required by Chinese labor law;

●	stock compensation expense increased due to our amortization cost of additional restricted common stock issued to the executives and the senior management in 2010; and

●
the increase was partially offset by a decrease of promotional materials and fees by $882,659, or 36% in the first quarter of 2011 as compared to the same period of 2010. This was primarily due to the reduction of our promotional activities in relation to our generic OTC drugs.

Advertising Costs

Advertising costs decreased by $2,927,322, from $6,748,470 in the first quarter of 2010 to $3,821,148 in the same period of 2011. Advertising costs as a percentage of revenue decreased from 13% in the first quarter of 2010 to 7% in the same period of 2011.

We decreased the advertising costs related to some of our OTC generic drugs during this quarter. We continued to invest in advertising to create a unified mega brand for AOBO so that we can leverage on the establishment of all our individual brands to increase the brand awareness and market shares.

Research and Development Costs

Research and development costs maintained the same level in the first quarter of 2011 as the same period of 2010. Expressed as a percentage of revenue, research and development costs was 5% for the first quarter of both 2011 and 2010.

Our research and development activities consist of near term, middle term and long term stages which contribute to both our current and future business strategies. Our key research and development programs include the improvement of our existing products and development of new products such as SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel and Jinji series products. The majority of our research and development expenditures are on pharmaceutical products.

Depreciation and Amortization

Depreciation and amortization expenses increased by $173,753, or 11%, in the first quarter of 2011 as compared to the same period of 2010. This was mainly due to the increase of the property, plant and equipment and land use rights during the second half of 2010.

Equity in (Losses) Earnings from Unconsolidated Entities

Equity in (loss) earnings from unconsolidated entities decreased from a gain of $117,473 in the first quarter of 2010 to a loss of $409,886 in the same period of 2011. For additional information, see “Item 1. Financial Statements — Note 10. Investments in and advances to unconsolidated entities.”

Interest Expense, Net

Net interest expense was $1,513,585 for the first quarter of 2011 compared to net interest expense of $1,565,785 for the same period of 2010.

Income Tax

The Company’s effective tax rate for the first quarter of 2011 was 77%, which is an increase of 40% from the same period of 2010. The increase in the effective tax rate is mainly due to the change of our applicable income tax rate of our major PRC subsidiaries from 15% in the first quarter of 2010 to 25% in the same period of 2011. For additional information, see “Item 1. Financial Statements — Note 21. Taxes”.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at March 31, 2011 was $111,432,776, representing an increase of $16,864,256, or 18%, compared with our cash position of $94,568,520 at December 31, 2010. The increase was mainly attributable to the increase of operating activities of $21,603,383 and partially offset by the investing and financing activities of $5,803,394 and $19,735.

We currently generate our cash flow through operations. We expect our existing cash and cash flow generated from operations will be sufficient to sustain our working capital, capital expenditures, and milestone payments for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

We manage our cash based on thorough consideration of our corporate strategy as well as macro economic considerations. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Working Capital

We maintain a significant level of working capital. Our working capital increased by $723,142 to $162,898,333 at March 31, 2011, as compared to $162,175,191 at December 31, 2010, primarily due to an increase in cash and cash equivalents by $16,864,256, an increase in net inventories by $12,472,418, and a decrease in current liabilities by $2,114,060.

Cash Flow

Operating Activities

Cash flows from operations during the first quarter of 2011 amounted to $21,603,383, representing an increase of $15,840,490 compared with cash flows from operations of $5,762,893 for the same period of 2010. The increase in net cash provided by operating activities was primarily attributable to the increase in changes in operating assets and liabilities which aggregated to a net cash inflow of $16,275,416, an increase by $17,653,675 from a net cash outflow of $1,378,259 during the same period of 2010. As reflected in our cash flows, the changes included:

●	cash inflow from accounts and notes receivable amounted to $33,782,909 primarily affected by the timing of collection of our sales revenue during the second half year of 2010;

●
cash outflow from advances to suppliers and prepaid expenses amounted to $2,485,377 primarily attributed to the advanced payment in purchasing certain raw materials. These advanced payments were for a potential increase of raw materials’ future purchase prices and some of them were settled with inventories by our suppliers during the first quarter of 2011;

●	cash outflows from inventories amounted to $12,471,128 mainly due to the increased purchases of raw materials for planned inventory buildup; and

●	cash outflows from other payables and accrued expenses amounted to $4,375,610 primarily attributed to the timing of payments to the promotion fee accrued in 2010.

Investing Activities

Our net cash used in investing activities amounted to $5,803,394 during the first quarter of 2011, compared to net cash used in investing activities of $1,122,047 for the same period of 2010. The changes in net cash used in investing activities were primarily attributable to the purchases of construction in progress of $5,630,967 during the first quarter of 2011 for the expansion and upgrade of our manufacturing facilities to complement capacity improvement and efficiency enhancement.

Financing Activities

Our net cash used in financing activities was $19,735 in the first quarter of 2011,compared to cash outflow of $21,490 in the same period of 2010.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of March 31, 2011.

Contractual Obligations

 During the three months to March 31, 2011 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

We currently conduct substantially all of our operations through our PRC subsidiaries. The functional currency of our PRC subsidiaries is the Chinese RMB. The financial statements of our PRC subsidiaries are translated to U.S. dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses, and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

We recognized a foreign currency translation adjustment of $3.1 million and $0.1 million for the first quarter of 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at 6.5701 RMB to $1.00 USD as compared to 6.6118RMB at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the first quarter of 2011 and 2010 were 6.5910 RMB and 6.8367 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2010. For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 9, 2011

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: May 9, 2011

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