Form 10-Q
period 2011-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2011-08-09
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of August 5, 2011
Common Stock, $0.001 par value	78,466,351

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	JUNE 30, 2011	DECEMBER 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$75,030,526	$94,568,520
Restricted cash	1,306,706	537,297
Accounts and notes receivable, net	61,582,172	80,598,919
Inventories, net	24,562,693	12,665,586
Advances to suppliers and prepaid expenses	18,038,742	14,246,144
Deferred tax assets	319,197	649,503
Other current assets	2,867,258	2,986,005
Total Current Assets	183,707,294	206,251,974

LONG-TERM ASSETS
Property, plant and equipment, net	110,060,705	109,547,616
Land use rights, net	157,244,683	155,433,311
Other long term assets	38,112,044	8,167,880
Construction in progress	31,479,655	22,516,044
Other intangible assets, net	13,539,694	14,889,127
Other long-term investment	41,772,510	-
Investments in and advances to equity investments	19,759,725	59,068,491
Goodwill	33,164,121	33,164,121
Deferred tax assets	90,519	147,024
Unamortized financing cost	1,895,259	2,359,404
Total Long-Term Assets	447,118,915	405,293,018
TOTAL ASSETS	$630,826,209	$611,544,992

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND EQUITY

	JUNE 30, 2011	DECEMBER 31, 2010

CURRENT LIABILITIES
Accounts payable	$14,663,333	$10,716,686
Notes payable	1,306,706	537,297
Other payables and accrued expenses	14,175,197	18,039,557
Taxes payable	2,550,152	1,237,169
Short-term loans	8,166,337	6,957,258
Current portion of long-term bank loans	62,148	61,405
Other liabilities	4,107,599	6,284,107
Deferred tax liabilities	171,650	243,304
Total Current Liabilities	45,203,122	44,076,783

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	648,560	679,866
Deferred tax liabilities	15,671,928	15,837,479
Unrecognized tax benefits	6,666,147	5,050,157
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	137,986,635	136,567,502
TOTAL LIABILITIES	183,189,757	180,644,285

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,915,514 shares and 78,598,604 shares issued as of June 30, 2011 and December 31, 2010, respectively; 78,466,351 shares and 78,598,604 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	78,915	78,598
Common stock to be issued	157,333	350,500
Additional paid-in capital	205,149,497	203,322,671
Retained earnings (the restricted portion of retained earnings is $26,471,124 at both June 30, 2011 and December 31, 2010)	212,020,274	207,515,104
Less: Treasury stock, at cost (449,163 shares and nil as of June 30, 2011 and December 31, 2010, respectively)	(799,999)	-
Less: Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Accumulated other comprehensive income	60,536,528	49,126,251
Total Shareholders’ Equity	447,144,932	430,395,508
Non-controlling Interest	491,520	505,199
TOTAL EQUITY	447,636,452	430,900,707
TOTAL LIABILITIES AND EQUITY	$630,826,209	$611,544,992

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Revenues	$54,051,796	$77,296,212	$106,053,906	$131,045,980
Cost of sales	28,206,945	37,455,860	55,133,145	62,968,907
GROSS PROFIT	25,844,851	39,840,352	50,920,761	68,077,073

Selling, general and administrative expenses	11,258,098	16,663,566	22,497,345	27,406,278
Advertising costs	3,399,355	9,217,247	7,220,503	15,965,717
Research and development costs	3,125,276	3,250,882	5,826,488	6,029,691
Depreciation and amortization expenses	1,784,380	1,622,989	3,555,091	3,219,947
Total operating expenses	19,567,109	30,754,684	39,099,427	52,621,633

INCOME FROM OPERATIONS	6,277,742	9,085,668	11,821,334	15,455,440

Equity in earnings (losses) from unconsolidated entities	551,461	(296,301)	141,575	(41,086)
Gain (loss) on changes in ownership of unconsolidated entities	1,417,878	125,502	1,417,878	(12,240)
Interest expense, net	(1,518,810)	(1,371,246)	(3,032,395)	(2,937,031)
Other income (expenses), net	11,887	(30,039)	437,767	(17,792)
INCOME BEFORE INCOME TAX	6,740,158	7,513,584	10,786,159	12,447,291
Income tax	3,169,813	2,395,850	6,294,668	4,211,780
NET INCOME	3,570,345	5,117,734	4,491,491	8,235,511
Net loss attributable to non-controlling interest	10,673	6,476	13,679	11,876
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	3,581,018	5,124,210	4,505,170	8,247,387

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	8,277,811	1,843,654	11,410,277	1,936,503
OTHER COMPREHENSIVE INCOME	8,277,811	1,843,654	11,410,277	1,936,503

COMPREHENSIVE INCOME	$11,858,829	$6,967,864	$15,915,447	$10,183,890

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.07	$0.06	$0.11
Diluted	$0.05	$0.07	$0.06	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,675,136	74,743,986	74,788,633	74,680,327
Diluted	76,621,881	75,857,073	76,328,242	75,502,489

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,491,491	$8,235,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,187,334	6,482,226
Amortization of deferred issuance cost	464,144	464,145
Loss on disposal of property, plant and equipment	9,314	370
Stock-based consulting expenses	17,796	30,675
(Reversal) /Provision of doubtful accounts and slow moving inventories	(147,903)	79,494
Deferred taxes	(197,610)	(43,079)
Stock-based compensation expenses	1,480,721	1,280,829
Equity in (earnings) /losses from unconsolidated entities	(141,575)	41,086
(Gain)/loss on changes in ownership of unconsolidated entities	(1,417,878)	12,240
Independent director stock compensation	157,333	181,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	19,158,493	(9,346,105)
Inventories	(11,873,125)	(8,997,546)
Advances to suppliers and prepaid expenses	(3,814,473)	7,995,584
Other current assets	118,747	(121,192)
Increase (decrease) in:
Accounts payable	1,322,295	3,849,965
Other payables and accrued expenses	(4,390,734)	(5,831,985)
Taxes payable	1,312,983	(342,314)
Other liabilities	(2,176,508)	2,643,351
Unrecognized tax benefits	1,615,990	1,125,140
Net cash provided by operating activities	12,176,835	7,739,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(308,681)	(337,692)
Purchases of construction in progress	(8,484,273)	(1,027,429)
Deposit for long-term assets	(26,902,061)	(33,898)
Advances to equity investments	22,986	(11,221)
Proceeds from disposal of property, plant and equipment	228	-
Net cash used in investing activities	(35,671,801)	(1,410,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,798,115	4,543,075
Repayment of loans	(4,800,875)	(6,142,267)
Repurchase of common stock	(799,999)	-
Net cash (used in) provided financing activities	197,241	(1,599,192)
Effect of exchange rate changes on cash and cash equivalents	3,759,731	576,883
NET INCREASE IN CASH AND CASH EQUIVALENTS	(19,537,994)	5,307,346
Cash and cash equivalents, beginning of period	94,568,520	91,126,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,030,526	$96,433,832

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on June 30, 2011. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	JUNE 30,
	2011	2010
Quarter end RMB : US$ exchange rate	6.4640	6.8086
Average quarterly RMB : US$ exchange rate	6.5379	6.8229

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

Recurring agricultural costs include costs relating to irrigation, fertilizing, seedling, utility, farming wages and other ongoing crop and land maintenance activities. Recurring agricultural costs are capitalized as inventory and cease to be accumulated when the crops have reached maturity and ready to be harvested.  Any recurring agricultural costs incurred subsequent to the crops reaching maturity are expensed as incurred. Non-recurring agricultural costs, primarily comprising soil improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period.

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

Investments

The Company’s investments consist of cost method and equity method investments.

The Company applies FASB ASC 325, “Investments - Other: Cost method Investments”, in accounting for its investments over which the Company does not have the ability to exercise significant influence or control. The Company carries the investment at cost and only adjusts for other-than-temporary declines in fair value and distributions of earnings. The Company regularly evaluates the impairment of its cost method investments based on the performance and financial position of the investee as well as other evidence of estimated fair values. Such evaluation includes, but is not limited to, reviewing the investee's cash position, recent financing, projected and historical financial performance, cash flow forecasts and current and future financing needs. An impairment loss is recognized in the consolidated statements of operations equal to the excess of the investment's cost over its fair value at the balance sheet date of the reporting period of which the assessment is made. The fair value would then become the new cost basis of investment.

The Company applies FASB ASC 323, “Investments—Equity Method and Joint Ventures”, in accounting for its equity investments. Under FASB ASC 323, the equity method of accounting is used for investments in entities in which the Company has the ability to exercise significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company initially records its investment at cost and adjusts the carrying amount of the investment to recognize the Company’s proportionate share of each equity investee’s net income or loss into consolidated statements of income after the date of acquisition. The difference between the cost of the equity investee and the amount of the underlying equity in the net assets of the equity investee is recognized as equity method goodwill included in equity method investment on the consolidated balance sheets. The Company monitors its investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information. Any balance of equity method goodwill is not tested for impairment under the provisions of FASB ASC 350. Instead, equity method goodwill is tested for impairment together with the related investment as they are not separable.

An impairment loss on the equity method investments is recognized in the consolidated statements of income when the decline in value is determined to be other-than-temporary.

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

Newly Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05), "Presentation of Comprehensive Income."  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The provisions of ASU 2011-04 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable is net of provision for doubtful debts. Provision for doubtful debt activity is as follows:

	JUNE 30, 2011	DECEMBER 31, 2010
Beginning balance	$687,879	$522,897
Provision for doubtful debts	-	164,982
Reversal	(132,025)	-
Written off	-	-
Ending balance	$555,854	$687,879

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	JUNE 30, 2011	DECEMBER 31, 2010
Raw materials	$13,695,455	$6,902,658
Work in process	1,574,919	2,274,499
Finished goods	9,313,561	3,511,163
Total inventories	24,583,935	12,688,320
Less: provision against slow-moving inventories	(21,242)	(22,734)
Inventories, net	$24,562,693	$12,665,586

In 2009 and 2010, the Company entered into long-term supply contracts with various third parties to grow Millettia, a major raw material of the Company, on behalf of the Company through leasing land use rights and production arrangements. Under these contracts, the Company is entitled to costs in relation to Millettia cultivation and a supply price at fair value discounted at a pre-determined rate when delivered. All pre-harvest agricultural costs, including irrigation, fertilization, seeding, laboring, land leasing costs, and other ongoing crop and land maintenance activities, are capitalized as inventory and cease to be accumulated when Millettia has reached maturity and is ready to be harvested. Land leasing costs incur prior harvest are capitalized as they are an essential pre-condition to the cultivation and an inevitable cost component of the total growing cost during the cultivation period. All costs incurred subsequent to the Millettia reaching maturity will be expensed as incurred.  The Company expects the initial supply of Millettia to occur between year nine and year eleven of the contract period as Millettia is a stem from a certain plant which requires an eight to ten-year period to mature. These contracts expire after 30 years but entitle the Company to renew with terms to be negotiated.

As of June 30, 2011 and December 31, 2010, the Company capitalized agricultural costs in relation to Millettia cultivation of $887,855 and $190,697, respectively. As of June 30, 2010, the Company also made a prepayment of $3,567,333 in relation to Millettia cultivation that is expected to be commenced in June 2012. Such prepayment is capitalized as ‘Advances to suppliers and prepaid expenses' in the consolidated balance sheets and will be reclassified to inventory upon the commencement of cultivation (Note 5).

NOTE 5 - ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	JUNE 30, 2011	DECEMBER 31, 2010
Advance to suppliers	$14,084,609	$12,292,689
Prepaid expenses	296,740	1,953,455
Prepayment for long-term supply contracts (Note 4)	3,657,333	-
Advances to suppliers and prepaid expenses	$18,038,742	$14,246,144

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development.

NOTE 6 - LAND USE RIGHTS

Land use rights consist of the following:

	JUNE 30, 2011	DECEMBER 31, 2010
Cost of land use rights	$169,412,726	$165,625,682
Less: Accumulated amortization	(12,168,043)	(10,192,371)
Land use rights, net	$157,244,683	$155,433,311

As of June 30, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral was $20,950,368 and $20,729,293, respectively. See Note 15.

Amortization expense for the quarter ended June 30, 2011 and 2010 was $864,214 and $825,540, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $1,718,737 and $1,649,353, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress as of June 30, 2011 and December 31, 2010 was $31,479,655 and $22,516,044, respectively. Construction in progress represents the construction for production lines and buildings. The Company capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the three months ended June 30, 2011 and 2010 amounted to $1,917,292 and $1,826,641, respectively; total interest costs incurred for the six months ended June 30, 2011 and 2010 amounted to $3,793,443 and $3,823,266, respectively.

Total interest costs capitalized as part of construction in progress for the three months ended June 30, 2011 and 2010 amounted to $267,674 and $360,310, respectively and for the six months ended June 30, 2011 and 2010 amounted to $526,374 and 713,150, respectively. Capitalized interest included in construction in progress was $2,167,006 and $1,640,632 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	JUNE 30, 2011	DECEMBER 31, 2010
At cost:
Buildings	$107,218,386	$104,865,498
Machinery and equipment	24,093,405	23,512,674
Motor vehicles	1,569,195	1,568,813
Office equipment	2,614,494	2,529,352
Other equipment	4,780,345	3,996,164
	140,275,825	136,472,501
Less: Accumulated depreciation
Buildings	(10,845,516)	(9,278,438)
Machinery and equipment	(15,645,169)	(14,438,180)
Motor vehicles	(1,388,464)	(1,331,806)
Office equipment	(1,680,763)	(1,458,772)
Other equipment	(655,208)	(417,689)
	(30,215,120)	(26,924,885)
Property, plant and equipment, net	$110,060,705	$109,547,616

As of June 30, 2011 and December 31, 2010, the net book value of property, plant and equipment pledged as collateral for bank loans were $6,263,551 and $6,243,893, respectively. See Note 15.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,402,471 and $1,208,865, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $2,797,630 and $2,386,870, respectively.

NOTE 9 - OTHER INTANGIBLE ASSETS, NET

 Other intangible assets are summarized as follows:

	JUNE 30, 2011	DECEMBER 31, 2010
At cost:
Product licenses	$16,420,749	$16,053,679
Trademarks	11,196,035	10,945,759
Patents	5,085,701	4,972,016
Proprietary technology	298,666	291,990
Software	96,650	94,488
	33,097,801	32,357,932
Less: Accumulated amortization
Product licenses	$(9,725,662)	$(8,891,025)
Trademarks	(7,013,947)	(6,009,283)
Patents	(2,674,668)	(2,448,111)
Proprietary technology	(118,938)	(100,775)
Software	(24,892)	(19,611)
	(19,558,107)	(17,468,805)
Other intangible assets, net	$13,539,694	$14,889,127

Amortization expense for the three months ended June 30, 2011 and 2010 was $829,764 and $1,220,018, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $1,666,617and $2,437,484, respectively.

NOTE 10 – OTHER LONG-TERM INVESTMENT

Other long-term investment consists of cost method in Nuo Hua Affiliate, a PRC-based private pharmaceutical company, which maintains a presence in pharmaceutical wholesale and retail distribution in the PRC. On June 3, 2011, Nuo Hua Affiliate received additional capital contributions from an investor, which caused the Company’s ownership percentage to decrease from 30% to 12.6% and to lose the ability to exercise significant influence over the operating and financial policies of Nuo Hua Affiliate. Prior to the change in ownership, investment in Nuo Hua Affiliate was accounted for under the equity method. As a result of the change in ownership, the Company discontinued the equity method at the time significant influence was lost and recognized a gain of $0.76 million which was recorded in “Gain (loss) on changes in ownership of unconsolidated entities” in the consolidated statements of income and comprehensive income. The carrying amount of the investment was $41,772,510 as of June 30, 2011, which was determined by the equity method prior the change in ownership as the new basis when reclassifying the investment.

NOTE 11 - INVESTMENTS IN AND ADVANCES TO EQUITY INVESTMENTS

Investments in and advances to equity investments include our equity investments in Aoxing Pharmaceutical Company, Inc. (“AXN”) and Hezhou Jinji Color Printing Co., Ltd. (“Jinji”). AXN is a PRC-based pharmaceutical company, listed on the NYSE AMEX, specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Jinji is a color printing company focusing on the printing of external packaging materials. These investments are accounted for using the equity method.

On June 26, 2011, AXN issued additional common stock which decreased equity interest of AXN owned by the Company from 36.10% to 34.11% while the Company retained significant influence. A gain of $0.66 million was recognized as at June 30, 2011 resulting from a reduction in the Company’s ownership interest.

As of June 30, 2011 and December 31, 2010, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:

	JUNE 30, 2011	DECEMBER 31, 2010
Investment in AXN based on quoted market price	$23,169,099	$46,841,875
Carrying amount of investment in AXN	$19,498,843	$18,903,366

There was no impairment charges recognized in any of the periods presented.

NOTE 12 - OTHER LONG-TERM ASSETS

	JUNE 30, 2011	DECEMBER 31, 2010
Payment for long-term supply contract	$7,900,681	$7,724,069
Deposits for long-term assets	30,211,363	443,811
Total other long-term assets	$38,112,044	$8,167,880

On October 17, 2009, the Company entered into a long-term supply contract with a third party to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), which is a major raw material of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from a certain plant which requires a three-year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at fair value when delivered. The payment will be amortized to inventory upon delivery of the raw material.

Deposits for long-term assets include a deposit for a long-lived asset to be acquired, which will allow the Company to obtain the right approved by China's central government to establish a Traditional Chinese Medicine (TCM) raw material trading center in Northeast China. The long-lived asset is not intended for resale by the Company and the deposits will be reclassified to the respective accounts under long-lived assets upon the transfers of legal title.

The Company assesses the impairment of the payment as of each balance date. As of June 30, 2011 and December 31, 2010, no impairment was recognized.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

The components of other payables and accrued expenses are as follows:

	JUNE 30, 2011	DECEMBER 31, 2010
Other taxes payable	$199,370	$295,702
Other payables	7,136,811	9,378,014
Accrued expenses	6,839,016	8,365,841
Other payables and accrued expenses	$14,175,197	$18,039,557

Other payables balance mainly represent VAT-output for manufacturing subsidiaries.

Accrued expenses mainly represent promotional fee, interest expenses accrued on convertible notes and other banks loans and accrued advertisement expenses.

NOTE 14 - OTHER LIABILITIES

	JUNE 30, 2011	DECEMBER 31, 2010
Due to employees	$260,799	$2,803,189
Advances from customers	2,678,346	2,194,450
Other current liabilities	1,168,454	1,286,468
Other liabilities	$4,107,599	$6,284,107

Due to employees mainly represent deposits collected from the Company’s salesmen to encourage receivables collection.

Advances from customers mainly represent cash received for goods not yet delivered to customers.

NOTE 15 - DEBT

Short-term loans are obtained from local banks and a third party. All of the short-term loans are repayable within one year and the short-term loans from local banks are secured by property, plant and equipment and land use rights owned by the Company. See Notes 6 and 8.

Long-term loans include a mortgage loan that bears interest on daily balances at 2.50% per annum below HSBC HKD best lending rate and is repayable over 15 years. The principal amount of long-term loans is not payable until the end of the term.

Interest expense for all outstanding debt excluding the convertible notes was $112,319 and $145,346 for the three months ended June 30, 2011 and 2010, respectively. Interest expense for all outstanding debt excluding the convertible notes was $216,679 and $294,472 for the six months ended June 30, 2011 and 2010, respectively.

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

The effective interest rate on the Notes for the three months ended June 30, 2011 and 2010 was 5.945%.

The amount of interest cost recognized for the three months ended June 30, 2011 and 2010 was $1,437,500 and for the six months ended June 30, 2011 and 2010 was $2,875,000.

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

Common Stock Awards issued to consultants and non-employee directors

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

The Company recorded $474,638 compensation cost for both of the three-month periods ended June 30, 2011 and 2010,and $949,276 for both of the six months ended June 30, 2011 and 2010, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in selling, general and administrative expenses. The total fair value of the options granted to employees at the respective grant dates was $9,492,751, of which the unrecognized portion of $2,686,901 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 1.7 years as of June 30, 2011.

The expected forfeiture rate of the stock options granted as of June 30, 2011 is 0%.

Common Stock Awards

On April 10, 2009, April 8, 2010, April 10, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of common stock awards to the Company’s executive officer and certain senior management members. Common stock awards granted vest over a five-year service period. Compensation expense is recognized for the fair value of common stock on the grant date on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the common stock awards under the 2006 Plan.

The expected forfeiture rate of the common stock awards granted as of June 30, 2011 is 0%.

The Company recorded selling, general and administrative expenses of $303,491 and $227,954 in connection with such awards for the three months ended June 30, 2011 and 2010, respectively and $531,445 and $331,553 for the six months ended June 30, 2011 and 2010, respectively.

The total fair value of the common stock awards granted as of the respective grant date was $6,069,829, of which the unrecognized portion of $4,440,174 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 3.9 years as of June 30, 2011.

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

As a result, $26,471,124 has been appropriated to the accumulated statutory reserves, which were included in retained earnings, by the Company’s PRC subsidiaries as of June 30, 2011 and December 31, 2010.

Treasury Stock

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

Any common stock repurchased by the Company became part of its treasury stock which will be shown as a separate item in the consolidated statements of changes in shareholders’ equity. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of June 30, 2011, the Company had repurchased 449,163 shares of its  common stock at a total cost of $799,999 pursuant to this Share Buyback Program.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2011, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The capital commitments and purchase commitments were $3,163,060 and $5,940,625 within one year and $9,633,741 and $9,982,912 after one year but within five years. In addition, the Company had advertisement contract commitments of $11,991,006 for the next 12 months as well as R&D commitments of $3,075,640 within one year and $719,245 after one year but within five years.

Effective from January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of June 30, 2011, the Company has recorded an unrecognized tax benefit of $6,666,147.

As of June 30, 2011, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of June 30, 2011.

 NOTE 20 - SEGMENT REPORTING

For the three months ended June 30, 2011 and 2010 the Company’s segments were as follows:
	Three Months Ended June 30,
	2011	2010
Manufacturing Segment
Revenue from pharmaceutical products	$40,731,379	$63,776,505
Revenue from nutraceutical products	9,549,718	9,934,088
Total manufacturing revenue	50,281,097	73,710,593
Total manufacturing costs	24,551,570	33,975,991
Depreciation and amortization expense	1,316,189	1,220,088
Selling, general and administrative expenses, research and development costs and advertising costs	14,108,181	26,867,611
Operating income of manufacturing segment	7,892,526	9,171,658

Distribution Segment
Distribution revenue	$3,770,699	$3,585,619
Equity in earnings from unconsolidated entities	90,561	740,345
Operating income of distribution segment	769,372	506,865

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	8,661,898	9,678,523
Unallocated	(5,080,880)	(4,554,313)
Consolidated Net Income Attributable to Controlling Interest	$3,581,018	$5,124,210

	Six Months Ended June 30,
	2011	2010
Manufacturing Segment
Revenue from pharmaceutical products	$79,693,360	$104,641,586
Revenue from nutraceutical products	19,335,518	19,599,791
Total manufacturing revenue	99,028,878	124,241,377
Total manufacturing costs	47,475,632	56,367,559
Depreciation and amortization expense	2,625,860	2,415,444
Selling, general and administrative expenses, research and development costs and advertising costs	30,031,860	44,833,832
Operating income of manufacturing segment	14,897,241	16,625,552

Distribution Segment
Distribution revenue	$7,025,028	$6,804,603
Equity in earnings from unconsolidated entities	202,659	1,344,795
Operating income of distribution segment	835,288	938,937

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	15,732,529	17,564,489
Unallocated	(11,227,359)	(9,317,102)
Consolidated Net Income Attributable to Controlling Interest	$4,505,170	$8,247,387

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EPS Numerator:
Net income attributable to controlling interest	$3,581,018	$5,124,210	$4,505,170	$8,247,387

EPS Denominator:
Weighted average shares outstanding – Basic	74,675,136	74,743,986	74,788,633	74,680,327
Effect of dilutive instruments:
Common stock awards to be issued	1,946,745	1,113,087	1,539,609	822,162
Weighted average shares outstanding – Diluted	76,621,881	75,857,073	76,328,242	75,502,489

EPS - Basic	$0.05	$0.07	$0.06	$0.11
EPS - Diluted	$0.05	$0.07	$0.06	$0.11

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the three and six months ended June 30, 2011 and 2010, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of the Company’s common stock for each period.

As more fully discussed in Note 16, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to net income attributable to controlling interest, reflecting the assumption that the notes have been converted.  The calculation of diluted earnings per share excludes the convertible notes for the three and six months ended June 30, 2011 and 2010 because conversion of the convertible notes under the if-converted method would have been anti-dilutive.

NOTE 22 – TAXES

The Company's effective tax rates were 47% and 32% for the three months ended June 30, 2011 and 2010, respectively and were 58% and 34% for the six months ended June 30, 2011 and 2010, respectively. The increase in effective tax rate was mainly due to an increase of applicable tax rate for the PRC subsidiaries as the High & New Technology status will expire near the year end of 2011. At the current stage, management did not believe it is more-likely-than-not that these entities will qualify for the HNTE status upon renewal; as a result, the Company applied 25% corporate income tax rate for GLP, BOKE, Three Happiness, HSPL and CCXA for the three and six months ended June 30, 2011. The assessment of qualification for the HNTE status is performed on an on-going basis by management. The Company had total income tax expense of $3,169,813 and $6,294,668 for the three and six months ended June 30, 2011, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 25% and 15% for June 30, 2011 and 2010, respectively. A full valuation allowance was recorded for deferred tax assets of those entities within the Company that continue to be in a cumulative loss position. The Company recorded a current tax expense of $6,492,278 for the six months ended June 30, 2011 of which $1,442,996 was related to an increase in unrecognized tax benefits. The unrecognized tax benefits were primarily related to the tax impact of deemed interest at PRC subsidiaries. The Company recorded cumulative interests of $636,013 as of June 30, 2011.

NOTE 23 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,411,864 and $262,440 for the three months ended June 30, 2011 and 2010, respectively and $2,845,362 and $479,178 for the six months ended June 30, 2011 and 2010, respectively and are included in cost, inventory, selling, general and administrative expenses.

NOTE 24 - SUBSEQUENT EVENTS
There were no significant subsequent events occurred after June 30, 2011

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

At June 30, 2011, the Company provided a $555,854 reserve against accounts and notes receivable. Management’s estimate of the appropriate reserve on accounts and notes receivable at June 30, 2011 was based on the aged nature of these accounts and notes receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2011, the Company provided an allowance against its inventories amounting to $21,242. Management’s determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

We account for uncertainty in income taxes in accordance with FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of June 30, 2011, the Company recorded an unrecognized tax benefit of approximately $6,666,147, which is mainly related to non-trade intercompany transactions, fixed assets and intangible assets.

Our accounting policy for interest and penalties related to an uncertain position, if any when required, is classified as part of interest expenses and other expenses, respectively.  The Company recorded $636,013 interest and a penalty of nil as of June 30, 2011.

Newly Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05), "Presentation of Comprehensive Income."  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The provisions of ASU 2011-04 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Revenues	$54,051,796	$77,296,212	100%	100%
Cost of sales	28,206,945	37,455,860	52	48
GROSS PROFIT	25,844,851	39,840,352	48	52

Selling, general and administrative expenses	11,258,098	16,663,566	21	22
Advertising costs	3,399,355	9,217,247	6	12
Research and development costs	3,125,276	3,250,882	6	4
Depreciation and amortization expenses	1,784,380	1,622,989	3	2
Total operating expenses	19,567,109	30,754,684	36	40

INCOME FROM OPERATIONS	6,277,742	9,085,668	12	12
Equity in earnings (losses) from unconsolidated entities	551,461	(296,301)	1	-
Gain (loss) on changes in ownership of unconsolidated entities	1,417,878	125,502	3	-
Interest expense, net	(1,518,810)	(1,371,246)	(3)	(2)
Other income, net	11,887	(30,039)	-	-
INCOME BEFORE INCOME TAX	6,740,158	7,513,584	13	10
Income tax	3,169,813	2,395,850	6	3
NET INCOME	3,570,345	5,117,734	7	7
Net loss attributable to non-controlling interest	10,673	6,476	-	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$3,581,018	$5,124,210	7%	7%
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

Revenues

Revenues for the second quarter of 2011 were $54,051,796, a decrease of $23,244,416, or 30% compared to revenues for the same period of 2010.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$40,731,379	$63,776,505	$(23,045,126)	(36)%
Revenue from nutraceutical products	9,549,718	9,934,088	(384,370)	(4)%
Total manufacturing revenue	50,281,097	73,710,593	(23,429,496)	(32)%
Distribution revenue	3,770,699	3,585,619	185,080	5%
Total revenues	$54,051,796	$77,296,212	$(23,244,416)	(30)%

Revenue in connection with our pharmaceutical products decreased by $23,045,126, or 36%, as compared to 2010 primarily due to the following factors:

●
sales from our prescription pharmaceutical products decreased from $30,396,472 for the second quarter of 2010 to $26,222,387 for the same period of 2011, or a 14% decrease. The decrease was primarily due to the decrease in sales from SHL powder and CCXA’s generic pharmaceutical products and partially offset by the increase in sales from our prescription formulated Jinji capsule; and

●
sales from our OTC pharmaceutical products decreased from $33,380,033 for the second quarter of 2010 to $14,508,992 for the same period of 2011, or a 57% decrease. This was mainly due to the decreased sales volume of GLP’s generic OTC drugs.

We decreased the manufacturing of certain generic drugs since the TCM raw material price for these drugs has continued to increase this quarter. Accordingly, we shifted the products mix toward higher-margin products from lower margin products to minimize the impact from the increased cost of certain raw materials and the continuing government price cut on certain products.

Revenue in connection with our nutraceutical products was in line with the same period of 2010, decreased by 4%, to $9,549,718.

The distribution revenue from Nuo Hua's majority owned subsidiary was in line with the same period of 2010, increased by 5%, to $3,770,699.

Cost of Sales and Gross Profit

Cost of sales was $28,206,945 for the second quarter of 2011, compared to $37,455,860 in the same period of 2010. Cost of sales in the second quarter of 2011 and 2010 by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Pharmaceutical products	$19,367,436	$28,953,638	$(9,586,202)	(33)%
Nutraceutical products	5,184,134	5,022,353	161,781	3%
Total manufacturing cost	24,551,570	33,975,991	(9,424,421)	(28)%
Distribution cost	3,655,375	3,479,869	175,506	5%
Total cost	$28,206,945	$37,455,860	$(9,248,915)	(25)%

Gross profit decreased by $13,995,501, or 35%, for the second quarter of 2011 compared to the same period of 2010. Gross profit as a percentage of revenues decreased from 52% in the second quarter of 2010 to 48% in the same period of 2011 mainly due to the new levied urban construction and maintenance tax and educational surcharge.

From December of 2010, the urban construction and maintenance tax and educational surcharge were levied on foreign investment enterprises and foreign enterprises who enjoyed exemption before. We recognized the urban construction and maintenance tax and educational surcharge in cost of sales. As a result of the regulation change, our gross margin for the second quarter of 2011 was affected by approximately 2%.

We continued our efforts to manage the margin pressure although the increased purchase prices of certain raw materials increased the cost of sales.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses decreased by $5,405,468, or 32% in the second quarter of 2011 compared to the same period of 2010. The details of our sales and marketing expenses were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Payroll	$3,017,104	$3,060,574	$(43,470)	(1)%
Staff welfare and insurance	710,820	370,689	340,131	92%
Promotional materials and fees	2,024,554	6,980,088	(4,955,534)	(71)%
Trips and traveling	1,024,292	921,429	102,863	11%
Shipping	921,256	1,467,934	(546,678)	(37)%
Stock based compensation	851,005	810,067	40,938	5%
Professional fees	664,305	771,824	(107,519)	(14)%
Miscellaneous	2,044,762	2,280,961	(236,199)	(10)%
TOTAL	$11,258,098	$16,663,566	$(5,405,468)	(32)%

The decrease in selling, general and administrative expenses in the second quarter of 2011 compared to the same period of 2010 was primarily due to the following factors:

●
the decrease of promotional materials and fees by $4,955,534, or 71% in the second quarter of 2011 as compared to the same period of 2010. This was primarily due to the reduction of our promotional activities in relation to SHL powder and generic prescription and OTC drugs;

●
the decrease of shipping costs by $546,678, or 37% in the second quarter of 2011 as compared to the same period of 2010. This was primarily due to the reduction of sales volume of our pharmaceutical products; and

●
The decrease was partially offset by the increase of staff welfare and insurance expenses of $340,131,which was primarily due to the increase of our staff welfare and insurance coverage and level as required by Chinese labor law.

Advertising Costs

Advertising costs decreased by $5,817,892, from $9,217,247 in the second quarter of 2010 to $3,399,355 in the same period of 2011. Advertising costs as a percentage of revenue decreased from 12% in the second quarter of 2010 to 6% in the same period of 2011.

We decreased the advertising costs related to some of our OTC generic drugs during this quarter. We continued to invest in advertising to create a unified mega brand for AOBO so that we can leverage on the establishment of all our individual brands to increase the brand awareness and market shares.

Research and Development Costs

Research and development costs maintained the same level in the second quarter of 2011 as the same period of 2010. Expressed as a percentage of revenue, research and development costs was 6% and 4% for the second quarter of 2011 and 2010, respectfully.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $161,391, or 10%, in the second quarter of 2011 as compared to the same period of 2010. This was mainly due to the increase of the property, plant and equipment and land use rights during the second half of 2010.

Equity in Earnings (Losses) from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities increased from a loss of $296,301 in the second quarter of 2010 to a gain of $551,461 in the same period of 2011. The increase was mainly due to the recognition of the share of equity earnings from investment in Aoxing Pharmaceutical Company, Inc. (“AXN”).

Gain (loss) on Changes in Ownership of Unconsolidated Entities

Gain (loss) on changes in ownership of unconsolidated entities includes gain on changes in ownership of Nuo Hua Affiliate and AXN.

On June 3, 2011, Nuo Hua Affiliate received additional capital contributions from an investor, which caused the Company’s ownership percentage to decrease from 30% to 12.6%. A gain of $0.76 million was recognized in the second quarter of 2011. For additional information, see “Item 1. Financial Statements — Note 10. Other Long-term.Investment.”
On June 26, 2011, AXN and six note holders reached an agreement to settle certain outstanding notes and accrued interest thereon totalling 42,449,722.63 RMB (approximately USD$6,567,199) by issuing 2,432,296 share of AXN’s common stock at $2.70 per shares.  As a result, equity interest of AXN owned by the Company decreased from 36.10% to 34.11% while the Company retained significant influence.  A gain of $0.66 million was recognized in the second quarter of 2011 resulting from a reduction in the Company’s ownership interest.

Interest Expense, Net

Net interest expense was $1,518,810 for the second quarter of 2011 compared to net interest expense of $1,371,246 for the same period of 2010.

Income Tax

The Company’s effective tax rate for the second quarter of 2011 was 47%, which is an increase of 15% from the same period of 2010. The increase in the effective tax rate is mainly due to the change of our applicable income tax rate of our major PRC subsidiaries from 15% in the second quarter of 2010 to 25% in the same period of 2011. For additional information, see “Item 1. Financial Statements — Note 22. Taxes”.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$106,053,906	$131,045,980	100%	100%
Cost of sales	55,133,145	62,968,907	52	48
GROSS PROFIT	50,920,761	68,077,073	48	52

Selling, general and administrative expenses	22,497,345	27,406,278	21	21
Advertising costs	7,220,503	15,965,717	7	12
Research and development costs	5,826,488	6,029,691	5	5
Depreciation and amortization expenses	3,555,091	3,219,947	3	2
Total operating expenses	39,099,427	52,621,633	36	40

INCOME FROM OPERATIONS	11,821,334	15,455,440	12	12
Equity in earnings (losses) from unconsolidated entities	141,575	(41,086)	-	-
Gain (loss) on changes in ownership of unconsolidated entities	1,417,878	(12,240)	1	-
Interest expense, net	(3,032,395)	(2,937,031)	(3)	(2)
Other income, net	437,767	(17,792)	-	-
INCOME BEFORE INCOME TAX	10,786,159	12,447,291	10	10
Income tax	6,294,668	4,211,780	6	3
NET INCOME	4,491,491	8,235,511	4	7
Net loss attributable to non-controlling interest	13,679	11,876	-	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$4,505,170	$8,247,387	4%	6%
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

Revenues

Revenues for the six months ended June 30, 2011 were $106,053,906, a decrease of $24,992,074, or 19% compared to revenues for the same period of 2010.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$79,693,360	$104,641,586	$(24,948,226)	(24)%
Revenue from nutraceutical products	19,335,518	19,599,791	(264,273)	(1)%
Total manufacturing revenue	99,028,878	124,241,377	(25,212,499)	(20)%
Distribution revenue	7,025,028	6,804,603	220,425	3%
Total revenues	$106,053,906	$131,045,980	$(24,992,074)	(19)%

Revenue in connection with our pharmaceutical products decreased by $24,948,226, or 24%, as compared to 2010 primarily due to the following factors:

●
sales from our prescription pharmaceutical products decreased from $51,342,902 for the six months ended June 30, 2010 to $50,291,636 for the same period of 2011, or a 2% decrease. The decrease was primarily due to the decrease in sales from SHL powder and CCXA’s generic pharmaceutical products and partially offset by the increase in sales from our prescription formulated Jinji capsule; and

●
sales from our OTC pharmaceutical products decreased from $53,298,684 for the six months ended June 30, 2010 to $29,401,724 for the same period of 2011, or a 45% decrease. This was mainly due to the decreased sales volume of GLP’s generic OTC drugs.

We decreased the manufacturing of certain generic drugs since the TCM raw material price for these drugs has continued to increase in the first half year of 2011. Accordingly, we shifted the products mix toward higher-margin products from lower margin products to minimize the impact from the increased cost of certain raw materials and the continuing government price cut on certain products.

Revenue in connection with our nutraceutical products was in line with the same period of 2010, decreased by 1%, to $19,335,518.

The distribution revenue from Nuo Hua's majority owned subsidiary was in line with the same period of 2010, increased by 3%, to $7,025,028.

Cost of Sales and Gross Profit

Cost of sales was $55,133,145 for the six months ended June 30, 2011, compared to $62,968,907 in the same period of 2010. Cost of sales in the six months ended June 30, 2011 and 2010 by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Pharmaceutical products	$37,970,193	$46,577,842	$(8,607,649)	(18)%
Nutraceutical products	10,416,530	9,789,717	626,813	6%
Total manufacturing cost	48,386,723	56,367,559	(7,980,836)	(14)%
Distribution cost	6,746,422	6,601,348	145,074	2%
Total cost	$55,133,145	$62,968,907	$(7,835,762)	(12)%

Gross profit decreased by $17,156,312, or 25%, for the six months ended June 30, 2011 compared to the same period of 2010. Gross profit as a percentage of revenues decreased from 52% for the six months ended June 30, 2010 to 48% in the same period of 2011 mainly due to the new levied urban construction and maintenance tax and educational surcharge.

From December of 2010, the urban construction and maintenance tax and educational surcharge were levied on foreign investment enterprises and foreign enterprises who enjoyed exemption before. We recognized the urban construction and maintenance tax and educational surcharge in cost of sales. As a result of the regulation change, our gross margin for the six months ended June 30, 2011 was affected by approximately 2%.

We continued our efforts to manage the margin pressure although the increased purchase prices of certain raw materials increased the cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $27,406,278 for the six months ended June 30, 2010 to $22,497,345 in the same period of 2011, representing a 18% decrease. The details of our sales and marketing expenses were as follows:
	Six Months Ended June 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Payroll	$6,272,885	$5,486,469	$786,416	14%
Staff welfare and insurance	1,833,927	786,944	1,046,983	133%
Promotional materials and fees	3,573,606	9,411,799	(5,838,193)	(62)%
Trips and traveling	2,008,694	1,868,446	140,248	8%
Shipping	1,836,585	2,441,563	(604,978)	(25)%
Stock based compensation	1,663,272	1,505,504	157,768	10%
Professional fees	1,315,077	1,550,953	(235,876)	(15)%
Miscellaneous	3,993,299	4,354,600	(361,301)	(8)%
TOTAL	$22,497,345	$27,406,278	$(4,908,933)	(18)%

The decrease in selling, general and administrative expenses for the six months ended June 30, 2011 compared to the same period of 2010 was primarily due to the following factors:

●
the decrease of promotional materials and fees by $5,838,193, or 62% as compared to the same period of 2010. This was primarily due to the reduction of our promotional activities in relation to SHL powder and generic prescription and OTC drugs;

●	the decrease of shipping costs by $604,978, or 25% as compared to the same period of 2010. This was primarily due to the reduction of sales volume of our pharmaceutical products; and

●
The decrease in selling, general and administrative expenses was partially offset by the increase of payroll expenses and staff welfare and insurance expenses by $786,416 and $1,046,983, respectfully which was primarily due to the increase of the average salaries and bonuses for our staff as a result of the increased market need for sales people and China’s increased labor costs and the increase of our staff welfare and insurance coverage and level as required by Chinese labor law.

Advertising Costs

Advertising costs decreased by $8,745,214, from $15,965,717 in the six months ended June 30, 2010 to $7,220,503 in the same period of 2011. Advertising costs as a percentage of revenue decreased from 12% for the six months ended June 30, 2010 to 7% for the same period of 2011.

We decreased the advertising costs related to some of our OTC generic drugs during the six months ended June 30, 2011. We continued to invest in advertising to create a unified mega brand for AOBO so that we can leverage on the establishment of all our individual brands to increase the brand awareness and market shares.

Research and Development Costs

Research and development costs maintained the same level for the six months ended June 30, 2011 as the same period of 2010. Expressed as a percentage of revenue, research and development costs was 5% for the six months ended June 30, both 2011 and 2010.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $335,144, or 10%, for the six months ended June 30, 2011 as compared to the same period of 2010. This was mainly due to the increase of the property, plant and equipment and land use rights during the second half of 2010.

Equity in Earnings (Losses) from Unconsolidated Entities

Equity in earnings (losses) from unconsolidated entities increased from a loss of $41,086 in the six months ended June 30, 2010 to a gain of $141,575 in the same period of 2011. The increase was mainly due to the recognition of the share of equity earnings from investment in Aoxing Pharmaceutical Company, Inc. (“AXN”).

Gain (loss) on Changes in Ownership of Unconsolidated Entities

Gain (loss) on changes in ownership of unconsolidated entities includes gain on changes in ownership of Nuo Hua Affiliate and AXN.

On June 3, 2011, Nuo Hua Affiliate received additional capital contributions from an investor, which caused the Company’s ownership percentage to decrease from 30% to 12.6%. A gain of $0.76 million was recognized in the second quarter of 2011. For additional information, see “Item 1. Financial Statements — Note 10. Other Long-term.Investment.”

On June 26, 2011, AXN and six note holders reached an agreement to settle certain outstanding notes and accrued interest thereon totalling 42,449,722.63 RMB (approximately USD$6,567,199) by issuing 2,432,296 shares of AXN's common stock at $2.70 per share. As a result, equity interest of AXN owned by the Company decreased from 36.10% to 34.11% while the Company retained a significant influence. A gain of $0.66 million was recognized in the second quarter of 2011 resulting from a reduction in the Company’s ownership interest.

Interest Expense, Net

Net interest expense was $3,032,395 for the six months ended June 30, 2011 compared to net interest expense of $2,937,031 for the same period of 2010.

Income Tax

The Company’s effective tax rate for the six months ended June 30, 2011 was 58%, which is an increase of 24% from the same period of 2010. The increase in the effective tax rate is mainly due to the change of our applicable income tax rate of our major PRC subsidiaries from 15% in the six months ended June 30, 2010 to 25% in the same period of 2011. For additional information, see “Item 1. Financial Statements — Note 22. Taxes”.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at June 30, 2011 was $75,030,526, representing a decrease of $19,537,994, or 21%, compared with our cash position of $94,568,520 at December 31, 2010. The decrease was mainly attributable to the decrease of investing activities of $35,671,801 and partially offset by the operating and financing activities of $12,176,835 and $197,241.

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

Working Capital

We maintain a significant level of working capital. Our working capital decreased by $23,671,019 to $138,504,172 at June 30, 2011, as compared to $162,175,191 at December 31, 2010, primarily due to a decrease in cash and cash equivalents by $19,537,994, a decrease in net accounts and notes receivable by $19,016,747 and partially offset by an increase of net inventories of $11,897,107.

Cash Flow

Operating Activities

Cash flows from operations during the six months ended June 30, 2011 amounted to $12,176,835, representing an increase of $4,436,940 compared with cash flows from operations of $7,739,895 for the same period of 2010. The increase in net cash provided by operating activities was primarily attributable to the increase in changes in operating assets and liabilities which aggregated to a net cash inflow of $1,273,668, an increase by $10,298,770 from a net cash outflow of $9,025,102 during the same period of 2010. As reflected in our cash flows, the changes included:

●	cash inflow from accounts and notes receivable amounted to $19,158,493 primarily affected by the timing of collection of our sales revenue during the fourth quarter of 2010;

●	cash outflows from inventories amounted to $11,873,125 mainly due to the increased purchases of raw materials for planned inventory buildup; and

●	cash outflows from other payables and accrued expenses amounted to $4,390,734 primarily attributed to the timing of payments to the promotion fee accrued in 2010.

Investing Activities

Our net cash used in investing activities amounted to $35,671,801 during the six months ended June 30, 2011, compared to net cash used in investing activities of $1,410,240 for the same period of 2010. As reflected in our cash flows, the changes included:

•
cash outflows for the deposit of a long-lived asset to be acquired, which will allow us to have the right to establish a TCM raw material trading center in Northeast China approved by the China’s central government amounted to $23,821,945. The investment is intended to be integrated with our competitive infrastructure and whole supply chain management, providing foundation for the Company to start a TCM raw material trading business, offering a long term steadier supply of qualified raw materials with manageable costs covering Northeast China and generating new profit stream in addition to our existing product portfolio. For additional information, see “Item 1. Financial Statements — Note 12. Other Long-Term Assets”.

•
cash outflows for purchases of construction in progress of $8,484,273 during the six months ended June 30, 2011 for the expansion and upgrade of our manufacturing facilities to complement capacity improvement and efficiency enhancement.

Financing Activities

Our net cash provided from financing activities was $197,241 in the six months ended June 30, 2011, compared to cash outflow of $1,599,192 in the same period of 2010. During the period, we repaid $4,800,875 bank loans and received $5,798,115 from the short-term bank loans. We also repurchased 449,163 shares of our common stock at a total cost of $799,999 pursuant to the Share Buyback Program during the second quarter of 2011. For additional information, see “Item 1. Financial Statements — Note 18. Shareholders’ equity”.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of June 30, 2011.

Contractual Obligations

During the three months ended June 30, 2011 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

See Part II Item 2.

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

We recognized a foreign currency translation adjustment of $11.4 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at June 30, 2011 were translated at 6.464 RMB to $1.00 USD as compared to 6.6118RMB at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2011 and 2010 were 6.5379 RMB and 6.8229 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases during the three months ended June 30, 2011 made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2011 to April 30, 2011	420,218		$1.82	$763	$19,237
May 1, 2011 to May 31, 2011	—		—	—	19,237
June 1, 2011 to June 30, 2011	28,945		1.28	37	19,200

Total	449,163	$		$800	$19,200

(1)
Represents repurchases of shares of our common stock by us pursuant to a stock repurchase program we publicly announced on March 20, 2011. All repurchases were made using cash resources. Under the program, we may, from time to time for a period of twenty four months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $20 million in aggregate value of our outstanding common stock.

The following summarizes the issuance of our equity securities during the three month ended June 30, 2011:

•	85,243 shares of restricted common stock to five of its independent directors. The shares issued were part of the total compensation for their services rendered in 2010.
•	223,201 shares of restricted common stock to employees based on a graded vesting schedule of 20% per fully completed year (based on each subsequent one-year anniversary of the date of grant).

•	8,466 shares of common stock to a consultant for advisory services rendered in 2010.

The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 9, 2011

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: August 9, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document