Form 10-K/A
period 2010-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2011-11-14
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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
__________________________
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2010 filed by American Oriental Bioengineering, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on March 15, 2011 (the “Original Report”).

Subsequent to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2010, the Company’s Independent Registered Public Accounting Firm identified accounting errors related to the Company’s equity investment in Nuo Hua Affiliate.

The Company and the Audit Committee undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred and concluded that the Company’s previously-issued 2010 audited consolidated financial statements and unaudited interim condensed consolidated financial statements as of September 30, 2010, March 31, 2011 and June 30, 2011, should be, and accordingly, have been restated because of these accounting errors.

On September 27, 2010, the Company entered into an equity transfer agreement with an unrelated third party pursuant to which the Company agreed to sell its equity interest in Nuo Hua Affiliate, for a consideration of RMB255,000,000 ($38,567,410), with RMB148,543,200 ($22,466,378) to be paid in cash and RMB106,456,800 ($16,101,032) to be paid in equity interests of another company owned by the third party buyer.  In October 2010, the Company’s equity interest in Nuo Hua Affiliate was legally transferred to the third party buyer. As of December 31, 2010 and up to November 14, 2011, the Company has not received the consideration from the third party buyer.

The Company did not appropriately account for this transaction in its financial statements as filed with the Securities and Exchange Commission for the year ended December 31, 2010 or the quarters ended September 30, 2010, March 31, 2011 or June 30, 2011.

The errors made in accounting for this transaction resulted in:

•	For the quarter ended September 30, 2010, the recognition of an impairment loss and a corresponding reduction in the carrying amount of the equity investment.

•
For the year ended December 31, 2010, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”; the recognition of a loss on disposal of equity investment; the reversal of income in equity earnings in unconsolidated entities, and the recording of income tax expense and a corresponding unrecognized tax benefits liability due to the tax effect of the capital gain resulting from the transaction, as the equity interest in Nuo Hua Affiliate was initially purchased at a price that was lower than the disposition consideration

•
For the quarter ended March 31, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”, and the reversal of income in equity earnings in unconsolidated entities.

•
For the quarter ended June 30, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”; the reversal of income in equity earnings in unconsolidated entities, and the reversal of a gain on change in ownership of unconsolidated entities.

In the unaudited interim consolidated financial statements as of June 30, 2011, the Company disclosed that it had lost the ability to exercise significant influence over the operating and financial policies of Nuo Hua Affiliate due to a change in ownership. As a result, it discontinued the equity method by reclassifying the investment in Nuo Hua Affiliate to “other long-term investment” in the consolidated balance sheet and recognized a gain of $759,338 which was recorded in “Gain on changes in ownership of unconsolidated entities” in the consolidated statements of income and comprehensive income.  As the investment in Nuo Hua Affiliate had been disposed as of December 31, 2010, the gain of $759,338 recognized as of June 30, 2011 was also an error as discussed above.

The Audit Committee and Company management requested outside legal counsel to perform a review of the matter and as a result, it was determined that the above-mentioned accounting errors occurred because the Company’s Chief Accounting Officer did not provide adequate disclosures with respect to the transaction at the outset, received knowingly-falsified documentation from the legal representative for Nuo Hua  with respect to the transaction, and subsequently provided that documentation to the Company’s Independent Public Accounting Firm in an attempt to  provide evidential matter that would appear to appropriately support the transaction to the Company’s Independent Public Accounting Firm with respect to the accounting treatment adopted by the Company for the Nuo Hua Affiliate.  The incident and these accounting errors resulted from a design deficiency in the Company’s  controls over the implications of and accounting for significant contracts and transactions for which the Chief Accounting Officer had, without oversight, the sole authority.  In addition, a design deficiency existed as transactions over a specified threshold were not required to be reported to those with oversight of the financial reporting process. Due to the resulting restatement, these deficiencies were determined to be material weaknesses.

The Company’s Chief Accounting Officer has been suspended from all accounting and finance responsibilities, pending completion of the investigation, and the Company’s legal representative for Nuo Hua was terminated in October 2011.

The Form 10-K/A includes amended and restated consolidated financial statements and related financial information for the years ended December 31, 2010. It also includes amended and restated financial results for the quarter ended September 30, 2010. The nature, timing, and impact of the restatement and the amended and restated financial results for the quarter ended September 30, 2010 is disclosed in Note 4 to the consolidated financial statements. The effects of this restatement are reflected in the Management’s Discussion and Analysis included in this Form 10-K/A.

Because of the nature and timing of the review, the Company was unable to file its quarterly report on Form 10-Q for the period ended September 30, 2011 on time. Such filing will be made concurrent with or as soon as possible after the filing of this amended annual report on Form 10-K/A.

The Company reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework contained in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). As a result of that assessment, management identified control deficiencies that constituted material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010. For a description of the material weaknesses identified by management as a result of this review and management’s plan to remediate those material weakenses, see “Part II – Item 9A – Controls and Procedures.”

Items 1A, 6, 7, 8, 9A, 11 and 15 of the Original Report have been amended and restated in this Form 10-K/A to reflect the restatement. This Form 10-K/A includes information contained in the Original Report and, except as identified above, we have not modified or updated any other disclosures presented in the Original Report. The disclosures in this Form 10-K/A continue to reflect as of the date of the Original Report and have not been updated to reflect subsequent events identified after the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings issued subsequent to the Original Report.

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

In October 2008, through the acquisition of Nuo Hua Investment Company Ltd. (“Nuo Hua”), distribution of pharmaceutical products became part of our businesses. In October 2010, the Company’s equity interest in Nuo Hua Affiliate was legally transferred to the third party .

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

Traditional Chinese Medicine Market

The traditional Chinese medicine or TCM market for pharmaceutical products in China was approximately $40 billion in 2010, accounting for about 22% of all expenditures on medicine within the China. TCM, mostly made of botanical plants, has thousands of years of history and is well accepted in China.
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

In October 2008, through the acquisition of Nuo Hua, distribution of pharmaceutical products became part of our business. Through Nuo Hua’s subsidiary, we now distribute pharmaceutical products through an extensive sales network covering major urban and rural areas in China.

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

We have identified a material weakness in our internal control over financial reporting which could negatively impact our ability to report our results of operations and financial condition accurately.

We have identified a control deficiency as of December 31, 2010 that constituted a material weakness and resulted in material errors and the restatement of the company’s audited annual financial statements as of and for the year ended December 31, 2010 and unaudited interim financial statements as of and for the quarterly periods ended September 30, 2010, March 31 and June 30, 2011. Although we have implemented measures to address the material weakness, the material weakness identified by management is not fully remediated as of the date of the filing of this amended annual report on Form 10-K/A. We cannot assure you that we will not identify additional control deficiencies that may constitute significant deficiencies or material weaknesses in our control internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management item, from other activities.

If we do not fully remediate the material weakness identified by management or fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

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

We have restated our consolidated financial statements as of and for December 31, 2010, which is reflected in the following selected financial data. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 of this annual report on Form 10-K/A and in Note 4 to the consolidated financial statements. The selected financial information for the year ended December 31, 2010 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K/A. The selected financial information for each of the year ended December 31, 2009 and 2008 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information for the year ended December 31, 2007 and 2006 has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and are not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

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

Five Year Financial Summary

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(RESTATED)
Statement of Operations Data:
Revenues	$305,944,085	$296,150,780	$264,643,058	$160,482,383	$110,182,092
Cost of sales	148,186,531	129,367,775	91,031,274	49,364,486	38,318,223

GROSS PROFIT	157,757,554	166,783,005	173,611,784	111,117,897	71,863,869
Selling, general and administrative expenses	66,439,702	62,164,936	57,849,286	33,631,194	18,580,864
Advertising costs	38,920,905	31,896,992	34,102,538	22,865,903	15,174,125
Research and development costs	15,365,131	7,922,357	1,528,991	870,219	742,705
Depreciation and amortization	6,662,237	6,038,625	4,383,215	1,989,425	988,488
Purchased in-process research and development	—	—	12,255,248	—	—
INCOME FROM OPERATIONS	30,369,579	58,760,095	63,492,506	51,761,156	36,377,687
Equity in earnings (loss) from unconsolidated entities	213,177	2,075,139	(1,132,986)	23,711	(3,811)
Loss on disposal of investment	(1,083,637)	-	-	-	-
Interest (expense) income, net	(5,900,055)	(5,746,382)	(2,571,015)	617,524	574,172
Other expense, net	(204,736)	(569,661)	(65,843)	(525,065)	(329,987)
INCOME BEFORE INCOME TAX	23,394,328	54,519,191	59,722,662	51,877,326	36,618,061
Income tax	9,335,338	13,216,986	12,635,472	8,011,248	7,416,915
NET INCOME	14,058,990	41,302,205	47,087,190	43,866,078	29,201,146
Net loss(income) attributable to non-controlling interest	27,937	118,945	(27,575)	—	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$14,086,927	$41,421,150	$47,059,615	$43,866,078	$29,201,146
EARNINGS PER COMMON SHARE
Basic	$0.19	$0.56	$0.62	$0.63	$0.47
Diluted	$0.19	$0.53	$0.61	$0.61	$0.46
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,810,016	74,612,602	76,504,035	69,870,775	62,679,996
Diluted	75,724,826	89,286,621	82,254,185	71,364,244	62,913,961

	December 31,
	2010	2009	2008	2007	2006
	(RESTATED)
Balance Sheet Data:
Cash and cash equivalents	$94,568,520	$91,126,486	$68,060,769	$166,410,075	$87,784,419
Working capital	200,742,601	130,943,266	87,082,705	180,536,568	92,252,071
Total assets	610,223,146	576,481,765	528,675,732	358,351,088	188,468,241
Total debt (including current maturities of debt)	7,698,529	11,188,433	8,003,328	9,927,270	10,681,493
Total Shareholders’ equity	$428,068,163	$394,522,604	$348,944,446	$313,778,571	$156,095,725

	Year Ended December 31
	2010	2009	2008	2007	2006

Cash Flow Data:
Net cash provided by operating activities	$8,033,253	$19,658,632	$74,809,867	$45,364,532	$29,093,464
Net cash (used in) provided by investing activities	(6,162,785)	1,153,358	(257,374,093)	(69,845,702)	(26,386,564)
Net cash (used in) provided by financing activities	$(3,870,079)	$1,806,991	$78,372,423	$96,833,706	$26,158,514

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of our consolidated financial statements as of and for the fiscal years ended December 31, 2010. Specifically, we have restated our consolidated balance sheets and the related consolidated statements of income and comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows as of and for the year ended December 31, 2010. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 4 “Restatement of Consolidated Financial Statements,” which is included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K/A. You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K /A . This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Forward-Looking Statements.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K /A for the year ended December 31, 2010.

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

On January 1, 2007, we adopted FASB ASC 740-10, “Accounting for uncertainty in Income Taxes”. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. Our adoption of FAS ASC 740-10 did not result in any adjustment to the opening balance of our retained earnings as of January 1, 2007. As of and for the year ended December 31, 2010, the Company recorded an unrecognized tax benefit of approximately $ 6,055,656 , which is mainly related to non-trade intercompany transactions, fixed assets and intangible assets.

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

FINANCIAL STATEMENT PRESENTATION

Restatement of Consolidated Financial Statements

Subsequent to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2010, the Company’s Independent Registered Public Accounting Firm identified accounting errors related to the Company’s equity investment in Nuo Hua Affiliate.

The Company and the Audit Committee undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred and concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2010 should be, and accordingly, have been restated because of these accounting errors.

On September 27, 2010, the Company entered into an equity transfer agreement with an unrelated third party pursuant to which the Company agreed to sell its equity interest in Nuo Hua Affiliate, for a consideration of RMB255,000,000 ($38,567,410), with RMB148,543,200 ($22,466,378) to be paid in cash and RMB106,456,800 ($16,101,032) to be paid in equity interests of another company owned by the third party buyer.  In October 2010, the Company’s equity interest in Nuo Hua Affiliate was legally transferred to the third party buyer. As of December 31, 2010 and up to November 14, 2011, the Company has not received the consideration from the third party buyer.

The Company did not appropriately account for this transaction in its financial statements as filed with the Securities and Exchange Commission for year ended December 31, 2010 or the quarters ended September 30, 2010, March 31, 2011 or June 30, 2011.

The errors made in accounting for this transaction resulted in:

•	For the quarter ended September 30, 2010, the recognition of an impairment loss and a corresponding reduction in the carrying amount of the equity investment.

•
For the year ended December 31, 2010, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”; the recognition of a loss on disposal of equity investment; the reversal of income in equity earnings in unconsolidated entities, and the recording of income tax expense and a corresponding unrecognized tax benefits liability due to the tax effect of the capital gain resulting from the transaction, as the equity interest in Nuo Hua Affiliate was initially purchased at a price that was lower than the disposition consideration

•
For the quarter ended March 31, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”, and the reversal of income in equity earnings in unconsolidated entities.

•
For the quarter ended June 30, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”; the reversal of income in equity earnings in unconsolidated entities, and the reversal of a gain on change in ownership of unconsolidated entities.

In the unaudited interim consolidated financial statements as of June 30, 2011, the Company disclosed that it had lost the ability to exercise significant influence over the operating and financial policies of Nuo Hua Affiliate due to a change in ownership. As a result, it discontinued the equity method by reclassifying the investment in Nuo Hua Affiliate to “other long-term investment” in the consolidated balance sheet and recognized a gain of $759,338 which was recorded in “Gain on changes in ownership of unconsolidated entities” in the consolidated statements of income and comprehensive income.  As the investment in Nuo Hua Affiliate had been disposed as of December 31, 2010, the gain of $759,338 recognized as of June 30, 2011 was also an error as discussed above.

The effects of the restatement on selected income statement line items for the years ended December 31, 2010 are as follows:

Increase/(Decrease) in income statement line items	2010
Equity in earnings (losses) from unconsolidated entities	$(171,814)
Loss on disposal of investment	(1,083,637)
INCOME BEFORE INCOME TAXES	(1,225,451)
PROVISION FOR INCOME TAXES	998,972
NET INCOME	(2,254,423)
NET INCOME ATTRIBUTE TO CONTROLLING INTEREST	(2,254,423)
Foreign currency translation gain	(72,922)
OTHER COMPREHENSIVE INCOME, NET OF TAX	(72,922)
COMPREHENSIVE INCOME	(2,327,345)
Net income per common share attributable to common shareholders — basic	$(0.03)
Net income per common share attributable to common shareholders — diluted	$(0.03)

 The cumulative effects of the restatement on selected balance sheet line items as of December 31, 2010 are as follows:

Increase/(Decrease) in balance sheet line items	2010
Receivable for disposal of investment	$38,567,410
Total Current Assets	38,567,410
Investments in and advances to equity investments	(39,889,256)
Total Long-Term Assets	(39,889,256)
TOTAL ASSETS	(1,321,846)
Unrecognized tax benefits	1,005,499
Total Long-Term Liabilities	1,005,499
TOTAL LIABILITIES	1,005,499
Retained earnings	(2,254,423)
Accumulated other comprehensive income	(72,922)
Total Shareholders’ Equity	(2,327,345)
TOTAL EQUITY	(2,327,345)
TOTAL LIABILITIES AND EQUITY	(1,321,846)

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(RESTATED)		(RESTATED)
Revenues	$305,944,085	$296,150,780	100%	100%
Cost of sales	148,186,531	129,367,775	48	44

GROSS PROFIT	157,757,554	166,783,005	52	56
Selling, general and administrative expenses	66,439,702	62,164,936	22	21
Advertising costs	38,920,905	31,896,992	13	11
Research and development costs	15,365,131	7,922,357	5	3
Depreciation and amortization	6,662,237	6,038,625	2	2
Total operating expenses	127,387,975	108,022,910	42	37

INCOME FROM OPERATIONS	30,369,579	58,760,095	10	19
Equity in earnings from unconsolidated entities	213,177	2,075,139	—	1
Loss on disposal of investment	(1,083,637)	-	-	-
Interest expense, net	(5,900,055)	(5,746,382)	(2)	(2)
Other expense, net	(204,736)	(569,661)	—	—

INCOME BEFORE INCOME TAX	23,394,328	54,519,191	8	18
Income tax	9,335,338	13,216,986	3	4

NET INCOME	14,058,990	41,302,205	5	14
Net loss attributable to non-controlling interest	27,937	118,945	—	—

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$14,086,927	$41,421,150	5%	14%
Basic	$0.19	$0.56
Diluted	$0.19	$0.53

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

Equity in Earnings from Unconsolidated Entities

Equity in earnings (loss) from unconsolidated entities decreased from a gain of $2,075,139 in 2009 to a gain of $213,177  (restated) in 2010. For additional information, see “Item 8. Financial Statements and Supplementary Data — Note 4, Restatement of consolidated financial statements and Note 11. Investments in and advances to unconsolidated entities.”

Interest Expense, Net

Net interest expense was $5,900,055 for 2010, compared to net interest expense of $5,746,382 for 2009. The increase in net interest expense was mainly due to the decrease in interest expense capitalized as construction in progress. For additional information, see “Item 8. Financial Statements and Supplementary Data — Note 8. Construction in progress”

Income Tax

The decrease in the income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for 2010 was 40% (restated), which is an increase of 16% (restated) from 2009. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and a change in valuation allowance. For additional information, see “Item 8. Financial Statements and Supplementary Data — Note 22. Taxes”

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

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

Working Capital

We maintain a significant level of working capital. Our working capital increased by $69,799,335 to $200,742,601 at December 31, 2010, as compared to $130,943,266 at December 31, 2009, primarily due to an increase in net accounts and notes receivable by $23,094,465, an increase in cash and cash equivalents by $3,442,034, an increase in net inventories by $2,649,875, an increase in receivable for disposal of investment by $ 38,567,410 and a decrease in current liabilities by $2,897,259.

Cash Flow

2010 Compared to 2009

Operating Activities

Cash flows from operations during 2010 amounted to $8,033,253, representing a decrease of $11,625,379 compared with cash flows from operations of $19,658,632 for 2009. The decrease in net cash provided by operating activities was primarily attributable to the decrease in net income of $27,243,215 (restated) , changes in operating assets and liabilities which aggregated to a net cash outflow of $23,563,890 (restated), a decrease by $11,372,538 (restated)   from a net cash outflow of $34,936,428 during 2009. As reflected in our cash flows, the changes included:

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

(a) Evaluation of Disclosure Controls and Procedures

AOB maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOB under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and form and that such information is accumulated and communicated to AOB’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOB’s disclosure controls and procedures (as defined in Exchange Act Rule s 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K as of December 31, 2010 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were effective. In connection with the restatement of our financial statements in this amended annual report on Form 10-K/A described in the introductory Explanatory Note, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Background of Restatement

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2010, the Company’s Independent Registered Public Accounting Firm identified accounting errors related to the Company’s equity investment in Nuo Hua Affiliate.

The Company and the Audit Committee undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred and concluded that the Company’s previously-issued 2010 consolidated financial statements should be and, accordingly, have been restated as described in Note 4 to the consolidated financial statements included in Item 8 of this amended annual report on Form 10-K/A.

The Audit Committee and the Company’s management requested outside legal counsel to perform a review of the matter and as a result, it was determined that the above-mentioned accounting errors occurred because the Company’s Chief Accounting Officer did not provide adequate disclosures with respect to the transaction at the outset, received knowingly-falsified documentation from the legal representative for Nuo Hua with respect to the transaction, and subsequently provided that documentation to the Company’s Independent Registered Public Accounting Firm in an attempt to provide evidential matter that would appear to appropriately support the transaction to the Company’s Independent Registered Public Accounting Firm with respect to the accounting treatment adopted by the Company for the Nuo Hua Affiliate. The incident and these accounting errors resulted from a design deficiency in the Company’s  controls over the implications of and accounting for significant contracts and transactions for which the Chief Accounting Officer had, without oversight, the sole authority.  In addition, a design deficiency existed as transactions over a specified threshold were not required to be reported to those with oversight of the financial reporting process. Due to the resulting restatement, these deficiencies were determined to be material weaknesses.

Management has suspended the Chief Accounting Officer from all accounting and finance responsibilities, pending completion of the investigation, and the Company’s legal representative for Nuo Hua was terminated in October 2011.

(b) Management’s Report on Internal Control over Financial Reporting (as revised)

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

In connection with the preparation of this amended annual report and restatement of the Company’s 2010 consolidated financial statements, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management reassessed evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

As a result of that reassessment, management identified control deficiencies as of December 31, 2010 that constituted material weaknesses and, accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.

Description of Material Weakness

A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies as of December 31, 2010 that constituted material weaknesses:

•
A design deficiency in the Company’s  controls over the implications of and accounting for significant contracts and transactions for which the Chief Accounting Officer had, without oversight, the sole authority .

•	The design deficiency resulting from the lack of a threshold for reporting significant transactions to those responsible for oversight of the financial reporting process.

Each of these design deficiencies was determined to be a material weakness.

Our Independent Registered Public Accounting Firm, Ernst & Young Hua Ming, who also audited our consolidated financial statements, has issued an adverse opinion on the Company’s internal control over financial reporting, included in Item 9A of this amended annual report on Form 10-K/A.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Steps to Address Material Weakness

In response to the material weaknesses identified above, management commenced to implement the measures described below to remediate the material weaknesses:

•
Management is in the process of revising its policies and procedures relating to the identification of significant transactions that will impact its financial accounting and disclosures. This includes the establishment of a Disclosure Committee consisting of the Chief Executive Office, Chief Financial Officer, other accounting and operational management as deemed necessary and the Audit Committee financial expert.  The responsibility of the Disclosure Committee is to assist the Company’s financial reporting team in ensuring that the accounting consequences of the Company’s material transaction are captured and reflected in the Company’s financial statements on a timely and accurate manner.

•
Management is in the process of establishing a reporting threshold for significant and material transactions to those who are responsible for oversight the financial reporting, particularly to the Audit Committee.

•
Management is in the process of designing controls to obtain internal certifications from operational management to ensure all important transactions, contracts and agreements have been appropriately disclosed to the Disclosure Committee.

The material weaknesses identified by management are not remediated as of the date of the filing of this amended annual report on Form 10-K/A. The Company has performed additional substantive procedures to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this amended report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures. In addition, with the oversight of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

In our report dated March 15, 2011, we expressed an opinion that American Oriental Bioengineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria. Management subsequently identified material weaknesses described in the following paragraph. As a result, management has revised its assessment, as presented in Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting” to conclude that American Oriental Bioengineering, Inc.’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our present opinion on the effectiveness of internal control over financial reporting, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.  A design deficiency existed in the Company’s controls over the implications of and accounting for significant contracts and transactions for which the Chief Accounting Officer had, without oversight, the sole authority.  A design deficiency also existed in the Company’s controls resulting from the lack of a threshold for reporting significant transactions to those responsible for oversight of the financial reporting process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Oriental Bioengineering, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010 of American Oriental Bioengineering, Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2010, and this report does not affect our report dated November 14, 2011, which expressed an unqualified opinion on those financial statements and financial statements schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, American Oriental Bioengineering, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young Hua Ming
Shanghai, People’s Republic of China
November 14 , 2011

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

Date: November 14, 2011	By:	/s/ Tony Liu
Tony Liu
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	November 14, 2011
Tony Liu	(Principal Executive Officer)

/s/ Yanchun Li	Chief Financial Officer, Secretary and Director	November 14, 2011
Yanchun Li	(Principal Financial Officer)

/s/ Jun Min	Vice President and Director	November 14, 2011
Jun Min

/s/ Binsheng Li	Chief Accounting Officer and Director	November 14 , 2011
Binsheng Li	(Principal Accounting Officer)

/s/ Cosimo J. Patti	Independent Director	November 14, 2011
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	November 14, 2011
Xianmin Wang

/s/ Eileen Brody	Independent Director	November 14, 2011
Eileen Brody

/s/ Lawrence S. Wizel	Independent Director	November 14, 2011
Lawrence S. Wizel

/s/ Baiqing Zhang	Independent Director	November 14, 2011
Baiqing Zhang

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE	F-2 - F-3	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-4 - F-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F-6	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

PAGE	F-7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

PAGE	F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

PAGE	F-9 - F-36	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

As discussed in Note 4 to the consolidated financial statements, the accompany 2010 financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 14, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Ernst & Young Hua Ming
Shanghai, The People’s Republic of China
November 14, 2011

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

Weinberg & Company, P.A.
Boca Raton, Florida
February 27, 2009

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2010	2009
	(RESTATED)
CURRENT ASSETS
Cash and cash equivalents	$94,568,520	$91,126,486
Restricted cash	537,297	3,298,379
Accounts and notes receivable, net	80,598,919	57,504,454
Inventories, net	12,665,586	10,015,711
Advances to suppliers and prepaid expenses	14,246,144	13,901,180
Deferred tax assets	649,503	824,451
Receivable for disposal of investment	38,567,410	-
Other current assets	2,986,005	1,246,647
Total Current Assets	244,819,384	177,917,308

LONG-TERM ASSETS
Property, plant and equipment, net	109,547,616	95,468,265
Land use rights, net	155,433,311	153,604,196
Other long term assets	8,167,880	7,909,086
Construction in progress	22,516,044	28,975,386
Other intangible assets, net	14,889,127	18,695,554
Goodwill	33,164,121	33,164,121
Investments in and advances to equity investments	19,179,235	57,325,887
Deferred tax assets	147,024	134,268
Unamortized financing cost	2,359,404	3,287,694
Total Long-Term Assets	365,403,762	398,564,457
TOTAL ASSETS	$610,223,146	$576,481,765

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31,
	2010	2009
	(RESTATED)

CURRENT LIABILITIES
Accounts payable	$10,716,686	$7,497,143
Notes payable	537,297	3,392,575
Other payables and accrued expenses	18,039,557	22,320,757
Taxes payable	1,237,169	947,338
Short-term bank loans	6,957,258	10,384,368
Current portion of long-term bank loans	61,405	60,108
Other liabilities	6,284,107	2,199,280
Deferred tax liabilities	243,304	172,473
Total Current Liabilities	44,076,783	46,974,042

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	679,866	743,957
Deferred tax liabilities	15,837,479	15,961,465
Unrecognized tax benefits	6,055,656	2,746,561
Convertible notes	115,000,000	115,000,000
Total Long-Term Liabilities	137,573,001	134,451,983
TOTAL LIABILITIES	181,649,784	181,426,025

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,598,604 and 78,321,439 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	78,598	78,321
Common stock to be issued	350,500	388,000
Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Additional paid-in capital	203,322,671	199,829,921
Retained earnings (the restricted portion of retained earnings is $26,293,785 and $23,757,901 at December 31, 2010 and December 31, 2009, respectively)	205,260,681	191,173,754
Accumulated other comprehensive income	49,053,329	33,050,224
Total Shareholders’ Equity	428,068,163	394,522,604
Non-controlling Interest	505,199	533,136
TOTAL EQUITY	428,573,362	395,055,740
TOTAL LIABILITIES AND EQUITY	$610,223,146	$576,481,765

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
	(RESTATED)

Revenues	$305,944,085	$296,150,780	$264,643,058
Cost of sales	148,186,531	129,367,775	91,031,274
GROSS PROFIT	157,757,554	166,783,005	173,611,784

Selling, general and administrative expenses	66,439,702	62,164,936	57,849,286
Advertising costs	38,920,905	31,896,992	34,102,538
Research and development costs	15,365,131	7,922,357	1,528,991
Depreciation and amortization expenses	6,662,237	6,038,625	4,383,215
Purchased in-process research and development expenses	—	—	12,255,248
Total operating expenses	127,387,975	108,022,910	110,119,278

INCOME FROM OPERATIONS	30,369,579	58,760,095	63,492,506

Equity in earnings (losses) from unconsolidated entities	213,177	2,075,139	(1,132,986)
Loss on disposal of investment	(1,083,637)	-	-
Interest expense, net	(5,900,055)	(5,746,382)	(2,571,015)
Other expenses, net	(204,736)	(569,661)	(65,843)
INCOME BEFORE INCOME TAX	23,394,328	54,519,191	59,722,662
Income tax	9,335,338	13,216,986	12,635,472
NET INCOME	14,058,990	41,302,205	47,087,190
Net loss (income) attributable to non-controlling interest	27,937	118,945	(27,575)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	14,086,927	41,421,150	47,059,615

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	16,003,105	1,362,038	15,767,870
OTHER COMPREHENSIVE INCOME	16,003,105	1,362,038	15,767,870

COMPREHENSIVE INCOME	$30,090,032	$42,783,188	$62,827,485
EARNINGS PER COMMON SHARE
Basic	$0.19	$0.56	$0.62
Diluted	$0.19	$0.53	$0.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,810,016	74,612,602	76,504,035
Diluted	75,724,826	89,286,621	82,254,185

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Total American Oriental Bioengineering, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward Repurchase Contract	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
BALANCE AT DECEMBER 31, 2007	1,000,000	$1,000	77,991,935	$77,992	$1,611,333	$—	$193,474,941	$102,692,989	$15,920,316	$—	$313,778,571

Common stock issued for director services	—	—	26,581	26	(285,333)	—	285,307	—	—	—	—
Common stock to be issued for director services	—	—	—	—	376,335	—	—	—	—	—	376,335
Common stock issued for consulting services	—	—	26,748	27	—	—	259,973	—	—	—	260,000
Stock-based compensation to employees	—	—	—	—	—	—	1,700,671	—	—	—	1,700,671
Prepaid forward repurchase contract	—	—	—	—	—	(29,998,616)	—	—	—	—	(29,998,616)
Exercise of warrants	—	—	204,000	204	(1,326,000)	—	1,325,796	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	624,506	624,506
Foreign currency translation	—	—	—	—	—	—	—	—	15,767,870	—	15,767,870
Net income	—	—	—	—	—	—	—	47,059,615	—	27,575	47,087,190

BALANCE AT DECEMBER 31, 2008	1,000,000	$1,000	78,249,264	$78,249	$376,335	$(29,998,616)	$197,046,688	$149,752,604	$31,688,186	652,081	$349,596,527

Common stock issued for director services	—	—	42,471	42	(376,335)	—	376,293	—	—	—	—
Common stock to be issued for director services	—	—	—	—	388,000	—	—	—	—	—	388,000
Common stock issued for consulting services	—	—	29,704	30	—	—	160,770	—	—	—	160,800
Stock-based compensation to employees	—	—	—	—	—	—	2,246,170	—	—	—	2,246,170
Foreign currency translation	—	—	—	—	—	—	—	—	1,362,038	—	1,362,038
Net income / (loss)	—	—	—	—	—	—	—	41,421,150	—	(118,945)	41, 302,205

BALANCE AT DECEMBER 31, 2009	1,000,000	$1,000	78,321,439	$78,321	$388,000	$(29,998,616)	$199,829,921	$191,173,754	$33,050,224	533,136	$395,055,740

Common stock issued for director services	—	—	80,375	80	(388,000)	—	387,920	—	—	—	—
Common stock to be issued for director services	—	—	—	—	350,500	—	—	—	—	—	350,500
Common stock issued for consulting services	—	—	93,462	94	—	—	418,923	—	—	—	419,017
Stock-based compensation to employees	—	—	—	—	—	—	2,686,010	—	—	—	2,686,010
Exercise of common stock awards to employees	—	—	103,328	103	—	—	(103)	—	—	—	—
Foreign currency translation (Restated)	—	—	—	—	—	—	—	—	16,003,105	—	16,003,105
Net income / (loss) (Restated)	—	—	—	—	—	—	—	14,086,927	—	(27,937)	14,058,990

BALANCE AT DECEMBER 31, 2010 (Restated)	1,000,000	$1,000	78,598,604	$78,598	$350,500	$(29,998,616)	$203,322,671	$205,260,681	$49,053,329	$505,199	$428,573,362

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,058,990	$41,302,205	$47,087,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,704,743	12,439,088	9,919,809
Amortization of deferred issuance cost	928,289	928,289	425,466
Loss on disposal of property, plant and equipment	89,760	15,039	29,890
Loss on disposal of investment	1,083,637	—	-
Stock-based consulting expenses	168,092	164,600	268,500
Purchased in-process research and development	—	—	12,255,248
Provision for (reversal of) doubtful accounts and slow moving inventories	142,836	164,980	(200,683)
Deferred taxes	(402,537)	(978,175)	1,205,733
Stock-based compensation expenses	2,686,010	2,246,173	1,700,671
Equity in (earnings) losses from unconsolidated entities	(213,177)	(2,075,139)	1,131,647
Independent director stock compensation	350,500	388,000	376,335
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts and notes receivable	(23,247,668)	(20,111,898)	(14,542,181)
Inventories	(2,639,009)	3,153,553	745,267
Advances to suppliers and prepaid expenses	(320,239)	(18,152,003)	939,249
Other current assets	(1,685,995)	(480,066)	1,185,707
Increase (decrease) in:
Accounts payable	2,016,701	(4,790,744)	4,854,620
Other payables and accrued expenses	(5,365,288)	2,224,217	11,927,197
Taxes payable	289,831	526,668	(2,427,886)
Other liabilities	4,085,209	(52,716)	(2,071,912)
Unrecognized tax benefits	3,302,568	2,746,561	—
Net cash provided by operating activities	8,033,253	19,658,632	74,809,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,025,842)	(1,117,992)	(48,561,170)
Purchases of construction in progress	(5,037,826)	(2,861,461)	(24,574,369)
Purchase of land use rights and other intangible assets	(18,032)	(1,119,264)	(99,546,611)
Purchases of subsidiaries, net of cash acquired	—	—	(53,055,492)
Refundable deposit	—	6,397,106	(2,917,734)
Deposit for long-term assets	(27,502)	—	(6,347,174)
Investments in and advances to equity investments	(53,838)	(238,795)	(22,379,659)
Proceeds from disposal of property, plant and equipment	255	93,764	8,116
Net cash (used in) provided by investing activities	(6,162,785)	1,153,358	(257,374,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	6,764,562	10,682,945	9,480,315
Repayment of bank loans	(10,634,641)	(8,875,954)	(11,467,826)
Net proceeds from convertible notes	—	—	110,358,550
Prepaid forward repurchase contract	—	—	(29,998,616)
Net cash (used in) provided by financing activities	(3,870,079)	1,806,991	78,372,423
Effect of exchange rate changes on cash and cash equivalents	5,441,645	446,736	5,842,497
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,442,034	23,065,717	(98,349,306)
Cash and cash equivalents, beginning of year	91,126,486	68,060,769	166,410,075
CASH AND CASH EQUIVALENTS, END OF YEAR	$94,568,520	$91,126,486	$68,060,769
SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions:
Conversion of promissory note to investment in equity investments	—	4,759,612	—
Cash paid during the period for:
Interest paid	$6,252,963	$6,236,504	$778,013
Income taxes paid	$6,658,671	$11,401,681	$14,909,132

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

Goodwill

Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB ASC 805 and FASB ASC 350 “Intangibles - Goodwill and Other”. Under FASB ASC 805, goodwill is measured as the excess of a over b below:

a.	The aggregate of the following

	1.	The consideration transferred measured in accordance ASC 805, which generally requires acquisition-date fair value.
	2.	The fair value of any non-controlling interest in the acquiree.
	3.	In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree.

b.	The net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with FASB ASC 805

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2010, the Company’s Independent Registered Public Accounting Firm accounting errors related to the Company’s equity investment in Nuo Hua Affiliate.

The Company and the Audit Committee undertook a review to determine the total amount of the errors and the accounting periods in which the error occurred and concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2010 should be, and accordingly, have been restated because of these accounting errors.

On September 27, 2010, the Company entered into an equity transfer agreement with an unrelated third party pursuant to which the Company agreed to sell its equity interest in Nuo Hua Affiliate, for a consideration of RMB255,000,000 ($38,567,410), with RMB148,543,200 ($22,466,378) to be paid in cash and RMB106,456,800 ($16,101,032) to be paid in equity interests of another company owned by the third party buyer.  In October 2010, the Company’s equity interest in Nuo Hua Affiliate was legally transferred to the third party buyer. As of December 31, 2010 and up to November 14, 2011, the Company has not received the consideration from the third party buyer.

The Company did not appropriately account for this transaction in its financial statements as filed with the Securities and Exchange Commission for year ended December 31, 2010 or the quarters ended September 30, 2010, March 31, 2011 or June 30, 2011.

The errors made in accounting for this transaction resulted in:

•	For the quarter ended September 30, 2010, the recognition of an impairment loss and a corresponding reduction in the carrying amount of the equity investment.

•
For the year ended December 31, 2010, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”; the recognition of a loss on disposal of equity investment; the reversal of income in equity earnings in unconsolidated entities, and the recording of income tax expense and a corresponding unrecognized tax benefits liability due to the tax effect of the capital gain resulting from the transaction, as the equity interest in Nuo Hua Affiliate was initially purchased at a price that was lower than the disposition consideration

•
For the quarter ended March 31, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”, and the reversal of income in equity earnings in unconsolidated entities.

•
For the quarter ended June 30, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investments”; the reversal of income in equity earnings in unconsolidated entities, and the reversal of a gain on change in ownership of unconsolidated entities.

In the unaudited interim consolidated financial statements as of June 30, 2011, the Company disclosed that it had lost the ability to exercise significant influence over the operating and financial policies of Nuo Hua Affiliate due to a change in ownership. As a result, it discontinued the equity method by reclassifying the investment in Nuo Hua Affiliate to “other long-term investment” in the consolidated balance sheet and recognized a gain of $759,338 which was recorded in “Gain on changes in ownership of unconsolidated entities” in the consolidated statements of income and comprehensive income.  As the investment in Nuo Hua Affiliate had been disposed as of December 31, 2010, the gain of $759,338 recognized as of June 30, 2011 was also an error as discussed above.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement Adjustments

The following tables present the impact of the restatement adjustments on the Company’s previously reported annual report on Form 10-K for the fiscal year as of and ended December 31, 2010 and quarterly reports on Form 10-Q for the periods ended September 30, 2010. The increase (decrease) in each line item on the Company’s consolidated financial statements is displayed for each line requiring restatement.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010
	As of December 31, 2010
	Previously Reported	Adjustments	As Restated

Receivable for disposal of investment	$-	$38,567,410	$38,567,410
Total Current Assets	206,251,974	38,567,410	244,819,384
Investments in and advances to equity investments	59,068,491	(39,889,256)	19,179,235
Total Long-Term Assets	405,293,018	(39,889,256)	365,403,762
TOTAL ASSETS	611,544,992	(1,321,846)	610,223,146
Unrecognized tax benefits	5,050,157	1,005,499	6,055,656
Total Long-Term Liabilities	136,567,502	1,005,499	137,573,001
TOTAL LIABILITIES	180,644,285	1,005,499	181,649,784
Retained earnings	207,515,104	(2,254,423)	205,260,681
Accumulated other comprehensive income	49,126,251	(72,922)	49,053,329
Total Shareholders’ Equity	430,395,508	(2,327,345)	428,068,163
TOTAL EQUITY	430,900,707	(2,327,345)	428,573,362
TOTAL LIABILITIES AND EQUITY	611,544,992	(1,321,846)	610,223,146

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR YEAR ENDED DECEMBER 31, 2010

	Year ended December 31, 2010
	Previously Reported	Adjustments	As Restated

Equity in earnings (losses) from unconsolidated entities	$384,991	$(171,814)	$213,177
Loss on disposal of investment	-	(1,083,637)	(1,083,637)
INCOME BEFORE INCOME TAXES	24,649,779	(1,255,451)	23,394,328
PROVISION FOR INCOME TAXES	8,336,366	998,972	9,335,338
NET INCOME	16,313,413	(2,254,423)	14,058,990
NET INCOME ATTRIBUTE TO CONTROLLING INTEREST	16,341,350	(2,254,423)	14,086,927
Foreign currency translation gain	16,076,027	(72,922)	16,003,105
OTHER COMPREHENSIVE INCOME, NET OF TAX	16,076,027	(72,922)	16,003,105
COMPREHENSIVE INCOME	32,417,377	(2,327,345)	30,090,032
Basic EPS	0.22	(0.03)	0.19
Diluted EPS	$0.22	$(0.03)	$0.19

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEAR ENDED DECEMBER 31, 2010

	Year ended December 31, 2010
	Previously Reported	Adjustments	As Restated

Net income	$16,313,413	$(2,254,423)	$14,058,990
Loss on disposal of investment	-	1,083,637	1,083,637
Equity in (earnings) /losses from unconsolidated entities	(384,991)	171,814	(213,177)
Unrecognized tax benefits	2,303,596	998,972	3,302,568

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010

	As of September 30, 2010
	Previously	Adjustments	As Restated
	Reported

Receivable for disposal of investment	$-	$-	$-
Total Current Assets	201,219,858	-	201,219,858
Other long-term investment	-	-	-
Investments in and advances to equity investments	58,326,603	(1,092,584)	57,234,019
Total Long-Term Assets	402,917,300	(1,092,584)	401,824,716
TOTAL ASSETS	604,137,158	(1,092,584)	603,044,574
Retained earnings	204,751,964	(1,083,637)	203,668,327
Accumulated other comprehensive income	42,776,112	(8,947)	42,767,165
Total Shareholders’ Equity	420,457,138	(1,092,584)	419,364,554
TOTAL EQUITY	420,970,719	(1,092,584)	419,878,135
TOTAL LIABILITIES AND EQUITY	604,137,158	(1,092,584)	603,044,574

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THREE MONTHS ENDED SEPTEMBER 30, 2010

	Three months ended September 30, 2010
	Previously	Adjustments	As Restated
	Reported

Equity in earnings (losses) from unconsolidated entities	$242,183	$-	$242,183
Interest Income (Expense), Net
Gain (loss) on changes in ownership of unconsolidated entities	-	-	-
Impairment loss on equity investment	-	(1,083,637)	(1,083,637)
INCOME BEFORE INCOME TAXES	7,689,542	(1,083,637)	6,605,905
NET INCOME	5,323,144	(1,083,637)	4,239,507
NET INCOME ATTRIBUTE TO CONTROLLING INTEREST	5,330,823	(1,083,637)	4,247,186
Foreign currency translation gain	7,789,385	(8,947)	7,780,438
OTHER COMPREHENSIVE INCOME, NET OF TAX	7,789,385	(8,947)	7,780,438
COMPREHENSIVE INCOME	13,120,208	(1,092,584)	12,027,624
BASIC	$0.07	$(0.01)	$0.06
DILUTED	0.07	(0.01)	0.06

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2010

	Nine months ended September 30, 2010
	Previously	Adjustments	As Restated
	Reported

Net income	13,558,655	$(1,083,637)	$12,475,018
Loss on disposal of investment	-	1,083,637	1,083,637
Equity in (earnings) /losses from unconsolidated entities	(188,857)	-	(188,857)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable is net of provision for doubtful debts. Provision for doubtful debt activity is as follows:

	December 31,
	2010	2009
Beginning balance	$522,897	$226,330
Provision for doubtful debts	164,982	296,567
Reversal	-	-
Written off	-	-
Ending balance	$687,879	$522,897

NOTE 6 – RECEIVABLE OF DISPOSAL OF INVESTMENTS (RESTATED)

On September 27, 2010, the Company entered into a share transfer agreement with an unrelated third party to transfer its equity interest in Nuo Hua Affiliate for a consideration (Note 4) of RMB255,000,000 ($38,567,410), including cash and equity interest of another company owned by the unrelated third party. The legal procedure of the transfer had been completed in October 2010 and the consideration is expected to be received by the fourth quarter of fiscal 2011.

NOTE 7 – INVENTORIES

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

NOTE 8 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

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

NOTE 9 – LAND USE RIGHTS

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

NOTE 10 – CONSTRUCTION IN PROGRESS

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

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

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

NOTE 12 – OTHER INTANGIBLE ASSETS

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

NOTE 13 – INVESTMENTS IN AND ADVANCES TO EQUITY INVESTMENTS (RESTATED)

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

	AXN	Nuo Hua Affiliate	Jinji	Total
At December 31, 2008
Cost of investments:	$18,000,000	$32,999,023	$86,067	$51,085,090
Share of equity income (loss):	(1,580,344)	773,415	42,303	(764,626)
Advances:	4,520,209	—	122,391	4,642,600
Long-term investments and advances:	20,939,865	33,772,438	250,761	54,963,064

Add (subtract) during the year ended December 31, 2009
Cost of investments:	4,759,612	—	—	4,759,612
Share of equity income (loss):	(328,900)	2,401,186	2,853	2,075,139
Advances:	(4,516,909)	—	(41,332)	(4,558,241)
Foreign currency translation gain	—	85,989	324	86,313

At December 31, 2009
Cost of investments:	22,759,612	32,999,023	86,067	55,844,702
Share of equity income (loss):	(1,909,244)	3,260,590	45,480	1,396,826
Advances:	3,300	—	81,059	84,359
Long-term investments and advances:	$20,853,668	$36,259,613	$212,606	$57,325,887

Add (subtract) during the year ended December 31, 2010
Cost of investments:	—	—	—	—
Share of equity income (loss): (restated)	(1,947,002)	2,159,626	553	213,177
Advances:	(3,300)	—	58,195	54,895
Foreign currency translation gain (restated)	—	1,231,808	4,515	1,236,323

Disposal during the year ended (restated)
December 31, 2010
Cost of investments: (restated)	—	(32,999,023)	—	(32,999,023)
Share of equity income: (restated)	—	(6,652,024)	—	(6,652,024)

At December 31, 2010
Cost of investments: (restated)	22,759,612	—	86,067	22,845,679
Share of equity income (loss): (restated)	(3,856,246)	—	50,548	(3,805,698)
Advances:	—	—	139,254	139,254
Long-term investments and advances: (restated)	$18,903,366	$—	$275,869	$19,179,235

The advances to AXN and Jinji were unsecured, non-interest-bearing and repayable on demand.

As of December 31, 2010 and 2009, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:

	December 31,
	2010	2009
Investment in AXN based on quoted market price	$46,841,875	$33,578,405
Carrying amount of investment in AXN	$18,903,366	$20,850,368

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM ASSETS

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

NOTE 15 – OTHER PAYABLES AND ACCRUED EXPENSES

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

NOTE 16 – OTHER LIABILITIES

	December 31,
	2010	2009
Due to employees	$2,803,189	$784,249
Advances from customers	2,194,450	400,260
Other current liabilities	1,286,468	1,014,771
Other liabilities	$6,284,107	$2,199,280
Due to employees mainly represent deposits collected from our salesman to encourage receivables collection.

Advances from customers mainly represent cash received for goods not yet delivered to customer.

NOTE 17 – DEBT

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

NOTE 18 – CONVERTIBLE NOTES

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

NOTE 19 – PREPAID FORWARD SHARES REPURCHASE TRANSACTION

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

NOTE 20 – SHAREHOLDERS’ EQUITY

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

As a result, $26,293,785 and $23,757,901 have been appropriated to accumulated statutory reserves, which were included in retained earnings, by the Company’s PRC subsidiaries as of December 31, 2010 and 2009, respectively.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

Effective from January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of December 31, 2010, the Company has recorded an unrecognized tax benefit of $6,055,656.

As of December 31, 2010, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of December 31, 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 22 – SEGMENT REPORTING

For the years ended December 31, 2010, 2009 and 2008 the Company’s segments are as follows:

	Year Ended December 31,
	2010	2009	2008
	(RESTATED)
Manufacturing Segment
Revenue from pharmaceutical products	$250,131,594	$244,168,159	$224,904,348
Revenue from nutraceutical products	41,020,289	39,125,655	34,266,739
Total manufacturing revenue	291,151,883	283,293,814	259,171,087
Total manufacturing costs	133,846,985	116,961,988	85,787,460
Depreciation and amortization expense	4,973,682	4,562,045	4,173,964
Selling, general and administrative expenses, Research and development costs and Advertising costs	111,025,660	92,591,166	99,002,180
Operating income of manufacturing segment	33,426,593	56,635,139	$57,766,126

Distribution Segment
Distribution revenue	$14,792,202	$12,856,966	$5,471,971
Equity in earnings (loss) from unconsolidated entities	2,159,626	2,401,186	441,403
Operating income of distribution segment	(489,070)	2,054,253	501,818

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net income, as defined, for reportable segments	32,937,523	58,689,392	58,267,944
Unallocated	(18,850,596)	(17,268,242)	(11,208,329)
Consolidated Net Income Attributable to Controlling Interest	$14,086,927	$41,421,150	$47,059,615

All operating revenues comprise amounts received from external third party customers.

As of December 31, 2010 and 2009, total assets of the manufacturing and distribution segments are as follows:

	December 31,
	2010	2009
	(RESTATED)
Manufacturing	$427,354,827	$383,755,187
Distribution	54,938,520	54,348,079
Corporate	127,929,799	138,378,499
Total assets	$610,223,146	$576,481,765

As of both December 31, 2010 and 2009, goodwill of the manufacturing and distribution segments was $27,817,108 and $5,347,013, respectively.

For the years ended December 31, 2010, 2009 and 2008, capital expenditures of the manufacturing and distribution segments are as follows:

	Year Ended December 31,
	2010	2009	2008
Manufacturing	$6,252,696	$4,810,168	$67,707,425
Distribution	18,530	692	12,168
Corporate	883,428	287,857	104,962,557
Total capital expenditure	$7,154,654	$5,098,717	$172,682,150

All of the Company’s operations are located in the PRC.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – EARNINGS PER SHARE

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

	Years Ended December 31,
	2010	2009	2008
	(RESTATED)
EPS Numerator:
Net income attributable to controlling interest	$14,086,297	$41,421,150	$47,059,615
Interest expense on convertible securities, net of taxes	—	5,750,000	2,635,417
Amortization of financing costs, net of taxes	—	928,288	425,466
Less: capitalization of interest on convertible securities	—	(816,392)	—
Net income, as adjusted	$14,086,297	$47,283,046	$50,120,498

EPS Denominator:
Weighted average common shares outstanding – Basic	74,810,016	74,612,602	76,504,035
Effect of dilutive instruments:
Stock options	—	—	—
Convertible notes	—	14,232,673	5,749,763
Common stock awards to be issued	914,810	441,346	—
Warrants	—	—	387
Weighted average common shares outstanding – Diluted	75,724,826	89,286,621	82,254,185

EPS - Basic	$0.19	$0.56	$0.62
EPS - Diluted	$0.19	$0.53	$0.61

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

NOTE 24 – INCOME TAX (RESTATED)

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

Income before income taxes and non-controlling interest:

	Years Ended December 31,
	2010	2009	2008
	(RESTATED)
Non-PRC	$(16,551,812)	$(15,282,854)	$(11,817,032)
PRC	39,946,140	69,802,045	71,539,694
Total	$23,394,328	$54,519,191	$59,722,662

The provisions for income taxes for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(RESTATED)
Current	$9,737,875	$14,234,251	$12,469,511
Deferred	(402,537)	(1,017,265)	165,961
Total	$9,335,338	$13,216,986	$12,635,472

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses is as follows:

	Years Ended December 31,
	2010	2009	2008
	(RESTATED)
Income tax computed at the PRC statutory tax rate at 25% for years 2008, 2009 and 2010	5,848,582	13,629,798	14,930,666
Preferential tax rate	(4,569,785)	(7,051,457)	(8,424,544
Tax rate differences	(1,953,086)	(1,247,652)	(1,011,709)
Deferred tax impact	(959,676)	871,749	—
Provision-to-return adjustment	48,207	291,938	—
Changes in the valuation allowance	8,680,147	6,055,491	4,159,595
Permanent differences:
Write-off IPR&D expenses		—	3,063,812
Tax exempted income	(545,401)	(659,581)	(110,351)
Other permanent differences	2,786,350	1,326,700	28,003
Total	$9,335,338	$13,216,986	$12,635,472

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(RESTATED)
Deferred tax assets
Current
Bad debts	$96,334	$93,158
Other costs	190,536	590,405
Unrecorded expenses	362,633	140,888
Stock-based compensation expenses	427,707	—
Valuation allowance	(427,707)	—
Total current deferred tax assets	649,503	824,451
Non-current
Amortization	147,024	134,268
Unrealized equity losses of unconsolidated entity	1,576,211	—
Stock-based compensation expenses	2,382,712	—
US foreign tax credit	998,972
Tax loss carried forward	17,712,130	14,861,967
Valuation allowance	(22,670,025)	(14,861,967)
Total non-current deferred tax assets	147,024	134,268
Total deferred tax assets	$796,527	$958,719
Deferred tax liabilities
Current
Over accrual of welfare	$(171,293)	$(115,074)
Other	(72,011)	(57,399)
Total current deferred tax liabilities	(243,304)	(172,473)
Non-current
Amortization	(443,775)	(360,452)
Depreciation	(354,451)	(222,815)
GLP acquisition	(6,426,982)	(6,295,276)
CCXA acquisition	(4,557,169)	(4,716,197)
Boke acquisition	(4,055,102)	(4,366,725)
Total non-current deferred tax liabilities	(15,837,479)	(15,961,465)
Total deferred tax liabilities	(16,080,783)	(16,133,938)
Net deferred tax liabilities	$(15,284,256)	$(15,175,219)

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

(b)    FASB ASC 740-10 Implementation (restated)

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

For the year ended December 31, 2010, the Company had an unrecognized tax benefit of $6,684,535 (restated) which is mainly related to tax positions associated with non-trade intercompany transactions, fixed assets, intangible assets, stock-based compensation expenses and unrealized equity losses and capital gain on disposal of equity investment (Note 4). The Company recorded a penalty of $398,395 and $440,000 for the years ended December 31, 2010 and 2009, respectively, related to its uncertain tax positions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. $6,055,656 (restated) of the unrecognized tax benefits, if ultimately recognized will impact the effective tax rate. Reconciliation of accrued unrecognized tax benefits excluding the penalty is as follows:

	December 31,
	2010	2009
	(RESTATED)
Beginning balance	$2,306,561	$-
Increases related to prior year positions	1,513,198	762,992
Increases related to current year positions	2,864,776	1,543,569
Ending balance	$6,684,535	$2,306,561

The Company has various open tax years between 2005 and 2010 in its significant operating jurisdictions.

NOTE 25 – EMPLOYEE DEFINED CONTRIBUTION PLAN

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

NOTE 26 – SUBSEQUENT EVENTS

There were no significant subsequent events occurred after December 31, 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	March 31	June 30	September 30	December 31
			(RESTATED)	(RESTATED)
Year Ended December 31, 2010
REVENUES	$53,749,768	$77,296,212	$91,533,044	$83,365,061
GROSS PROFIT	$28,236,721	$39,840,352	$47,282,198	$42,398,283
NET INCOME	$3,117,777	$5,117,734	$4,239,507	$1,583,972
Basic net income per common share	$0.04	$0.07	$0.06	$0.02
Diluted net income per common share	$0.04	$0.07	$0.06	$0.02

Year Ended December 31, 2009
REVENUES	$46,077,190	$71,222,037	$78,818,666	$100,032,887
GROSS PROFIT	$28,416,852	$41,627,114	$44,131,161	$52,607,878
NET INCOME	$7,155,060	$12,446,270	$10,027,846	$11,673,029
Basic net income per common share	$0.10	$0.17	$0.13	$0.16
Diluted net income per common share	$0.10	$0.16	$0.13	$0.14