Form 10-Q
period 2011-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2011-11-14
CIK 1090514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

____________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each class the issuer’s common stock as of the latest practicable date is stated below

Title of each class of common stock	Outstanding as of November 11, 2011
Common Stock, $0.001 par value	78,503,381

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

ITEM 1 – Financial Statements	3

Unaudited condensed consolidated balance sheet as of September 30, 2011 and condensed consolidated balance sheet as of December 31, 2010 (restated)	3

Unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010 (restated)	5

Unaudited condensed statements of cash flow for the nine months ended September 30, 2011 and 2010 (restated)	6

Notes to unaudited condensed consolidated financial statements - September 30, 2011	7

ITEM 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4 – Controls and Procedures	40

PART II – OTHER INFORMATION	42

ITEM 1 – Legal Proceedings	42

ITEM 1A – Risk Factors	42

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds	42

ITEM 3 – Defaults upon Senior Securities	42

ITEM 4 – (Removed and Reserved)	42

ITEM 5 – Other Information	42

ITEM 6 – Exhibits	42

Signatures	43

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
		(RESTATED)
CURRENT ASSETS
Cash and cash equivalents	$83,018,431	$94,568,520
Restricted cash	654,977	537,297
Accounts and notes receivable, net	64,117,238	80,598,919
Inventories, net	24,201,066	12,665,586
Advances to suppliers and prepaid expenses	19,547,924	14,246,144
Deferred tax assets	221,222	649,503
Receivable for disposal of investment	39,832,547	38,567,410
Other current assets	1,839,855	2,986,005
Total Current Assets	233,433,260	244,819,384

LONG-TERM ASSETS
Property, plant and equipment, net	136,405,433	109,547,616
Land use rights, net	157,892,698	155,433,311
Other long term assets	12,281,370	8,167,880
Construction in progress	32,378,396	22,516,044
Other intangible assets, net	12,858,509	14,889,127
Investments in and advances to equity investments	18,922,088	19,179,235
Goodwill	33,164,121	33,164,121
Deferred tax assets	84,176	147,024
Unamortized financing cost	1,580,721	2,359,404
Total Long-Term Assets	405,567,512	365,403,762
TOTAL ASSETS	$639,000,772	$610,223,146

  See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND EQUITY

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
		(RESTATED)
CURRENT LIABILITIES
Accounts payable	$14,304,039	$10,716,686
Notes payable	654,977	537,297
Other payables and accrued expenses	14,987,564	18,039,557
Taxes payable	845,753	1,237,169
Short-term loans	12,766,861	6,957,258
Current portion of long-term bank loans	62,472	61,405
Other liabilities	5,160,521	6,284,107
Deferred tax liabilities	87,382	243,304
Total Current Liabilities	48,869,569	44,076,783

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	631,990	679,866
Deferred tax liabilities	14,263,066	15,837,479
Unrecognized tax benefits	7,874,802	6,055,656
Convertible notes	109,500,000	115,000,000
Total Long-Term Liabilities	132,269,858	137,573,001
TOTAL LIABILITIES	181,139,427	181,649,784

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,952,544 shares and 78,598,604 shares issued as of September 30, 2011 and December 31, 2010, respectively; 78,503,381 shares and 78,598,604 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	78,952	78,598
Common stock to be issued	224,333	350,500
Additional paid-in capital	205,971,757	203,322,671
Retained earnings (the restricted portion of retained earnings is $26,293,785 at both September 30, 2011 and December 31, 2010)	216,442,093	205,260,681
Less: Treasury stock, at cost (449,163 shares and nil as of September 30, 2011 and December 31, 2010, respectively)	(799,999)	-
Less: Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Accumulated other comprehensive income	65,421,859	49,053,329
Total Shareholders’ Equity	457,341,379	428,068,163
Non-controlling Interest	519,966	505,199
TOTAL EQUITY	457,861,345	428,573,362
TOTAL LIABILITIES AND EQUITY	$639,000,772	$610,223,146

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
		(RESTATED)		(RESTATED)
Revenues	$53,934,602	$91,533,044	$159,988,508	$222,579,024
Cost of sales	28,730,424	44,250,846	83,863,569	107,219,753
GROSS PROFIT	25,204,178	47,282,198	76,124,939	115,359,271

Selling, general and administrative expenses	12,080,424	20,920,522	34,577,769	48,326,800
Advertising costs	2,964,877	10,983,946	10,185,380	26,949,663
Research and development costs	2,825,967	4,724,703	8,652,455	10,754,394
Depreciation and amortization expenses	1,804,888	1,682,058	5,359,979	4,902,005
Debt extinguishment (gain)	(2,666,829)	-	(2,666,829)	-
Total operating expenses	17,009,327	38,311,229	56,108,754	90,932,862

INCOME FROM OPERATIONS	8,194,851	8,970,969	20,016,185	24,426,409

Equity in (losses) earnings from unconsolidated entities	(796,727)	242,183	(857,811)	201,097
Impairment loss on equity investment	-	(1,083,637)	-	(1,083,637)
Gain (loss) on changes in ownership of unconsolidated entities	-	-	658,540	(12,240)
Interest expense, net	(1,802,954)	(1,456,062)	(4,850,651)	(4,393,093)
Other (expenses) income, net	(116,196)	(67,548)	321,571	(85,340)
INCOME BEFORE INCOME TAXES	5,478,974	6,605,905	15,287,834	19,053,196
Provision for income taxes	(2,203,013)	2,366,398	4,091,655	6,578,178
NET INCOME	7,681,987	4,239,507	11,196,179	12,475,018
Net (income) loss attributable to non-controlling interest	(28,446)	7,679	(14,767)	19,555
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	7,653,541	4,247,186	11,181,412	12,494,573

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	5,020,779	7,780,438	16,368,530	9,716,941
OTHER COMPREHENSIVE INCOME	5,020,779	7,780,438	16,368,530	9,716,941

COMPREHENSIVE INCOME	$12,674,320	$12,027,624	$27,549,942	$22,211,514

EARNINGS PER COMMON SHARE
Basic	$0.10	$0.06	$0.15	$0.17
Diluted	$0.10	$0.06	$0.15	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,845,855	74,934,428	74,801,120	74,765,028
Diluted	76,524,003	75,965,266	76,307,044	75,647,024

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,196,179	$12,475,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,288,606	9,595,579
Amortization of deferred issuance cost	695,510	696,216
Loss on disposal of property, plant and equipment	9,712	370
Impairment loss on equity investment	-	1,083,637
Stock-based consulting expenses	64,813	93,917
(Reversal) /Provision of doubtful accounts and slow moving inventories	(79,935)	12,722
Deferred taxes	(1,712,491)	(508,000)
Stock-based compensation expenses	2,258,850	1,983,421
Equity in (earnings) /losses from unconsolidated entities	857,811	(201,097)
(Gain) /loss on changes in ownership of unconsolidated entities	(658,540)	12,240
Independent director stock compensation	224,333	266,000
Debt extinguishment (gain)	(2,666,829)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	16,554,608	(22,638,890)
Inventories	(11,521,442)	(8,007,819)
Advances to suppliers and prepaid expenses	(5,326,505)	5,732,837
Other current assets	1,562,285	89,782
Increase (decrease) in:
Accounts payable	3,622,793	4,077,922
Other payables and accrued expenses	(3,853,121)	(2,206,738)
Taxes payable	(391,416)	609,868
Other liabilities	(1,123,586)	2,454,682
Unrecognized tax benefits	1,785,656	1,712,866
Net cash provided by operating activities	20,787,291	7,334,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(378,478)	(609,818)
Purchases of construction in progress	(8,950,290)	(4,747,741)
Deposit for long-term assets	(30,353,949)	(29,022)
Advances to equity investments	65,949	(21,368)
Proceeds from disposal of property, plant and equipment	228	-
Net cash used in investing activities	(39,616,540)	(5,407,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	12,663,526	6,764,562
Repayment of loans	(7,157,474)	(10,612,644)
Repurchase of convertible notes	(2,750,000)	-
Repurchase of common stock	(799,999)	-
Net cash provided by (used in) financing activities	1,956,053	(3,848,082)
Effect of exchange rate changes on cash and cash equivalents	5,323,107	3,251,787
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,550,089)	1,330,289
Cash and cash equivalents, beginning of period	94,568,520	91,126,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,018,431	$92,456,775

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of American Oriental Bioengineering, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the amended audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A. These interim financial statements should be read in conjunction with that report.

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

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on September 30, 2011. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	SEPTEMBER 30,
	2011	2010
Quarter end RMB : US$ exchange rate	6.4018	6.6981
Average quarterly RMB : US$ exchange rate	6.4329	6.7534

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

During the nine months ended September 30, 2011, the Company considered the on-going decline in its stock price an impairment indication and conducted an interim goodwill impairment assessment. Based on the first step of the goodwill impairment test, the fair value of the reporting units exceeded the net book value. Therefore, the Company did not perform step two of the goodwill impairment test and no goodwill impairment loss was recognized as of September 30, 2011.

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

Newly Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), “Testing Goodwill for Impairment.” ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of ASU 2011-08 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 3 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2010, the Company’s Independent Registered Public Accounting Firm identified accounting errors related to the Company’s equity investment in Nuo Hua Affiliate.

The Company and the Audit Committee undertook a review to determine the total amount of the errors and the accounting periods in which the error occurred and concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2010, and unaudited interim condensed consolidated financial statements as of September 30, 2010, March 31, 2011 and June 30, 2011, should be and, accordingly, have been restated because of these accounting errors.

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

•
For the year ended December 31, 2010, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investment”; the recognition of a loss on disposal of equity investment; the reversal of income in equity earnings in unconsolidated entities, and the recording of income tax expense and a corresponding unrecognized tax benefits liability due to the tax effect of the capital gain resulting from the transaction, as the equity interest in Nuo Hua Affiliate was initially purchased at a price that was lower than the disposition consideration.

•
For the quarter ended March 31, 2011, a reclassification from “Investments in and advances to equity investments” to “Receivables for disposal of equity investment”, and the reversal of income in equity earnings in unconsolidated entities.

•
For the quarter ended June 30, 2011, a reclassification from “Other long-term investment” to “Receivables for disposal of equity investment”; the reversal of income in equity earnings in unconsolidated entities, and the reversal of a gain on change in ownership of unconsolidated entities.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

Restatement Adjustments

The following tables present the impact of the restatement adjustments on the Company’s previously reported quarterly reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011. The increase (decrease) in each line item on the Company’s consolidated financial statements is displayed for each line requiring restatement.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011			As of June 30, 2011
	Previously	Adjustments	As Restated	Previously	Adjustments	As Restated
	Reported			Reported

Receivable for disposal of investment	$-	$38,812,195	$38,812,195	$-	$39,449,257	$39,449,257
Total Current Assets	204,861,056	38,812,195	243,673,251	183,707,294	39,449,257	223,156,551
Other long-term investment	-	-	-	41,772,510	(41,772,510)	-
Investments in and advances to equity investments	58,933,172	(40,254,885)	18,678,287	19,759,725	-	19,759,725
Total Long-Term Assets	409,752,650	(40,254,885)	369,497,765	447,118,915	(41,772,510)	405,346,405
Unrecognized tax benefits	5,551,703	1,011,881	6,563,584	6,666,147	1,043,917	7,710,064
Total Long-Term Liabilities	136,871,572	1,011,881	137,883,453	137,986,635	1,043,917	139,030,552
TOTAL LIABILITIES	178,834,295	1,011,881	179,846,176	183,189,757	1,043,917	184,233,674
TOTAL ASSETS	614,613,706	(1,442,690)	613,171,016	630,826,209	(2,323,253)	628,502,956
Retained earnings	208,439,256	(2,366,521)	206,072,735	212,020,274	(3,231,722)	208,788,552
Accumulated other comprehensive income	52,258,717	(88,050)	52,170,667	60,536,528	(135,448)	60,401,080
Total Shareholders’ Equity	435,277,218	(2,454,571)	432,822,647	447,144,932	(3,367,170)	443,777,762
TOTAL EQUITY	435,779,411	(2,454,571)	433,324,840	447,636,452	(3,367,170)	444,269,282
TOTAL LIABILITIES AND EQUITY	$614,613,706	$(1,442,690)	$613,171,016	$630,826,209	$(2,323,253)	$444,269,282

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31, 2011			Three months ended June 30, 2011
	Previously	Adjustments	As Restated	Previously	Adjustments	As Restated
	Reported			Reported

Equity in earnings (losses) from unconsolidated entities	$(409,886)	$(112,098)	$(521,984)	$551,461	$(90,561)	$460,900
Interest Income (Expense), Net	-	-	-	(1,518,810)	(15,302)	(1,534,112)
Gain (loss) on changes in ownership of unconsolidated entities	-	-	-	1,417,878	(759,338)	658,540
INCOME BEFORE INCOME TAXES	4,046,001	(112,098)	3,933,903	6,740,158	(865,201)	5,874,957
NET INCOME	921,146	(112,098)	809,048	3,570,345	(865,201)	2,705,144
NET INCOME ATTRIBUTE TO CONTROLLING INTEREST	924,152	(112,098)	812,054	3,581,018	(865,201)	2,715,817
Foreign currency translation gain	3,132,466	(15,128)	3,117,338	8,277,811	(47,398)	8,230,413
OTHER COMPREHENSIVE INCOME, NET OF TAX	3,132,466	(15,128)	3,117,338	8,277,811	(47,398)	8,230,413
COMPREHENSIVE INCOME	4,056,618	(127,226)	3,929,392	11,858,829	(912,599)	10,946,230
Basic EPS	0.01	-	0.01	0.05	(0.01)	0.04
Diluted EPS	$0.01	$-	$0.01	$0.05	$(0.01)	$0.04

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2011			Six months ended June 30, 2011
	Previously Reported	Adjustments	As Restated	Previously	Adjustments	As Restated

Net income	$921,146	$(112,098)	$809,048	$4,491,491	$(977,299)	$3,514,192
Equity in (earnings) /losses from unconsolidated entities	409,886	112,098	521,984	(141,575)	202,659	61,084
(Gain)/loss on changes in ownership of unconsolidated entities	-	-	-	(1,417,878)	759,338	(658,540)
Unrecognized tax benefits	$-	$-	$-	$1,615,990	$15,302	$1,631,292

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable is net of provision for doubtful debts. Provision for doubtful debt activity is as follows:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Beginning balance	$687,879	$522,897
Provision for doubtful debts	-	164,982
Reversal	(57,471)	-
Written off	-	-
Ending balance	$630,408	$687,879

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Raw materials	$14,496,602	$6,902,658
Work in process	1,538,939	2,274,499
Finished goods	8,186,117	3,511,163
Total inventories	24,221,658	12,688,320
Less: provision against slow-moving inventories	(20,592)	(22,734)
Inventories, net	$24,201,066	$12,665,586

 In 2009 and 2010, the Company entered into long-term supply contracts with various third parties to grow Millettia, a major raw material of the Company, on behalf of the Company through leasing land use rights and production arrangements. Under these contracts, the Company bear the costs in relation to Millettia cultivation and in return entitled to a supply price at fair value discounted at a pre-determined rate when delivered. All pre-harvest agricultural costs, including irrigation, fertilization, seeding, laboring, land leasing costs, and other ongoing crop and land maintenance activities, are capitalized as inventory and cease to be accumulated when Millettia has reached maturity and is ready to be harvested. Land leasing costs incur prior harvest are capitalized as they are an essential pre-condition to the cultivation and an inevitable cost component of the total growing cost during the cultivation period. All costs incurred subsequent to the Millettia reaching maturity will be expensed as incurred.  The Company expects the initial supply of Millettia to occur between year nine and year eleven of the contract period as Millettia is a stem from a certain plant which requires an eight to ten-year period to mature. These contracts expire after 30 years but entitle the Company to renew with terms to be negotiated.

As of September 30, 2011 and December 31, 2010, the Company capitalized agricultural costs in relation to Millettia cultivation of $983,458 and $190,697, respectively. As of September 30, 2011, the Company also made a prepayment of $4,526,852 in relation to Millettia cultivation that is expected to be commenced in June 2012. Such prepayment is capitalized as Advances to suppliers and prepaid expenses in the consolidated balance sheets and will be reclassified to inventory upon the commencement of cultivation (Note 6).

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 6 - ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Advance to suppliers	$14,531,367	$12,292,689
Prepaid expenses	489,705	1,953,455
Prepayment for long-term supply contracts (See Note 5)	4,526,852	-
Advances to suppliers and prepaid expenses	$19,547,924	$14,246,144

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development.

NOTE 7 - LAND USE RIGHTS

Land use rights consist of the following:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Cost of land use rights	$171,058,744	$165,625,682
Less: Accumulated amortization	(13,166,046)	(10,192,371)
Land use rights, net	$157,892,698	$155,433,311

As of September 30, 2011 and December 31, 2010, the net book value of land use rights pledged as collateral was $21,026,243 and $20,729,293, respectively. See Note 16.

Amortization expense for the quarter ended September 30, 2011 and 2010 was $875,525 and $833,974, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $2,594,261 and $2,483,327, respectively.

NOTE 8 - CONSTRUCTION IN PROGRESS

Construction in progress as of September 30, 2011 and December 31, 2010 was $32,378,396 and $22,516,044, respectively. Construction in progress represents the construction for production lines and buildings. The Company capitalizes interest as a component of construction in progress in accordance with ASC 835. Total interest costs incurred for the three months ended September 30, 2011 and 2010 amounted to $2,174,163 and $1,884,477, respectively; total interest costs incurred for the nine months ended September 30, 2011 and 2010 amounted to $5,982,908 and $5,707,743, respectively.

Total interest costs capitalized as part of construction in progress for the three months ended September 30, 2011 and 2010 amounted to $274,755 and $338,534, respectively, and for the nine months ended September 30, 2011 and 2010 amounted to $801,129 and $1,051,684, respectively. Capitalized interest included in construction in progress was $2,441,761 and $1,640,632 as of September 30, 2011 and December 31, 2010, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
At cost:
Buildings	$135,387,799	$104,865,498
Machinery and equipment	24,254,844	23,512,674
Motor vehicles	1,584,441	1,568,813
Office equipment	2,643,608	2,529,352
Other equipment	4,386,861	3,996,164
	168,257,553	136,472,501
Less: Accumulated depreciation
Buildings	(11,878,352)	(9,278,438)
Machinery and equipment	(16,214,453)	(14,438,180)
Motor vehicles	(1,430,786)	(1,331,806)
Office equipment	(1,789,483)	(1,458,772)
Other equipment	(539,046)	(417,689)
	(31,852,120)	(26,924,885)
Property, plant and equipment, net	$136,405,433	$109,547,616

As of September 30, 2011 and December 31, 2010, the net book value of property, plant and equipment pledged as collateral for bank loans were $6,263,303 and $6,243,893, respectively. See Note 16.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $1,416,939 and $1,265,671, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $4,214,570 and $3,652,541, respectively.

NOTE 10 - OTHER INTANGIBLE ASSETS, NET

 Other intangible assets are summarized as follows:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
At cost:
Product licenses	$16,580,293	$16,053,679
Trademarks	11,304,816	10,945,759
Patents	5,135,114	4,972,016
Proprietary technology	301,568	291,990
Software	97,590	94,488
	33,419,381	32,357,932
Less: Accumulated amortization
Product licenses	$(10,100,977)	$(8,891,025)
Trademarks	(7,517,448)	(6,009,283)
Patents	(2,786,773)	(2,448,111)
Proprietary technology	(128,100)	(100,775)
Software	(27,574)	(19,611)
	(20,560,872)	(17,468,805)
Other intangible assets, net	$12,858,509	$14,889,127

Amortization expense for the three months ended September 30, 2011 and 2010 was $808,808 and $1,011,184, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $2,475,425 and $3,448,668, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 11 – RECEIVABLE FOR DISPOSAL OF INVESTMENT

On September 27, 2010, the Company entered into a share transfer agreement with an unrelated third party to transfer its equity interest in Nuo Hua Affiliate for a consideration of RMB255,000,000 (equivalent to $39.83 million), including cash and equity interest of another company owned by the unrelated third party. The legal procedure of the transfer had been completed in October 2010 and the consideration is expected to be received by the fourth quarter of fiscal 2011.

NOTE 12 - INVESTMENTS IN AND ADVANCES TO EQUITY INVESTMENTS

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

As of September 30, 2011 and December 31, 2010, the value based on quoted market price and the carrying amount of the investment in AXN is as follows:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Investment in AXN based on quoted market price	$6,044,113	$46,841,875
Carrying amount of investment in AXN	$18,701,611	$18,903,366

The Company performed an interim impairment assessment by comparing fair value of the investment based on a discounted cash flows model to the carrying value. As of September 30, 2011, the derived fair value of the assessment exceeded the carrying value and no impairment loss was recognized. The discounted cash flows model is based on publicly available information issued by AXN, such as annual and quarterly reports, management and investor relations announcements, as well as analyses reports on AXN. This information is further substantiated by internal analysis. The Company will continue to monitor the market price movement closely for impairment assessment.

NOTE 13 - OTHER LONG-TERM ASSETS

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Payment for long-term supply contract	$7,977,444	$7,724,069
Prepaid land leasing costs for long-term supply contracts	4,303,926	443,811
Total other long-term assets	$12,281,370	$8,167,880

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

Prepaid land leasing costs are prepayment for the Millettia long-term supply contracts the Company entered into in 2009 and 2010, which are amortized over the lease term and the amortized expenses are capitalized as inventory until Millettia has reached maturity and is ready to be harvested (Note 5).

The Company assesses the impairment of the prepayment as of each balance sheet date. As of September 30, 2011 and December 31, 2010, no impairment was recognized.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 14 - OTHER PAYABLES AND ACCRUED EXPENSES

The components of other payables and accrued expenses are as follows:

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Other taxes payable	$211,216	$295,702
Other payables	7,650,575	9,378,014
Accrued expenses	7,125,773	8,365,841
Other payables and accrued expenses	$14,987,564	$18,039,557

Other payables balance mainly represent VAT-output for manufacturing subsidiaries.

Accrued expenses mainly represent promotional fee, interest expenses accrued on convertible notes and other banks loans and accrued advertisement expenses.

NOTE 15 - OTHER LIABILITIES

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Due to employees	$596,340	$2,803,189
Advances from customers	3,107,713	2,194,450
Other current liabilities	1,456,468	1,286,468
Other liabilities	$5,160,521	$6,284,107

Due to employees mainly represent deposits collected from the Company’s salesmen to encourage receivables collection.

Advances from customers mainly represent cash received for goods not yet delivered to customers.

NOTE 16 - DEBT

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

Interest expense for all outstanding debt excluding the convertible notes was $ 226,216 and $110,706 for the three months ended September 30, 2011 and 2010, respectively.
Interest expense for all outstanding debt excluding the convertible notes was $442,895 and $405,178 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 17 - CONVERTIBLE NOTES

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

During the three months ended September 30, 2011, the Company repurchased a total $5,500,000 in principal amount of the Notes for $2,750,000 cash consideration and expensed $83,171 of related unamortized Notes issue cost resulting in a net gain of $2,666,829 and leaving an aggregate of $109,500,000 in principal amount outstanding as of September 30, 2011.

The Notes repurchased
Principal	$5,500,000
+unamortized premium	-
-unamortized bond issue cost	(83,171)
Net Carrying Value	5,416,829
Repurchase Price	2,750,000
Gain on debt extinguishment	$2,666,829

The effective interest rate on the Notes for the three months ended September 30, 2011 and 2010 was 5.945%.

The amount of interest cost recognized for the three months ended September 30, 2011 and 2010 was $1,413,819 and $1,437,500, respectively. Interest cost recognized for the nine months ended September 30, 2011 and 2010 was $4,288,819 and $4,312,500, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 18 - PREPAID FORWARD SHARES REPURCHASE TRANSACTION

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

NOTE 19 - SHAREHOLDERS’ EQUITY

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
AS OF SEPTEMBER 30, 2011
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

The Company recorded $474,638 compensation cost for both of the three month ended September 30, 2011 and 2010,and $1,423,914 for both of the nine months ended September 30, 2011 and 2010, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in selling, general and administrative expenses. The total fair value of the options granted to employees at the respective grant dates was $9,492,751, of which the unrecognized portion of $2,212,263 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 1.4 years as of September 30, 2011.

The expected forfeiture rate of the stock options granted as of September 30, 2011 is 0%.

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

The expected forfeiture rate of the common stock awards granted as of September 30, 2011 is 0%.

 The Company recorded selling, general and administrative expenses of $303,491 and $227,954 in connection with such awards for the three months ended September 30, 2011 and 2010, respectively and $834,936 and $559,507 for the nine months ended September 30, 2011 and 2010, respectively.

The total fair value of the common stock awards granted as of the respective grant date was $6,069,829, of which the unrecognized portion of $4,136,682 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 3.7 years as of September 30, 2011.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

As a result, $26,293,785 has been appropriated to the accumulated statutory reserves, which were included in retained earnings, by the Company’s PRC subsidiaries as of September 30, 2011 and December 31, 2010.

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

Any common stock repurchased by the Company became part of its treasury stock which will be shown as a separate item in the consolidated statements of changes in shareholders’ equity. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of September 30, 2011, the Company had repurchased 449,163 shares of its common stock at a total cost of $799,999 pursuant to this Share Buyback Program.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2011, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China and purchase commitments for the purchase of raw materials. The capital commitments and purchase commitments were $2,954,378 and $4,288,159 within one year and $9,681,839 and $10,038,729 after one year but within five years. In addition, the Company had advertisement contract commitments of $9,637,881 for the next 12 months as well as R&D commitments of $2,570,982 within one year and $676,087 after one year but within five years.

Effective from January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of September 30, 2011, the Company has recorded an unrecognized tax benefit of $6,772,972.

As of September 30, 2011, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of September 30, 2011.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 21 - SEGMENT REPORTING

For the three months ended September 30, 2011 and 2010 the Company’s segments were as follows:

	Three Months Ended September 30,
	2011	2010
		(RESTATED)
Manufacturing Segment
Revenue from pharmaceutical products	$40,276,279	$77,171,414
Revenue from nutraceutical products	8,774,711	10,294,564
Total manufacturing revenue	49,050,990	87,465,978
Total manufacturing costs	24,181,804	40,307,771
Depreciation and amortization expense	1,331,032	1,244,031
Selling, general and administrative expenses, research and development costs and advertising costs	15,188,293	33,834,283
Operating income of manufacturing segment	10,569,294	9,583,131

Distribution Segment
Distribution revenue	$4,883,612	$4,067,066
Equity in earnings from unconsolidated entities	-	773,038
Operating income of distribution segment	12,376	(402,707)

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	10,581,670	9,180,424
Unallocated	(2,928,129)	(4,933,238)
Consolidated Net Income Attributable to Controlling Interest	$7,653,541	$4,247,186

 For the nine months ended September 30, 2011 and 2010, the Company’s segments were as follows:

	Nine months Ended September 30,
	2011	2010
		(RESTATED)
Manufacturing Segment
Revenue from pharmaceutical products	$119,969,639	$181,813,000
Revenue from nutraceutical products	28,110,229	29,894,355
Total manufacturing revenue	148,079,868	211,707,355
Total manufacturing costs	72,568,527	96,675,330
Depreciation and amortization expense	3,956,892	3,659,475
Selling, general and administrative expenses, research and development costs and advertising costs	45,220,153	78,668,115
Operating income of manufacturing segment	25,466,535	26,208,683

Distribution Segment
Distribution revenue	$11,908,640	$10,871,669
Equity in earnings from unconsolidated entities	-	2,117,833
Operating income of distribution segment	(129,635)	536,230

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Total net operating income, as defined, for reportable segments	25, 336,900	26,744,913
Unallocated	(14,155,488)	(14,250,340)
Consolidated Net Income Attributable to Controlling Interest	$11,181,412	$12,494,573

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 22 - EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
		(RESTATED)		(RESTATED)
EPS Numerator:
Net income attributable to controlling interest	$7,653,541	$4,247,186	$11,181,412	$12,494,573

EPS Denominator:
Weighted average shares outstanding – Basic	74,845,855	74,934,428	74,801,120	74,765,028
Effect of dilutive instruments:
Convertible notes	-	-	-	-
Common stock awards to be issued	1,678,148	1,030,838	1,505,924	881,996
Weighted average shares outstanding – Diluted	76,524,003	75,965,266	76,307,044	75,647,024

EPS - Basic	$0.10	$0.06	$0.15	$0.17
EPS - Diluted	$0.10	$0.06	$0.15	$0.17

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the three and nine months ended September 30, 2011 and 2010, because the exercise of these options would not have been dilutive for those periods due to the fact that the exercise prices were greater than the weighted average market price of the Company’s common stock for each period.

As more fully discussed in Note 17, the Company had certain convertible notes outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to net income attributable to controlling interest, reflecting the assumption that the notes have been converted.  The calculation of diluted earnings per share excludes the convertible notes for the three and nine months ended September 30, 2011 and 2010 because conversion of the convertible notes under the if-converted method would have been anti-dilutive..

NOTE 23 – TAXES

The Company had total income tax credit of $2,203,013 and income tax expenses of $4,091,655 for the three and nine months ended September 30, 2011, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% for the three and nine months ended September 30, 2011 and 2010. A full valuation allowance was recorded for deferred tax assets of those entities within the Company that continue to be in a cumulative loss position. The Company recorded a current tax expense of $5,804,146 for the nine months ended September 30, 2011 of which $1,335,226 was related to an increase in unrecognized tax benefits. The unrecognized tax benefits were primarily related to the tax impact of deemed interest at PRC subsidiaries. The Company recorded cumulative interests of $919,771 as of September 30, 2011.

The Company's effective tax rates were (40)% and 36% for the three months ended September 30, 2011 and 2010, respectively and were 27% and 35% for the nine months ended September 30, 2011 and 2010, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

The decrease in effective tax rate for the three months ended September 30, 2011 was mainly due to the reverse of the provision for income taxes for the applicable tax rate change of its PRC subsidiaries, GLP, BOKE, Three Happiness, HSPL and CCXA. During the six months ended June 30, 2011, the Company increased its applicable tax rate for these PRC subsidiaries as the High & New Technology status (“HNTE status”) will expire near the year end of 2011. At that stage, the management did not believe it was more-likely-than-not that these entities will qualify for the HNTE status upon renewal; as a result, the Company applied 25% corporate income tax rate for these subsidiaries during the three and six months ended June 30, 2011. At current stage, the management believed it is probable that these entities will qualify for the HNTE status upon renewal since these entities passed the government assessment; as a result, the Company applied 15% corporate income tax rate for these subsidiaries for the three and nine months ended September 30, 2011.

NOTE 24 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,407,086 and $1,392,671 for the three months ended September 30, 2011 and 2010, respectively, and $4,252,448 and $2,023,756 for the nine months ended September 30, 2011 and 2010, respectively, and are included in cost, inventory, selling, general and administrative expenses.

NOTE 25 - SUBSEQUENT EVENTS

On October 5, 2011, the Company repurchased a total $1,000,000 in principal amount of the Notes for $405,000 cash consideration, leaving an aggregate of $108,500,000 in principal amount outstanding.

There were no other significant subsequent events that occurred after September 30, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our condensed consolidated financial statements for the three months ended September 30, 2010. Specifically, we have restated our condensed consolidated balance sheets as of September 30, 2010 and our condensed consolidated statements of operations and cash flows for the nine months ended September 30,2010 as reported in the amended annual report on Form 10K/A for the fiscal year ended December 31, 2010. The restatement is fully described in the “Explanatory Note” immediately preceding Part I, Item 1of the amended annual report on Form 10K/A for December 31, 2010 filed concurrently with this report and in Note 3 to the condensed consolidated financial statements in this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

At September 30, 2011, the Company provided a $630,408 reserve against accounts and notes receivable. Management’s estimate of the appropriate reserve on accounts and notes receivable at September 30, 2011 was based on the aged nature of these accounts and notes receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2011, the Company provided an allowance against its inventories amounting to $20,592. Management’s determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

We conducted an impairment test as of September 30, 2011 and no impairment loss was identified. We will continue to closely monitor the projections for our reporting units and the economic conditions of the product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

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

We account for uncertainty in income taxes in accordance with FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of September 30, 2011, the Company recorded an unrecognized tax benefit of approximately $7,874,802, which is mainly related to non-trade intercompany transactions, fixed assets and intangible assets.

Our accounting policy for interest and penalties related to an uncertain position, if any when required, is classified as part of interest expenses and other expenses, respectively.  The Company recorded $919,771 interest and a penalty of nil as of September 30, 2011.

Newly Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update 2011-08 (ASU 2011-08), “Testing Goodwill for Impairment.” ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of ASU 2011-08 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
		(RESTATED)		(RESTATED)
Revenues	$53,934,602	$91,533,044	100%	100%
Cost of sales	28,730,424	44,250,846	53	48
GROSS PROFIT	25,204,178	47,282,198	47	52

Selling, general and administrative expenses	12,080,424	20,920,522	22	23
Advertising costs	2,964,877	10,983,946	6	12
Research and development costs	2,825,967	4,724,703	5	5
Depreciation and amortization expenses	1,804,888	1,682,058	3	2
Debt extinguishment (gain)	(2,666,829)	-	(5)	-
Total operating expenses	17,009,327	38,311,229	31	42

INCOME FROM OPERATIONS	8,194,851	8,970,969	16	10
Equity in (losses) earnings from unconsolidated entities	(796,727)	242,183	(2)	(1)
Impairment loss on equity investment	-	(1,083,637)	-	-
Interest expense, net	(1,802,954)	(1,456,062)	(3)	(2)
Other expenses, net	(116,196)	(67,548)	-	-
INCOME BEFORE INCOME TAX	5,478,974	6,605,905	11	7
Provision for income taxes	(2,203,013)	2,366,398	(4)	2
NET INCOME	7,681,987	4,239,507	15	5
Net (income) loss attributable to non-controlling interest	(28,446)	7,679	-	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$7,653,541	$4,247,186	15%	5%
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

Revenues

Revenues for the third quarter of 2011 were $53,934,602, a decrease of $37,598,442, or 41% compared to revenues for the same period of 2010.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$40,276,279	$77,171,414	$(36,895,135)	(48)%
Revenue from nutraceutical products	8,774,711	10,294,564	(1,519,853)	(15)%
Total manufacturing revenue	49,050,990	87,465,978	(38,414,988)	(44)%
Distribution revenue	4,883,612	4,067,066	816,546	20%
Total revenues	$53,934,602	$91,533,044	$(37,598,442)	(41)%

Revenue in connection with our pharmaceutical products decreased by $36,895,135, or 48%, as compared to the same period of 2010 primarily due to the following factors:

●
sales from our prescription pharmaceutical products decreased from $37,324,901 for the third quarter of 2010 to $22,262,905 for the same period of 2011, or a 40% decrease. The decrease was primarily due to the decrease in sales from SHL powder and CCXA’s generic pharmaceutical products and partially offset by the increase in sales from our prescription formulated Jinji capsule; and

●
sales from our OTC pharmaceutical products decreased from $39,846,513 for the third quarter of 2010 to $18,013,374 for the same period of 2011, or a 55% decrease. This was mainly due to the decreased sales volume of GLP’s generic OTC drugs.

We decreased the manufacturing of certain generic drugs since the TCM raw material price for these drugs has continued to increase during the last quarter. Accordingly, we shifted the products mix toward higher-margin products from lower margin products to minimize the impact from the increased cost of certain raw materials and the continuing government price cut on certain products.

Revenue in connection with our nutraceutical products decreased by 15%, compared to the same period of 2010. The decrease was primarily due to the decrease in sales from our Soy Peptide tablets and partially offset by the increase in sales from our Soy Peptide drinks which we launched commercially in late 2009. We decreased the advertising for certain old nutraceutical products and focused on new products to achieve optimum efficiency while maintaining strict advertising cost control.

The distribution revenue from Nuo Hua's majority owned subsidiary increased by 20%, to $4,883,612. This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $28,730,424 for the third quarter of 2011, compared to $44,250,846 in the same period of 2010. Cost of sales in the third quarter of 2011 and 2010 by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Pharmaceutical products	$19,201,942	$35,068,249	$(15,866,307)	(45)%
Nutraceutical products	4,979,862	5,239,522	(259,660)	(5)%
Total manufacturing cost	24,181,804	40,307,771	(16,125,967)	(40)%
Distribution cost	4,548,620	3,943,075	605,545	15%
Total cost	$28,730,424	$44,250,846	$(15,520,422)	(35)%

Gross profit decreased by $22,078,020, or 47%, for the third quarter of 2011 compared to the same period of 2010. Gross profit as a percentage of revenues decreased from 52% in the third quarter of 2010 to 47% in the same period of 2011 mainly due to the new levied urban construction and maintenance tax and educational surcharge.

From December 2010, the urban construction and maintenance tax and educational surcharge were levied on foreign investment enterprises and foreign enterprises who previously enjoyed the exemption. We recognized the urban construction and maintenance tax and educational surcharge in cost of sales. As a result of the regulation change, our gross margin for the third quarter of 2011 was affected by approximately 2%.

We continued our efforts to manage the margin pressure although the increased purchase prices of certain raw materials increased the cost of sales.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses decreased by $8,840,098, or 42%, in the third quarter of 2011 compared to the same period of 2010. The details of our sales and marketing expenses were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Payroll	$3,238,886	$3,707,591	$(468,705)	(13)%
Staff welfare and insurance	873,021	1,162,842	(289,821)	(25)%
Promotional materials and fees	2,339,837	8,473,031	(6,133,194)	(72)%
Trips and traveling	1,107,824	997,740	110,084	11%
Shipping	878,162	1,604,280	(726,118)	(45)%
Stock based compensation	850,979	806,417	44,562	6%
Professional fees	534,319	1,124,727	(590,408)	(52)%
Miscellaneous	2,257,396	3,043,894	(786,498)	(26)%
TOTAL	$12,080,424	$20,920,522	$(8,840,098)	(42)%

The decrease in selling, general and administrative expenses in the third quarter of 2011 compared to the same period of 2010 was primarily due to the following factors:

●
the decrease of promotional materials and fees by $6,133,194, or 72%, in the third quarter of 2011 as compared to the same period of 2010. This was primarily due to the reduction of our promotional activities in relation to SHL powder and generic prescription and OTC drugs;

●	the decrease of shipping costs by $726,118, or 45%, in the third quarter of 2011 as compared to the same period of 2010. This was mainly due to the reduction of sales volume of our products; and

●
the decrease of payroll expenses and staff welfare and insurance expenses by $468,705 and $289,821, respectively, in the third quarter of 2011, as compared to the same period of 2010. The Company optimized human resource and cut certain jobs in order to maintain strict expense control.

Advertising Costs

Advertising costs decreased by $8,019,069, or 73%, from $10,983,946 in the third quarter of 2010 to $2,964,877 in the same period of 2011. Advertising costs as a percentage of revenue decreased from 12% in the third quarter of 2010 to 6% in the same period of 2011.

We decreased the advertising costs related to some of our OTC generic drugs during this quarter. We continued to invest in advertising to create a unified megabrand for AOBO so that we can leverage on the establishment of all our individual brands to increase brand awareness and market shares.

Research and Development Costs

Research and development costs decreased by $1,898,736, or 40%, from $4,724,703 in the third quarter of 2010 to $2,825,967 in the same period of 2011. Expressed as a percentage of revenue, research and development costs were 5% for both the third quarter of 2011 and 2010.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $122,830, or 7%, in the third quarter of 2011 as compared to the same period of 2010. This was mainly due to the increase of the property, plant and equipment and land use rights during the second half of 2010.

Debt Extinguishment Gain

During the third quarter of 2011, the Company repurchased a total $5,500,000 in principal amount of our convertible Notes for $2,750,000. A gain of debt extinguishment of $2,666,829 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. For additional information, see “Item 1. Financial Statements — Note 16. Convertible Notes”.

Equity in (Losses) Earnings from Unconsolidated Entities

Equity in (loss) earnings from unconsolidated entities decreased from a gain of $242,183 in the third quarter of 2010 to a loss of $796,727 in the same period of 2011. The increased loss was mainly due to the recognition of the share of equity loss from investment in AXN. On October 18, 2010, the Nuo Hua Affiliate was disposed to an unrelated third party. As a result, the Company was no longer entitled to recognize its equity earnings from the Nua Hua Affiliate.

Interest Expense, Net

Net interest expense was $1,802,954 for the third quarter of 2011 compared to net interest expense of $1,456,062 for the same period of 2010. The increase was mainly due to the increase proceeds from short-term loans in the third quarter of 2011 as compared to the same period of 2010.

Income Tax

The Company’s effective tax rate for the third quarter of 2011 was (40)%, which is an decrease of 76% from 36% in the same period of 2010. The decrease in effective tax rate for the third quarter of 2011was mainly due to the reverse of the provision for income taxes for the applicable tax rate change of its PRC subsidiaries, GLP, BOKE, Three Happiness, HSPL and CCXA. For additional information, see “Item 1. Financial Statements — Note 23. Taxes”.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the quarters ended September 30, 2011 and 2010:

	Nine months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
		(RESTATED)		(RESTATED)
Revenues	$159,988,508	$222,579,024	100%	100%
Cost of sales	83,863,569	107,219,753	52	48
GROSS PROFIT	76,124,939	115,359,271	48	52

Selling, general and administrative expenses	34,577,769	48,326,800	22	22
Advertising costs	10,185,380	26,949,663	6	12
Research and development costs	8,652,455	10,754,394	6	5
Depreciation and amortization expenses	5,359,979	4,902,005	3	2
Debt extinguishment (gain)	(2,666,829)	-	(2)	-
Total operating expenses	56,108,754	90,932,862	35	41

INCOME FROM OPERATIONS	20,016,185	24,426,409	13	11
Equity in earnings (losses) from unconsolidated entities	(857,811)	201,097	-	-
Impairment loss on equity investment	-	(1,083,637)	-	-
Gain (loss) on changes in ownership of unconsolidated entities	658,540	(12,240)	-	-
Interest expense, net	(4,850,651)	(4,393,093)	(3)	(2)
Other income (expenses), net	321,571	(85,340)	-	-
INCOME BEFORE INCOME TAX	15,287,834	19,053,196	10	9
Provision for income taxes	4,091,655	6,578,178	3	3
NET INCOME	11,196,179	12,475,018	7	6
Net (income) loss attributable to non-controlling interest	(14,767)	19,555	-	-
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST EARNINGS PER COMMON SHARE	$11,181,412	$12,494,573	7%	6%
Basic	$0.15	$0.17
Diluted	$0.15	$0.17

Revenues

Revenues for the nine months ended September 30, 2011 were $159,988,508, a decrease of $62,590,516, or 28%, compared to revenues for the same period of 2010.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Nine months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$119,969,639	$181,813,000	$(61,843,361)	(34)%
Revenue from nutraceutical products	28,110,229	29,894,355	(1,784,126)	(6)%
Total manufacturing revenue	148,079,868	211,707,355	(63,627,487)	(30)%
Distribution revenue	11,908,640	10,871,669	1,036,971	10%
Total revenues	$159,988,508	$222,579,024	$(62,590,516)	(28)%

Revenue in connection with our pharmaceutical products decreased by $61,843,361, or 34%, as compared to 2010 primarily due to the following factors:

●
sales from our prescription pharmaceutical products decreased from $88,667,804 for the nine months ended September 30, 2010 to $72,554,541 for the same period of 2011, or a 18% decrease. The decrease was primarily due to the decrease in sales from SHL powder and CCXA’s generic pharmaceutical products and partially offset by the increase in sales from our prescription formulated Jinji capsule; and

●
sales from our OTC pharmaceutical products decreased from $93,145,196 for the nine months ended September 30, 2010 to $47,415,098 for the same period of 2011, or a 49% decrease. This was mainly due to the decreased sales volume of GLP’s generic OTC drugs.

We decreased the manufacturing of certain generic drugs since the TCM raw material price for these drugs has continued to increase during this year. Accordingly, we shifted the products mix toward higher-margin products from lower margin products to minimize the impact from the increased cost of certain raw materials and the continuing government price cut on certain products.

Revenue in connection with our nutraceutical products decreased by 6% compared to the same period of 2010. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and partially offset by the increase in sales from our Soy Peptide drinks which we launched commercially in late 2009. We decreased the advertising for certain old nutraceutical products and focused on new products to achieve optimum efficiency while maintaining strict advertising cost control.

The distribution revenue from Nuo Hua's majority owned subsidiary increased by 10%, to $11,908,640. This increase was mainly attributed to Nuo Hua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $83,863,569 for the nine months ended September 30, 2011, compared to $107,219,753 in the same period of 2010. Cost of sales in the nine months ended September 30, 2011 and 2010 by segments and product categories were as follows:

	Nine months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Pharmaceutical products	$57,172,135	$81,646,090	$(24,473,955)	(30)%
Nutraceutical products	15,396,392	15,029,240	367,152	2%
Total manufacturing cost	72,568,527	96,675,330	(24,106,803)	(25)%
Distribution cost	11,295,042	10,544,423	750,619	7%
Total cost	$83,863,569	$107,219,753	$(23,356,184)	(22)%

Gross profit decreased by $39,234,332, or 34%, for the nine months ended September 30, 2011 compared to the same period of 2010. Gross profit as a percentage of revenues decreased from 52% for the nine months ended September 30, 2010 to 48% in the same period of 2011 mainly due to the new levied urban construction and maintenance tax and educational surcharge.

From December of 2010, the urban construction and maintenance tax and educational surcharge were levied on foreign investment enterprises and foreign enterprises who previously enjoyed the exemption. We recognized the urban construction and maintenance tax and educational surcharge in cost of sales. As a result of the regulation change, our gross margin for the nine months ended September 30, 2011 was affected by approximately 2%.

We continued our efforts to manage the margin pressure although the increased purchase prices of certain raw materials increased the cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $48,326,800 for the nine months ended September 30, 2010 to $34,577,769 in the same period of 2011, representing a 28% decrease. The details of our sales and marketing expenses were as follows:
	Nine months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Payroll	$9,511,771	$9,194,059	$317,712	3%
Staff welfare and insurance	2,706,948	1,949,786	757,162	39%
Promotional materials and fees	5,913,443	17,884,830	(11,971,387)	(67)%
Trips and traveling	3,116,518	2,866,185	250,333	9%
Shipping	2,714,747	4,045,843	(1,331,096)	(33)%
Stock based compensation	2,514,251	2,311,921	202,330	9%
Professional fees	1,849,396	2,675,680	(826,284)	(31)%
Miscellaneous	6,250,695	7,398,496	(1,147,801)	(16)%
TOTAL	$34,577,769	$48,326,800	$(13,749,031)	(28)%

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2011 compared to the same period of 2010 was primarily due to the following factors:

●
the decrease of promotional materials and fees by $11,971,387, or 67%, as compared to the same period of 2010. This was primarily due to the reduction of our promotional activities in relation to SHL powder and generic prescription and OTC drugs;

●	the decrease of shipping costs by $1,331,096, or 33%, as compared to the same period of 2010. This was primarily due to the reduction of sales volume of our products; and

●
The decrease in selling, general and administrative expenses was partially offset by the increase of payroll expenses and staff welfare and insurance expenses by $317,712 and $757,162, respectfully, which was mainly due to the increase of the average salaries for our staff as a result of China’s increased labor costs and the increase of our staff welfare and insurance coverage and level as required by Chinese labor law.

Advertising Costs

Advertising costs decreased by $16,764,283, or 62%, from $26,949,663 in the nine months ended September 30, 2010 to $10,185,380 in the same period of 2011. Advertising costs as a percentage of revenue decreased from 12% for the nine months ended September 30, 2010 to 6% for the same period of 2011.

We decreased the advertising costs related to some of our OTC generic drugs during the nine months ended September 30, 2011. We continued to invest in advertising to create a unified megabrand for AOBO so that we can leverage on the establishment of all our individual brands to increase brand awareness and market shares.

Research and Development Costs

Research and development costs decreased by $2,101,939, or 20%, from $10,754,394 for the nine months ended September 30, 2010 to $8,652,455 in the same period of 2011. Expressed as a percentage of revenue, research and development costs were 6% and 5% for the nine months ended September 30, 2011 and 2010, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $457,974, or 9%, for the nine months ended September 30, 2011 as compared to the same period of 2010. This was mainly due to the increase of the property, plant and equipment and land use rights during the second half of 2010.

Debt Extinguishment Gain

During the third quarter of 2011, the Company repurchased a total $5,500,000 in principal amount of our convertible Notes for $2,750,000. A gain of debt extinguishment of $2,666,829 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. For additional information, see “Item 1. Financial Statements — Note 16. Convertible Notes”.

Gain (loss) on Changes in Ownership of Unconsolidated Entities

Gain (loss) on changes in ownership of unconsolidated entities includes gain on changes in ownership of AXN.

On June 26, 2011, AXN and six note holders reached an agreement to settle certain outstanding notes and accrued interest there on totaling 42,449,722.63 RMB (approximately USD$6,567,199) by issuing 2,432,296 shares of AXN's common stock at $2.70 per share. As a result, equity interest of AXN owned by the Company decreased from 36.10% to 34.11% while the Company retained a significant influence. A gain of $0.66 million was recognized in the second quarter of 2011 resulting from a reduction in the Company’s ownership interest.

Equity in (Losses) Earnings from Unconsolidated Entities

Equity in (losses) earnings from unconsolidated entities decreased from a gain of $201,097 in the nine months ended September 30, 2010 to a loss of $857,811 in the same period of 2011. The increased loss was mainly due to the recognition of the share of equity losses from investment in AXN. On October 18, 2010, the Nuo Hua Affiliate was disposed to an unrelated third party; as a result, the Company was no longer entitled to recognize its equity earnings from the Nua Hua Affiliate.

Interest Expense, Net

Net interest expense was $4,850,651 for the nine months ended September 30, 2011 compared to net interest expense of $4,393,093 for the same period of 2010. The increase was mainly due to the increase proceeds from short-term loans in the nine months ended September 30, 2011 as compared to the same period of 2010.

Income Tax

The Company’s effective tax rate for the nine months ended September 30, 2011 was 27%, which is a decrease of 8% from 35% in the same period of 2010. The decrease in effective tax rate for the third quarter of 2011was mainly due to the reverse of the provision for income taxes for the applicable tax rate change of its PRC subsidiaries, GLP, BOKE, Three Happiness, HSPL and CCXA. For additional information, see “Item 1. Financial Statements — Note 23. Taxes”.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at September 30, 2011 was $83,018,431, representing a decrease of $11,550,089, or 12%, compared with our cash position of $94,568,520 at December 31, 2010. The decrease was mainly attributable to the decrease of investing activities of $39,616,540 and partially offset by the operating and financing activities of $ 20,787,291 and $1,956,053.

We currently generate our cash flow through operations. We expect our existing cash and cash flow generated from operations will be sufficient to sustain our working capital, capital expenditures, and milestone payments for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Working Capital

We maintain a significant level of working capital. Our working capital decreased by $16,178,910  to $184,563,691 at September 30, 2011, as compared to $200,742,601 at December 31, 2010, mainly due to a decrease in cash and cash equivalents by $11,550,089, a decrease in net accounts and notes receivable by $16,481,681 and partially offset by an increase of net inventories of $ 11,535,480.

Cash Flow

Operating Activities

Cash flows from operations during the nine months ended September 30, 2011 amounted to $ 20,787,291, representing an increase of $13,452,758 compared with cash flows from operations of $7,334,533 for the same period of 2010. The increase in net cash provided by operating activities was primarily attributable to the increase in changes in operating assets and liabilities which aggregated to a net cash inflow of $1,246,431, an increase by $19,421,921 from a net cash outflow of $18,175,490 during the same period of 2010. As reflected in our cash flows, the changes included:

●	cash inflow from accounts and notes receivable amounted to $16,554,608 mainly affected by the timing of collection of our sales revenue during the fourth quarter of 2010;

●
cash outflows from inventories amounted to $11,521,442 and cash outflows from advances to suppliers amounted to $5,326,505 were mainly due to the increased purchases of raw materials for planned inventory buildup; and

●	cash outflows from other payables and accrued expenses amounted to $3,853,121 mainly attributed to the timing of payments to the promotion fee accrued in 2010.

Investing Activities

Our net cash used in investing activities amounted to $39,616,540 during the nine months ended September 30, 2011, compared to net cash used in investing activities of $5,407,949 for the same period of 2010. As reflected in our cash flows, the changes mainly included:

●   cash outflows for the deposit of a long-lived asset acquired, which allow us to have the right to establish a TCM raw material trading center in Northeast China approved by the China’s SFDA amounted to $26,503,473. The investment is intended to be integrated with our competitive infrastructure and whole supply chain management, providing foundation for the Company to start a TCM raw material trading business, offering a long term steadier supply of qualified raw materials with manageable costs.

●   cash outflows for purchases of construction in progress of $8,950,290 during the nine months ended September 30, 2011 for the expansion and upgrade of our manufacturing facilities to complement capacity improvement and efficiency enhancement.

Financing Activities

Our net cash provided from financing activities was $1,956,053 in the nine months ended September 30, 2011, compared to cash outflow of $3,848,082 in the same period of 2010. During the period, we repaid $7,157,474 bank loans and received $12,663,526 short-term loans.

We repurchased a total $5,500,000 in principal amount of our convertible Notes for $2,750,000; we also repurchased 449,163 shares of our common stock at a total cost of $799,999 pursuant to the Share Buyback Program.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of September 30, 2011.

Contractual Obligations

During the three months ended September 30, 2011, there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

We recognized a foreign currency translation adjustment of $16.5 million and $9.7 million for the nine months ended September 30, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at September 30, 2011 were translated at 6.4018 RMB to $1.00 USD as compared to 6.6118RMB at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2011 and 2010 were 6.5068 RMB and 6.7677 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation in accordance with the requirements of applicable U.S. rules.  The Company’s management, which includes its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Quarterly Report on Form 10-Q before its filing with the SEC.  The internal audit group made its evaluation pursuant to Rule 13a-15 under the Exchange Act.

Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Background of Restatement

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2010, the Company’s Independent Registered Public Accounting Firm identified accounting errors related to the Company’s equity investment in Nuo Hua Affiliate.

The Company and the Audit Committee undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred and concluded that the Company’s previously-issued 2010 consolidated financial statements and unaudited interim condensed consolidated financial statements as of September 30, 2010, March 31, 2011 and June 30, 2011, should be and, accordingly, have been restated as described in Note 3 to the condensed consolidated financial statements included in Item 1 of the quarterly report on Form 10-Q.

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

Our Independent Registered Public Accounting Firm, Ernst & Young Hua Ming, who also audited our consolidated financial statements, has issued an adverse opinion on the Company’s internal control over financial reporting, included in Item 9A of the amended annual report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation plans

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

The material weaknesses identified by management are not remediated as of the date of the filing of this quarterly report on Form 10-Q. The Company has performed additional substantive procedures to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this amended report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures. In addition, with the oversight of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes or new risks since our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the issuance of our equity securities during the three month ended September 30, 2011:

•	37,030 shares of common stock to a consultant for advisory services rendered in 2010.

The issuance of the foregoing shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________
* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 14, 2011

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: November 14, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________
* To be filed by amendment.