Form 10-K
period 2011-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-01-07
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

   OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NO: 001-32569

AMERICAN ORIENTAL BIOENGINEERING, INC.

(Exact name of registrant as specified in its charter)

NEVADA	84-0605867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town,

Beijing, 100176, People’s Republic of China

(Address of principal executive offices) (Zip Code)

86-10-5982-2039

(Registrant’s telephone number, including area code)

 Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.002 Per Share	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held on June 30, 2011 by non-affiliates of the registrant was $67,483,532 based on the closing price of $1.11 per share as reported on the New York Stock Exchange on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

On March 12, 2012, 39,216,196 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value were outstanding.

On December 14, 2012, 36,421,610 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This Annual Report on Form 10-K is being filed with respect to the fiscal year ended December 31, 2011 (the “Relevant Period”). The financial statements and other information included herein is as of and for the year ended December 31, 2011, and does not necessarily reflect or include all changes in the Company’s business, operations or other matters that occurred after the Relevant Period, except where required.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements as defined with Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this prospectus, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

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

PART I

 ITEM 1. BUSINESS

Overview

We are a China-based, vertically integrated pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical and healthcare products. A majority of our current products are manufactured using plant based materials. Our business is comprised of prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products were approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy before they are permitted for sale in China. We sell our products primarily to hospitals, clinics, pharmacies and retail outlets in all provinces, including rural areas and major cities in China, through the efforts of our sales and marketing professionals. We leverage our relationship with distributors to distribute our products to both urban and rural areas of China. We intend to use our established business as a platform for continued growth both organically and through strategic acquisitions.

The following table represents the manufacturing revenues realized from the sale of our pharmaceutical and nutraceutical products, as well as our distribution revenue from our distribution business for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue from pharmaceutical products	$159,024,681	$250,131,594	$244,168,159
Revenue from nutraceutical products	37,757,118	41,020,289	39,125,655
Total manufacturing revenue	196,781,799	291,151,883	283,293,814
Distribution revenue	15,908,589	14,792,202	12,856,966
Total revenues	$212,690,388	$305,944,085	$296,150,780

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

We currently market 158 pharmaceutical products in China. Two flagship prescription pharmaceutical products currently marketed in China are Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, and Cease Enuresis Soft Gel, or CE Gel. SHL Injection Power is an anti-viral injection effective in treating respiratory infections, bronchitis and tonsillitis, and CE Gel is indicated to alleviate bedwetting. We market our SHL Injection Powder through our brand name SHL, and our CE Gel through Harbin Three Happiness Bioengineering Co., Ltd, or Three Happiness. These products are detailed to physicians at hospitals and clinics through the efforts of our sales force and through educational physician conferences and seminars.

Over-the-counter pharmaceutical products are similar to our prescription pharmaceutical products in that they need approval from the SFDA prior to sales and marketing. They are sold over-the-counter in pharmacies and other retail outlets. Our products in this category include Jinji Series, Cease Enuresis Patch, or CE Patch, and Boke Series. Jinji Series is a line of products approved for the treatment of various women’s health indications including endometritis, annexitis, pelvic inflammation, premenstrual and menopausal symptoms. CE Patch is a product indicated to alleviate bedwetting and for the treatment of incontinence. Boke Series is a line of nasal products indicated to alleviate sinus infections and nasal congestions.

Nutraceutical products are intended for the overall well-being. We market several nutraceutical products in China, including our soybean peptide based drinks, tablets, powder and instant coffee. We promote our nutraceutical products through TV and print advertising campaigns in magazines and newspapers, and distribute these products to supermarkets, fitness centers, healthcare specialty stores and other retail outlets in China.

We own and operate five manufacturing facilities through which we manufacture all of our products. Each facility is current in its certified standing of Good Manufacturing Practices, or GMP, and International Organization for Standardization, or ISO, and has clearance for export from Chinese authorities.

Industry Background and Market Opportunities

The Chinese pharmaceutical and nutraceutical markets are highly fragmented, consisting of a large number of small enterprises. We believe that such fragmentation provides opportunities for consolidation and acquisitions. However, the cost for consolidation has been going up in recent years as more acquirers step into the arena, including well capitalized international pharmaceutical giants, such as Bayer, Novatis, among others. Intensified competition among an increased number of acquirers makes accretive acquisitions more and more difficult.

A factor that has an obvious impact on all pharmaceutical manufacturers in China is the fast paced evolving Chinese government healthcare policies. “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” issued by The State Council of the People’s Republic of China (“the State Council”) in April 2009, signaled the formal commencement of a major public health initiative by the Chinese government. The goal of this new policy is to provide access to basic medical care for every person in China by 2020.

In the practice of the above said healthcare reform, we witnessed increased dispensing of drugs on the Essential Drugs List (“EDL”) and of products covered by the National Medical Insurance Catalog (“NIC”). This nationwide trend has exerted a continuous and powerful pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of the profit margins of those manufacturers who make such products.

The pricing pressure on EDL or NIC products will have a positive long term impact on China if such pricing pressure can force out inefficiently run manufacturers into bankruptcies. However, the healthcare reform will risk tarnishing the benefits it has brought to the nation if the practice of relentlessly seeking low priced products actually forces quality manufacturers out of the bidding and will leave room for inferior quality products to win the bidding

The global economic challenges and uncertainties impacted our business in 2011. These challenges and uncertainties have negatively affected consumers’ demands for both pharmaceutical and nutraceutical products, which contributed to the overall decline in sales during 2011.

In addition to the on going economic challenges and uncertainties, our business was negatively impacted by incidents that occurred subsequently to 2011, including the toxic drug capsules incident in 2012. Incidents like that shook the pharmaceutical industry resulting in a decline in market demand, which could have an adverse impact on our future performance

Pharmaceutical Market

According to the statistics of China’s National Development and Reform Commission, the pharmaceutical industry in China was approximately $181 billion in 2010. China is expected to become the world’s third largest pharmaceutical market by 2012, which includes western medicine and TCM. This growth is being driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public healthcare. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted for RMB 850 billion, or $124 billion, in a three year program to make medical services and products more affordable and accessible to the whole population.

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

The Chinese Ministry of Health ("MOH") published its EDL at the end of 2009 with 307 drugs on the list, among which 102 are TCM.  We have 61 of our TCM products included in the EDL.

We believe that TCM will remain as mainstream medicines in China and will continue to grow as a result of:

●	The Chinese continued preference for TCM remedies with its roots deeply cultivated in five thousand years of history;

●	government support for modernized TCM as a key component of increasing quality of healthcare;

●	the rapidly growing over-the-counter market, in which TCM makes up more than half; and

●	lower pricing as compared to western medicine.

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

Some nutraceuticals may be registered as health foods in China and are subject to approval by the SFDA. Health foods are generally defined as products that are suitable for a specific group of people and that are able to adjust body functions while not aiming at curing a disease. These substances, however, only need to demonstrate safety rather than meet clinical endpoints for efficacy. The SFDA has a list of 27 approved health and beauty benefits that health foods may claim on their packaging or in advertisements. These direct-to-consumer advertisements typically highlight one or more of the approved benefits while focusing on some trend for healthy living.

Financial Information about Industry Segments

Since October 2008, we have two operating segments based on our major lines of businesses: manufacturing and distribution. For additional information please refer to Note 21 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our Strengths

We believe we have the following strengths, the potential of which when materialized will give us an edge in competition in the market.

●	Diverse Product Categories That Provide Operating Flexibility. Our business consists of three product categories including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products target different therapeutic areas including women’s health, nasal, bedwetting and anti-viral. Each of these competes in a market segment with differentiated regulatory, economic and general market characteristics. We believe this diversification reduces our dependence on any one market segment and enables us to adapt to evolving market conditions in China in order to optimize our business operations in a long run.

●	Well-Recognized Brand Names That Can be Leveraged for Competition with Our Competitors. We have nationally recognized brand names in China, including, Jinji, SHL, Boke and Three Happiness. We believe these brand names provide us with valuable resources for our products to compete in the market. It can also be leveraged further with product line extensions and by establishing brand families for related products. For instance, our Jinji product line enjoys brand recognition in the women’s health market. We believe we can significantly capitalize on this strength for future product introductions to treat other women’s health indications or even when we expand into other therapeutic categories.

Our Strategy

Our objective is to become a market leader for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

●	Cultivating AOBO as a Unified Mega Brand in Its Own Right, Fusing the Synergy among Our Nationally Established Individual Brands, such as, Jinji, Boke, CE, etc. Our vision is to create a unified mega brand for AOBO so that we can leverage on the brand equity we have already established to boost the credibility and the acceptance of our other products, including the image of those products that are part of the government sponsored tendering processes for EDL as well as those in the national insurance catalogs. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients, and doctors.

●	Promoting Products through Education. We intend to support and increase the sales of our products by education, such as informational seminars to cultivate an educated audience for our branded products. We will detail the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces in China through the efforts of our sales force and through educational physician conferences and seminars. We will expand our extensive direct-to-consumer advertising campaign highlighting the quality and benefits of our fast growing over-the-counter pharmaceutical products through television, newspaper and print advertisements.

●	Developing and Introducing Additional Products to Expand or Strengthen Our Existing Portfolio. We plan to focus our research and development capabilities towards expanding our existing portfolio of approved products. We have over 170 prescription and over-the-counter pharmaceutical products in our portfolio that are currently approved but have not been commercially launched. In addition, we are conducting clinical trials for new modernized products. These products, if and when successful are expected to break into new markets, or will broaden our patient acceptance because of increased credibility.

Research and Development

We believe science, technology and innovation, when managed appropriately, will be a major positive factor for our business growth. We spent $12.7 million in 2011 or 6% of the total revenues, compared to $15.4 million in 2010 and $7.9 million in 2009 on research and development. The costs of the Company-sponsored research activities related to the development of new products, improvement of existing products, and technical support of products.

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

We may also license some drug product candidates at late stage development for further development, so that the time to potential commercialization may be drastically reduced.  The goal is to launch more competitive products with a relatively short timeframe. For our long term efforts, we plan to enter major therapeutic areas, such as cancer and cardiovascular diseases.

We remain focused on our overall operation’s profitability and maintaining control of working capital. We establish collaborative projects mostly inside China, but also have some collaborative development with professional labs in the USA. Leveraging on the resources outside the Company, we believe we can significantly reduce the time and resources that would be otherwise required. We have made and expect to continue making substantial efforts in research and development activities.

Our Products

Our manufacturing business consists of three main product categories, including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. The majority of our pharmaceutical products are based on non-synthetic medicinal compounds that are extracted from different parts, such as leaves and roots, of one or more plants. All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the SFDA. Nutraceutical products, also frequently referred to as functional foods, functional beverages, dietary supplements or general nutritional supplements, are intended to promote overall health and well-being. Our nutraceutical products are generally considered general nutritional supplements and are not subject to regulatory approval by the SFDA.

We currently manufacture and sell 158 products. The following table summarizes our principal marketed pharmaceutical and nutraceutical products that comprised the majority of our revenue in the year of 2011.

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

Prescription Pharmaceutical Products

Shuanghuanglian Lyophilized Injection Powder

Our SHL Injection Powder is a prescription pharmaceutical product approved and marketed for the treatment of flu symptoms, including high fever, cough and sore throat, as well as upper respiratory infections, mild pneumonia and tonsillitis. Our SHL Injection Powder, marketed under the brand name SHL, is one of the only two formulations of SHL approved by the SFDA for intravenous injections. The approved dosage for our SHL Injection Powder is 60 mg for every kilogram of a patient’s body weight. In practice, a medical doctor will decide exactly how much SHL injection powder to use for each patient. This product consists of two plant based ingredients isolated from flowers and leaves.

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

Product safety and side effects are always a concern with TCM injection pharmaceutical products. Our SHL injection powder has not been subject to any liability claims. While we continue to conduct research to upgrade and improve the safety of the products, in 2010, HSPL where our SHL products are made had one short notice inspection by the GMP Expert Group from China SFDA, and three inspections by the provincial or municipal drug administration bureaus. We have successfully passed each of the inspections.

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

Jinji Capsule

Our Jinji Capsule is both a prescription and over-the-counter pharmaceutical product approved and marketed for the treatment of endometritis, annexitis and pelvic inflammations. This is our company’s proprietary product that has a well recognized brand name. This product consists of a combination of many parts of TCM plants, including roots, vines, flowers and stems. We source the majority of our raw materials for our Jinji product line from the Guangxi province, which we believe has a unique natural environment to cultivate high quality plants. We believe the combination of these quality ingredients, our manufacturing processes and our well-recognized brand name position our Jinji products well to compete in the marketplace. A course of treatment requires a dose of four capsules taken three times a day.

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

In early 2007 we commercially launched JinjiYimucao. We own this product as a result of the acquisition of GLP, which we completed in April 2006. We promote Jinji Yimucao through direct-to-consumer advertising, including an extensive television commercial campaign. We believe that these advertisements continue to strengthen our brand loyalty, a major driver of the historical popularity of the drug. This product is manufactured at our GLP facility in Hezhou.

Boke Nasal Spray

Our Boke nasal spray is an over-the-counter pharmaceutical product approved and marketed for the treatment of sinus congestion from common cold, stuffy nose, chronic rhinitis, allergic rhinitis and nasosinusitis. The spray is marketed under the product name of DitongBiyanshuiPenwuji (“Ditong”). Ditong is approved by the SFDA in China and marketed as a branded drug. This product consists of a combination of many parts of TCM plants, including roots, vines, flowers and stems.

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

Product Pipeline

We have our own research, development and laboratory facilities in China and a lab in USA, all of which are run by our own professional research and development team. We have also entered into joint research and development agreements with outside research institutes in China and in the United States. We intend to continue introducing new modernized products to leverage our branded market leadership position, and to develop line extensions for our existing products.

We are also exploring opportunities for acquisitions that may complement our existing product lines and leverage our significant sales and distribution capabilities.

Marketing and Sales

We focus our marketing efforts on establishing business relationships and growing our brand recognition. In 2011, we manufactured and marketed 158 products. In 2011, we made special efforts in our prescription and generic products’ market based on the changing pharmaceutical environment and we penetrated major cities and rural areas, including hospitals, clinics, pharmacies and retail stores. We continue to invest in marketing and TV advertisements. While marketing and promotional expenses for newly-launched products have impacted our short-term profitability, this is in line with our strategy of investing in new products we expect to have potential for growth in the future.

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

We maintain approximately 100 regional representative offices throughout China and employ approximately 1,600 sales and marketing professionals in major cities and extensive rural areas. Through regular meetings with physicians and hospital administrators, the organization of academic seminars and conferences, and assisting with clinical trials, our salespeople can effectively communicate the therapeutic benefits of our products to physicians and hospital administrators. Specifically, our senior personnel in the prescription sales force typically interact with the heads of a hospital administration and the persons in charge of the relevant departments to seek the inclusion of our products in the hospital’s formulary. Our middle-level and junior personnel typically meet with individual physicians to promote the therapeutic value and other features of our products.

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

Distributors and Customers

We sell part of our products to third-party distributors who resell these products to hospitals and retail pharmacies. In addition, these distributors also handle distribution logistics, warehousing and transportation. As of December 31, 2011, our national distribution network consisted of more than 320 distributors covering major cities and extensive rural areas in China. The breadth of our distribution channel allows us to target distribution points comprising hospitals, clinics, pharmacies and retail stores.

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

The distribution industry in China is fragmented with over 10,000 distributors. Due to the number of distributors, we do not rely on any one distributor for our distribution needs. We estimate that our top 10 distributors account for only approximately 12% of our total sales.

Since October 2008, through the acquisition of NuoHua, distribution of pharmaceutical products became part of our business and we now distribute pharmaceutical products throughout the Liaoning and Jilin province in China.

Manufacturing

We employ a vertically integrated operating model in order to enable us to develop, manufacture and market quality products at competitive prices. Our factories work closely with our research and development team to optimize manufacturing processes and develop commercially viable products. In addition, our factories incorporate regular feedback from our sales and marketing personnel, in order to timely and cost-effectively introduce products tailored to end-user needs.

Furthermore, most of our manufacturing operations, which are based in China, have easy access to transportation, often provide us with the convenience of low-cost operations, sufficient labor pool and close proximity to sources of some raw materials. As part of our overall strategy to lower production costs through our vertically integrated operating model, we have made substantial investments in our in-house manufacturing infrastructure to complement our research and development, product design activities, capacity improvement, and efficiency enhancement.

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

However, from a long term perspective, we believe the upgraded GMP standards will ensure better quality in the pharmaceutical products that are sold in China’s pharmaceutical markets. The new regulations apply to new manufacturing facilities effective from March 1, 2011 and the industry has a five year phase-in period to bring existing facilities in line with the revisions.

The details of our facilities are as follows:

●	Three Happiness. Our Three Happiness facility is located in Harbin, the capital of Heilongjiang Province in northeast China. It is approximately 1,532,775 square feet and manufactures both pharmaceutical and nutraceutical products. The Three Happiness facility consists of one pharmaceutical and one nutraceutical manufacturing plant, including a dedicated building for soybean peptide products.

●	HSPL. Our HSPL facility is also located in Harbin. It is approximately 532,339 square feet and manufactures our SHL Injection Powder.

●	GLP. Our GLP facility is located in He Zhou, in the Guang Xi Province in southwest China. It is approximately 1,875,287 square feet and manufactures our Jinji series of women’s health products.

●	CCXA. Our CCXA facility is located in ChangChun, the capital of Jilin Province in northeast China. It is approximately 1,357,220 square feet and manufactures a variety of generic pharmaceutical products.

●	Boke. Our Boke facility is located in NanNing, the capital of Guang Xi Province in southwest China. It is approximately 174,280 square feet and manufactures our Boke series of nasal products.

We have land use rights to the land on which our manufacturing facilities are located that are granted and allocated to us by the government. According to Chinese laws, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.

Raw Materials

Our production facilities are located in certain regions of China, usually with easy transportation access to some of the raw materials we use in manufacturing our products. We also have some farm land where medicinal herbs are grown and harvested for us, which we believe is a cost saving measure when the harvest is ready for our products. Historically, we have not had difficulty obtaining the quantity of raw materials we need from suppliers, although the general trend of price increases continue.

The increase in raw materials cost should be viewed against the macro economic conditions in China. Industry research indicates that TCM raw materials price will continue to increase. The impact of such inflation will vary depending on different products that require different TCM raw materials, even though a few TCM raw materials have seen a small percentage of price decline. We continue to take multiple approaches to reduce the risk of over reliance on certain raw materials, including entering arrangements with suppliers in China to hedge against the risk of short supply due to weather induced irregularities.

To mitigate the impact of the increasing cost and supply of raw materials, the Company entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are the Company’s major raw materials. Through these supply contracts, the Company believes that it will stabilize the supply of its major material in a long run and reduce the risk of increasing cost in future periods.

As such, in 2009 and 2010, the Company’s GLP subsidiary entered into long-term supply contracts with various third parties to grow Millettia and XSB, a major raw material of the Company, on behalf of the Company through leasing land use rights and production arrangements. Under these contracts, the Company bears the costs in relation to Millettia cultivation and in return is entitled to a supply price at fair value discounted at a pre-determined rate when delivered. The purchase commitment is unconditional and the Millettia is not expected to be harvest until after 2018 and XSB is not expected to be harvest until after 2014. The Company expects the initial supply of Millettia to occur between year nine and year eleven of the contract period as Millettia is a stem from a certain plant which requires an eight to ten-year period to mature. XSB requires a three-year period to mature and the Company expects the initial supply from year four. The contracts for Millettia expire after 30 years and the contract for XBS expire after 10 years. All contracts entitle the Company to renew with terms to be negotiated.

We have our own quality control system, and devote significant attention to quality control for the raw material extraction, product production, manufacturing, and commercialization. In particular, we have established a quality control system in accordance with SFDA regulations.

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

To a large extent, we rely on such State Protection law to protect our intellectual property rights with respect to some of our products. As of March 12, 2012, we owned a total of 53 patents and the number of patents in the process of application is 37; and have registered a total of 272 trademarks and the number of trademarks in the process of application is 51.The Company has the following invention patents related to material products:

Application No./Patent No.	Product Covered	Purpose	Expiration Date
00103392.1	Soybean Peptides	the equipment and method of producing small molecular peptides from protein separated from soybean	3/01/2020
200410043925.0	SHL	the production method of injection powder	10/11/2024
200510055523.7	Jinji Capsule	a drug for treatment of pelvic inflammatory disease and its production method	3/16/2025
200510010531.X	CE Gel	a method for quality control of the production of WenGuanGuoZiRen cream	11/11/2025
200610009619.4	CE Patch	a method for the extraction of effective portion of WenGuanGuoZiRen	1/12/2026
144459.0	CE Patch	the extraction of WenGuanGuoZiRen, its method of extraction and usage	1/12/2026

 In addition, the Company has the following external design patents for packaging designs related to our key products:

Application No.	Purpose	Expiration Date
200630157478.1	packaging box for CE Patch	12/4/2016
200630157477.7	packaging box for CE Capsule	12/4/2016
200630157479.6	packaging box for SHL Injection Powder	12/4/2016
200730145294.8	packaging box for JinjiYimucao	4/30/2017
200830113220.0	packing box for Ditong rhinitis Spray	9/05/2018

For the years ended December 31, 2011, 2010 and 2009, the Company conducted annual impairment tests to determine if recorded amounts for these assets all active, being used in production of products or would be utilized in future production. The assessment also included an evaluation of the ongoing cash flows from these assets. In performing such analysis as of December 31, 2011, the Company identified certain product licenses, trademarks and patents that would no longer be used due to change in product lines, customer acceptance or expiration of the underlying right. As such, the Company determined that $6,928,064 of such items had been impaired or abandoned during the year ended December 31, 2011. The Company believes the remaining licenses, trademarks, and patents still have value and will continue to be used in ongoing operations.

Competition

We believe that competition and leadership in our industry are based on managerial and technological expertise, and the ability to identify and exploit commercially viable products in a long run. Other factors affecting our competitive position include time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing.

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

Employees

We had 3,789 employees as of December 31, 2011. 1,399 of these employees are principally engaged in manufacturing and services activities, 1,667 in sales and marketing, 121 in research and development and 602 in management and administration. We continue to monitor our headcount and may add additional employees for sales and marketing, research and development, customer service and manufacturing and assembly as our business grows. In general, we consider our relationship with our employees to be good.

Insurance

We currently carry insurance policies which are customary for enterprises in China providing for total coverage of approximately $41.8 million. We have property coverage of approximately $22.5 million, motor vehicle coverage of approximately $1.1 million and employee health and accident coverage of approximately $3.2 million. We also maintain Director and Officer Insurance coverage of $15 million. We paid aggregate insurance premiums of $491.623 in 2011.

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

In February 2003, we acquired the rights to a soybean protein peptide biochemical engineering project, which provided us with the rights to manufacture and commercialize our Soy Peptide Series of nutraceutical products. Also, since the share exchange in 2002, we acquired seven  companies in China. In November 2004, we acquired HSPL, which manufactures and commercializes our SHL Injection Powder. In April 2006, we acquired GLP, which manufactures and commercializes our Jinji series. In July 2006, we acquired HQPL, a pharmaceutical distributor that owns a license to distribute pharmaceutical products in China. In August 2007, we acquired CCXA, which manufactures and commercializes a board range of generic pharmaceutical products. In October 2007, we acquired BOKE, which manufactures and commercializes our Boke series of nasal products. In October 2008, we acquired NuoHua, a pharmaceutical wholesale and retail distribution company, and Guang Xi Hui Ke Pharmaceutical Research and Development Co., Ltd. (“GHK”), a company engaged in pharmaceutical research and product development leading to SFDA approval to expedient product launches in China.

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

On March 16, 2012, concurrent with the Company’s 8-K announcing audit committee investigation into matters identified by the auditor Ernst & Young Hua Ming, the Company’s stock was suspended in trading by NYSE. On April 16, 2012, the New York Stock Exchange (“NYSE”) filed a form of 25NSE with SEC to announce official delisting the Company’s common stock. As a result of the delisting the Company’s common stock started to be quoted on the Pink Sheet on May 29, 2012.

Regulations of Our Industry --the Pharmaceutical Industry

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

Price Controls. The retail prices of prescription and over-the-counter medicines that are included on essential drug list (the “EDL”) and in the national medicine catalog are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings. The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine. From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control. Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards. The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list. For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province. Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated.

For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

The controversial Anhui Model, while its pros and cons are still subject to debate, as we interpret it from what we have observed, has created a tendency of government tendering process favoring low cost at the expense of quality at least in some provinces, including Anhui. The prevalence of this tendency has forced out some well-established manufacturers, such as The Buchang Group, (see report on November 1, 2011 from www.meinet.com.cn) from participation in bidding, as the winning bid demands a price below cost. Also in above cited report, Yu Mingde, the president of China Pharmaceutical Enterprise Management Society, was reportedly said that “Tong Ren Tang was forced out of bidding in certain regions” because of below cost pricing.”Facing the challenges between the profit margin squeeze and revenue growth, we have adopted and will continue to adopt a stance that gives more priority to profitability. Notwithstanding our effort, we cannot assure you of profitable operations if the Anhui Model contuses its abusive practice in the government tendering process.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the risks listed below. Additional risks and uncertainties not presently foreseeable to us, when materialized, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in the shares of our common stock.

Risks Related to Our Business and Industry

A majority of our sales revenue is derived from six of our products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these six products could materially and adversely affect our financial condition and results of operations.

Our top six products, namely, Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, CE Gel, Jinji Capsule, Jinji Yimucao, Soybean Peptide Tablets and Boke Nose Spray, constituted approximately 63% of our total revenues in 2011 and 59% of our total revenues in 2010. We expect that these six products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

We have witnessed a tendency of pricing pressure on EDL drugs, and those covered by NIC to such an extent as to threaten profitable pricing induced by certain business models, especially the controversial Anhui Model, and the lower priced EDL drugs and NIC drugs may lure away customers or patients that may otherwise buy more expensive branded drugs. If this tendency is wide spread, it can curtail the scale of our manufacture and finally eat into our sales growth and profit margin.

We depend on our key management personnel and the loss of their services could adversely affect our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We place substantial reliance upon the efforts and abilities of our executive officers, including Tony Liu, Yanchun Li, and Jun Min. The loss of services of any of these individuals or one or more other members of our senior management could delay or prevent the successful execution of our business objectives and could have a material adverse effect on our operations.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. To this end, we expect to continue to increase our employee headcount which will place a strain on our management and on our operational, accounting, and information systems when necessary. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations.

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

We operate in a highly regulated industry and our business may be significantly affected by the changes in government policies that do not favorable to the pharmaceuticals industry

The pharmaceutical industry is highly regulated in the China and there have been several reforms in the healthcare policies in the recent years, including the price control polices on the retail prices of prescription and over-the-counter medicines as well as the National Medical Insurance Program. Such policies might not be favorable to our business and our revenue might be significantly affected by further changes in the future period.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors, on committees of our Board of Directors or as executive officers.

As a public company, we are required to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements resulted in increased compliance costs and will continue to require additional management resources. We upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting we could incur significant costs to become compliant.

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

We have identified a deficiency as of December 31, 2011 that constituted a material weakness. We cannot assure you that we will not identify additional control deficiencies that may constitute significant deficiencies or material weaknesses in our control internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management item, from other activities.

Although we remediated the material weakness for 2011, if we fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

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

On February 12, 2011, SFDA promulgated the more stringent new Good Manufacturing Practice standards, or GMP standards. The new standards are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to GMP standards has greatly raised the bar for quality control, documentation, and overall manufacturing processes. The new regulations apply to new manufacturing facilities effective from March 1, 2011 and the industry has a five-year grace period to bring existing facilities in line with the revisions.

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

Even though, from a long term perspective, we believe the upgraded GMP standards will ensure better qualities in the pharmaceutical products that are sold in China’s pharmaceutical markets, in the short run compliance with the new GMP standards could have a material adverse effect on our business operations, financial condition and results of operations with the significant increase for such compliance.

There could be changes in government regulations toward the pharmaceutical and nutraceutical industries that may adversely affect our business.

The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. Additionally, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our products becomes prohibited, this change would cease the manufacture of that product. The China National Development and Reform Commission, or CNDRC, has recently implemented price adjustments on many marketed pharmaceutical products. We have no control over such governmental policies, which may impact the pricing and profitability of our products.

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

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions, and prior approval from the SAFE or its relevant branches must be sought. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Our wholly owned subsidiaries, Three Happiness, HSPL, GLP, HQPL, CCXA, BOKE, NuoHua and GHK are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

There have been recent incidents in which patients have experienced severe adverse reactions following the use of pharmaceutical products manufactured in China and the poison capsule scandal.

There have been recent incidents reported in the Chinese media of a significant number of patients experiencing severe adverse health consequences following their use of pharmaceutical products manufactured by certain pharmaceutical companies in China. A number of patients have become ill and a number of fatalities have been reported. In addition, there have been incidents reported in China of the poison capsule scandal in 2012, which have shaken the pharmaceutical industry and negatively impact the market demand. In April 2012, the outbreak of poison capsule scandal was resulted with several capsules recall from a handful of pharmaceutical companies. Although our products did not directly related to the poison capsule scandal and we have been inspected and passed for the safety requirement, the scandal created a huge impact to the pharmaceutical industry as a whole, which shaken the consumers’ confident and result with a significant decrease in market demand. Our sales are vulnerable to the decrease in the overall market demand, for which our sales may be significantly affected in the future period.

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

The decrease in our common stock price might negatively affect the support and confident from our business partners, governmental agencies and employees.

In recent period, especially starting from the second half of 2011, financial scandals and market crisis have been focus and negatively impact most China based companies that are listed in the US capital market. We were adversely impacted during this crisis with a result of significantly decrease in our stock price and market capital as well as delisting from the major stock exchange. The decrease of our common stock price and the negative news may significantly affect our business relationship with our partners, governmental agencies and our management teams, which would ultimately affect their support to our company.

Some of our existing shareholders can exert control over us and may not make decisions that are in the best interest of all the shareholders.

  Our officers, directors and holders of more than five percent of our outstanding shares of common stock, together control approximately 45.8% of the voting power of our stock, of which approximately 39.1% is controlled by Tony Liu, our Chairman and Chief Executive Officer. In particular, Mr. Liu owns 1,000,000 shares of Series A preferred stock, which shares by their terms have aggregate voting power equal to 25.0% of the combined voting power of our common and preferred stock. Moreover, this voting power cannot be diluted or reduced by the issuance of additional shares of common stock, meaning that the holder or holders of our Series A preferred stock will always possess 25.0% of the aggregate voting power of our common and preferred stock. As a result, Mr. Liu, or these shareholders acting together, will be able to exert a significant degree of influence over our management and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all shareholders. In addition, the interests of our officers, directors and principal shareholders may not always coincide with our interests or the interests of other shareholders and, accordingly, these control persons could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We did not receive any material comments from the SEC staff more than 180 days before the end of 2011 regarding our periodic or current reports that remained unresolved at the date hereof.

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

We also invested and purchased land and properties in Beijing Economic-Technological Development Area during 2008. The size of land is 551,713 sq. feet with land use right expiring in year 2054. We utilize the facilities as our multi-functional headquarters for purposes including administration, research and development, convention and training.

During 2011, we acquired a TCM raw material trading center in Northeast China approved by the China’s SFDA and a building from the purchase of Liaoning Baicao. The sizes of the buildingsare141,771 sq. feet and 9,881 sq. feet, respectively.

In addition to the above, we own a 2,637 square feet office in Hong Kong and 63,942 square feet office in Harbin. We lease approximately 100 sales representative offices throughout China and we lease offices in Shenzhen and New Jersey.

All leases are for a term of one year and are renewable.

ITEM 3. LEGAL PROCEEDINGS

On June 23, 2010, Haining Zhang asserted breach of contract, fraudulent dealing, and breach of fiduciary duty claims against the Company and its Chief Executive Officer, Shu Jun Liu (together "Defendants"). Zhang's claims arose out of an alleged 2003 investment banking advisory and consultant agreement, whereby Zhang allegedly arranged for the Company to receive an equity line of credit and was allegedly given the exclusive right to arrange financing transactions for the Company for a period of one year. Zhang sought damages for allegedly unpaid financing commission and advisory compensation in the amount of $2,410,000, plus interest and expenses. On September 12, 2011, the Court granted a motion by Defendants to dismiss Zhang's claims as either barred by the applicable statute of limitations or as failing to state a claim. Judgment was entered in Defendants' favor on September 15, 2011. On June 6, 2012, the Court denied a motion by Zhang to alter or amend the Court's September 12, 2011 Order dismissing his case. Zhang has since appealed the District Court's dismissal of his claims to the Second Circuit Court of Appeals. Zhang filed his appellate brief on July 16, 2012, and Defendants filed their answering brief on October 17, 2012. Zhang did not file an optional reply brief on his appeal. No date for oral argument has yet been scheduled. Although there is no way to predict with certainty whether the Court of Appeals will overturn or affirm the District Court's dismissal of Zhang's claims, we believe the Court of Appeals is likely to affirm.

On June 22, 2012, a complaint, 12 cv 5476, was filed in the Federal District Court for the Central District of California by Kevin McGee against the Company and certain of its current and former officers and directors. On July 5, 2012, a second complaint, 12 cv 05789, was filed by Michael Kane against a similar group of defendants. The complaints, brought as putative class actions on behalf of all persons other than the Defendants who purchased the common stock of the Company between September 27, 2010 and June 15, 2012, were virtually identical and were based entirely on supposed "inconsistencies" raised by the Company's then auditors and the subsequent termination of those auditors by the Company. The complaints alleged violations of Sections 10 (b) and 20 (a) of the Exchange Act of 1934 and rules promulgated thereunder. On October 16, 2012, the court granted the motion of Richard Deutner and Rent EDV Dienstleistungs GmbH for appointment as lead Plaintiff and, thereafter, ordered that the amended consolidated complaint be filed no later than November 19, 2012. On that date, Plaintiff filed and served an amended consolidated complaint, which repeated the allegations set forth in the original complaint and added allegations to the effect that the Company's restatement of its financial statements evidenced allegedly knowing and intentional misstatements of material facts in the Company's public filings. The Company and two former and one current director have been served with the amended consolidated complaint. Responses are due December 19, 2012. In accordance with the schedule set by the Court, the served Defendants, including the Company, served and filed a motion seeking dismissal of the amended consolidated complaint in the action. The motion seeks dismissal of all causes of action. The Company denies the allegations. No prediction can be made, however, as to the final outcome of the matter.

There is no known other legal proceedings against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed for trading on the New York Stock Exchange, or NYSE, under the ticker symbol “AOB” from December 18, 2006 until May 29, 2012. On April 16, 2012, The NYSE filed a form of 25NSE with SEC to announce official delisting the Company’s common stock. Prior to that delisting, the Company made an effort to regain its compliance of the listing requirements, including a 1 for 2 reverse split of the common stock, in order to raise the stock price above the minimum maintenance price stipulated by NYSE.

On March 16, 2012 concurrent with the Company’s 8-K announcing audit committee investigation into matters identified by the then auditor Ernst & Young Hua Ming, the Company’s stock was suspended in trading by NYSE. The suspension remained in force until the official delisting on May 29, 2012. As a result the Company’s common stock commenced quotation on the Pink Sheet on May 29, 2012.

The following table shows the high and low closing sales price for our common stock reported by the NYSE from January 1, 2010 to until May 29, 2012.

Year	Period	High ($)	Low ($)
2010	First Quarter	9.66	8.06
	Second Quarter	8.48	5.04
	Third Quarter	5.22	4.34
	Fourth Quarter	5.98	4.36

2011	First Quarter	5.12	2.98
	Second Quarter	3.80	2.12
	Third Quarter	2.58	1.20
	Fourth Quarter	1.86	1.00

2012	First Quarter *	1.86	1.11
	Second Quarter(April – May 29)	1.53	0.58

* On February 24, 2012, we effected a 2 for 1 reverse stock split of our issued and outstanding shares of common stock.

Stockholders and Dividends

As of March 12, 2012, there were approximately360 record holders of our common stock.

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

Issuances of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,810,302	$15.70	689,698
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,810,302	$15.70	689,698

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Oriental Bioengineering, the NYSE Composite Index and a Peer Group

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
American Oriental Bioengineering	100.00	94.94	58.18	39.84	20.56	4.80
NYSE Market Index	100.00	109.12	66.40	85.37	97.00	93.41
Peer Group	100.00	96.56	76.75	95.73	100.28	113.81

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Equity Repurchases

On March 20, 2011, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s outstanding common stock over the next two years in the open market, in privately negotiated transactions, block trades and accelerated stock repurchase transactions or otherwise, as determined by the Company and funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company entered into a share buyback program and engaged a financial institution to act as a broker on behalf of the Company to repurchase common stock based on a predetermined quantity and price range (“Share Buyback Program”).

Any common stock repurchased by the Company became part of its treasury stock which will be shown as a separate item in the consolidated statements of changes in shareholders’ equity. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements.

As of December 31, 2011, the Company had repurchased 224,582 shares of its common stock at a total cost of $799,999 pursuant to this Share Buyback Program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1 – December 30*	-	$-	-	-

_______________

* There were no purchases of equity securities by the Company during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

The selected financial information for the year ended December 31, 2011 reflects the acquisition of Liaoning Baicao on December 28, 2011. The selected financial information for the year ended December 31, 2008 reflects the acquisition of NuoHua on October 18, 2008 and the acquisition of GHK on October 20, 2008. The selected financial information for the year ended December 31, 2007 reflects the acquisition of CCXA on September 6, 2007 and the acquisition of Boke on October 18, 2007.

Five Year Financial Summary

	Year Ended December 31,
	2011	2010	2009	2008	2007

Statement of Operations Data:
Revenues	$212,690,388	$305,944,085	$296,150,780	$264,643,058	$160,482,383
Cost of sales	112,939,705	148,186,531	129,367,775	91,031,274	49,364,486

GROSS PROFIT	99,750,683	157,757,554	166,783,005	173,611,784	111,117,897
Selling, general and administrative expenses	51,351,940	66,439,702	62,164,936	57,849,286	33,631,194
Advertising costs	14,910,983	38,920,905	31,896,992	34,102,538	22,865,903
Research and development costs	12,658,085	15,365,131	7,922,357	1,528,991	870,219
Depreciation and amortization	7,495,051	6,662,237	6,038,625	4,383,215	1,989,425
Provision for doubtful accounts	15,624,998	–	–	–	–
Impairment of Property, plant and equipment	733,688	–	–	–	–
Impairment of acquired intangible assets	6,928,064	–	–	–	–
Impairment of goodwill	33,164,121	–	–	–	–
Purchased in-process research and development	–	–	–	12,255,248	–
(LOSS) INCOME FROM OPERATIONS	(43,116,247)	30,369,579	58,760,095	63,492,506	51,761,156

Impairment of investment-AXN	(11,937,037)	–	–	–	–
Loss on disposal of NuoHua Affiliate	(8,447,368)	(1,083,637)	–	–	–
Gain on extinguishment of convertible notes	3,242,389	–	–	–	–
Equity in earnings (losses) from equity method investments	(1,254,973)	213,177	2,075,139	(1,132,986)	23,711
Interest expense, net	(6,610,001)	(5,900,055)	(5,746,382)	(2,571,015)	617,524
Other income (expenses), net	266,942	(204,736)	(569,661)	(65,843)	(525,065)
(LOSS) INCOME BEFORE INCOME TAX	(67,856,295)	23,394,328	54,519,191	59,722,662	51,877,326
Provision for income taxes	635,053	9,335,338	13,216,986	12,635,472	8,011,248
NET (LOSS) INCOME	(68,491,348)	14,058,990	41,302,205	47,087,190	43,866,078
Net loss(income) attributable to non-controlling interest	1,041,420	27,937	118,945	(27,575)	–
NET(LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(67,449,928)	$14,086,927	$41,421,150	$47,059,615	$43,866,078
(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.80)	$0.38	$1.11	$1.24	$1.26
Diluted	$(1.80)	$0.37	$1.06	$1.22	$1.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,416,241	37,405,008	37,306,301	38,252,018	34,935,388
Diluted	37,416,241	37,862,413	44,643,310	41,127,093	35,682,122

	December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:
Cash and cash equivalents	$52,627,928	$94,568,520	$91,126,486	$68,060,769	$166,410,075
Working capital	36,131,157	200,551,904	130,943,266	87,082,705	180,536,568
Total assets	564,981,057	610,223,146	576,481,765	528,675,732	358,351,088
Total debt (including current maturities of debt)	116,440,026	123,235,826	129,581,008	126,266,215	9,999,524
Total Shareholders’ equity	$381,698,314	$428,068,163	$394,522,604	$348,944,446	$313,778,571

	Year Ended December 31
	2011	2010	2009	2008	2007
Cash Flow Data:
Net cash provided by operating activities	$29,955,718	$8,211,516	$27,567,718	$74,809,867	$45,364,532
Net cash (used in) provided by investing activities	(71,948,735)	(6,341,048)	(6,755,728)	(257,374,093)	(69,845,702)
Net cash (used in) provided by financing activities	$(4,261,856)	$(3,870,079)	$1,806,991	$78,372,423	$96,833,706

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

BUSINESS OVERVIEW

The global economic challenges and uncertainties had shown an impact on our business in 2011. These challenges and uncertainties had negatively affected consumers’ demands for both pharmaceutical and nutraceutical products, which contributed to the overall decline in sales of our manufacturing segments.

In addition, the establishment of price controls over prescription and over-the-counter medicines negatively impacted our business in 2011. There were two price adjustments by the Price Control Office in 2011 that lowered certain prices of prescription and over-the-counter medicines. As a result, we lost our ability to compete effectively due to the pricing adjustments, particularly when we entered the state-owned hospitals’ purchase of medicine tendering process. As a result, sales in our manufacturing segments fell sharply.

The continuous increase in cost of raw material also impacted our business as the gross profit declined during 2011. Although our sales in the nutraceutical products declined during 2011, the cost of sales increased as the price of raw material increased.

In addition to the ongoing economic challenges and uncertainties, our business was negatively impacted by incidents that occurred subsequent to 2011, including the toxic drug capsules in 2012. Incidents like the toxic drug capsules incident that occurred shook the pharmaceutical industry and resulted in a decline in market demands. Although we are not directly involved in the scandal and we have been inspected and passed for the safety requirement, our subsequent sales have been impacted significantly due to the loss of confidence from the consumers to the regard of the pharmaceutical products and huge decline in market demand. All these challenges, uncertainties and incidents would have an adverse impact on our future performance.

We are taking actions to mitigate the impact of these economic conditions, including: 1) focus on our well-recognized brand names, including AOBO and our Jinji products; 2) diversify our products through products line extension; 3) develop and introduce new products.

To mitigate the impact of the increasing cost and supply of the raw material, we entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are our major raw material. We bear the cultivation cost for these raw materials, including leasing the land use rights. In return, we are entitled to purchase the raw material at a pre-determined discounted price. Through these supply contracts, we believe that we can stabilize the supply of our major raw materials in the long run and reduce the risk of increasing costs in future periods. We will continue to leverage our resources to improve our margin as well as stabilize our cost and supply of raw material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our amended Annual Report on Form 10-K for the year ended December 31, 2011.

Estimates affecting accounts receivable, inventories, property, plant and equipment and intangible assets,

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts and notes receivable and inventories.

At December 31, 2011, we provided a $15,624,988 of reserve against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at December 31, 2011 was based on the aged nature of these accounts receivable. In making its judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2011, we provided an allowance against its inventories amounting to $624,516. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

At December 31, 2011, we provided an impairment loss on property, plant and equipment for the amount of $733,688. We estimated that the fair value of the Company’s property, plant and equipment using the future cash flow expected to be generated and determined the difference between the carrying value and carrying value as an impairment loss.

At December 31, 2011, an impairment loss of acquired intangible assets amounting to $6,928,064 was provided. We performed an impairment of our intellectual properties in patent by comparing fair values based on a discounted cash flows model to the carrying values. We determined that the carrying value exceeded the fair value and an impairment loss was provided.

While we currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable and notes receivable.

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

We conducted an impairment test as of December 31, 2011 and an impairment loss, amounting to $33,164,121 was recorded. We believed that recent decrease in sales in 2011 and the negative changes in the pharmaceutical market with governmental influence over the retail price of prescription and OTC medicines have adversely affect our estimation over the future cash flows expected to be generated by the reporting units. As of December 31, 2011, goodwill is nil after the impairment loss.

Investment in equity method investment

We account for our equity investment in accordance to FASB ASC 323, “Investments–Equity Method and Joint Ventures”. Under FASB ASC 323, the equity method of accounting is used for investments in entities in which we have the ability to exercise significant influence but does not own a majority equity interest or otherwise control. Under the equity method, we initially records our investment at cost and adjusts the carrying amount of the investment to recognize our proportionate share of each equity investee’s net income or loss into consolidated statements of income after the date of acquisition.

We monitor our investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information. We performed an impairment assessment by comparing fair value of the investment based on a discounted cash flows model to the carrying value.

The Company considered AXN’s declining stock price, as well as other information found in the public filings of AXN, and various internet articles and websites, as indications that the decline in the value of AXN was other than temporary and accordingly performed an asset impairment test at December 31, 2011. Such factors as AXN’s write off of its Goodwill and a “going concern” paragraph in its most recent audit report were two of the factors. The Company considered the market value of the publically traded stock of AXN, as well as adjusting the carrying value of the investment for the step up in value of the net assets and goodwill recognized upon the original investment, as indicators of the current value of the investment. After considering these methodologies the Company estimated the value of its equity investment in AXN to be $5,708,329, and recognized an impairment of $11,937,037in the equity investment for the year ending December 31, 2011.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2011, the Company recorded an accrued tax of approximately $8,849,004, which is mainly related to deemed interest income on non-trade intercompany transactions.

Our accounting policy for interest and penalties related to an uncertain position, if any when required, is classified as part of interest expenses and other expenses, respectively.

Newly Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU No. 2011-04 effective January 1, 2012 and it is not expected to affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 effective January 1, 2012 and it is not expected to affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FINANCIAL STATEMENT PRESENTATION

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010

Revenues	$212,690,388	$305,944,085	100%	100%
Cost of sales	112,939,705	148,186,531	53	48
GROSS PROFIT	99,750,683	157,757,554	47	52

Selling, general and administrative expenses	51,351,940	66,439,702	24	22
Advertising costs	14,910,983	38,920,905	7	13
Research and development costs	12,658,085	15,365,131	6	5
Depreciation and amortization	7,495,051	6,662,237	4	2
Provision for doubtful accounts	15,624,998	–	7	–
Impairment of property, plant and equipment	733,688	–	–	–
Impairment of acquired intangible assets	6,928,064	–	3	–
Impairment of goodwill	33,164,121	–	16	–
Total operating expenses	142,866,930	127,387,975	67	42

INCOME(LOSS)FROM OPERATIONS	(43,116,247)	30,369,579	(20)	10

Impairment of investment-AXN	(11,937,037)	–	(6)	–
Loss on disposal of Nuo Hua Affiliate	(8,447,368)	(1,083,637)	(4)	–
Gain on extinguishment of convertible notes	3,242,389	–	2	–
Equity in earnings (losses) from equity method investments	(1,254,973)	213,177	(1)	–
Interest expense, net	(6,610,001)	(5,900,055)	(3)	(2)
Other income (expenses), net	266,942	(204,736)	–	–
(LOSS) INCOME BEFORE INCOME TAX	(67,856,295)	23,394,328	(32)	8
Provision for income taxes	635,053	9,335,338	–	3
NET (LOSS) INCOME	(68,491,348)	14,058,990	(32)	5
Net loss (income) attributable to non-controlling interest	1,041,420	27,937	–	–

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(67,449,928)	$14,086,927	(32)%	5%

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.80)	$0.38
Diluted	$(1.80)	$0.37

Revenues

Revenues for 2011 were $212,690,388, a decrease of $93,253,697, or 30% compared to revenues for 2010.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$159,024,681	$250,131,594	$(91,106,913)	(36)%
Revenue from nutraceutical products	37,757,118	41,020,289	(3,263,171)	(8)%
Total manufacturing revenue	196,781,799	291,151,883	(94,370,084)	(32)%
Distribution revenue	15,908,589	14,792,202	1,116,387	8%
Total revenues	$212,690,388	$305,944,085	$(93,253,697)	(30)%

Revenue in connection with our pharmaceutical products decreased by $91,106,913, or 36%, as compared to 2010 primarily due to the following factors:

•	sales from our prescription pharmaceutical products decreased from $129,218,968 for 2010 to $98,463,901 for 2011, or a 24% decrease. The decrease was primarily due to the decrease in sales from SHL powder and CCXA’s generic pharmaceutical products and partially offset by the increase in sales from our prescription formulated Jinji capsule; and

•	sales from our OTC pharmaceutical products decreased from $120,912,626 for 2010 to $60,560,780 for 2011, or a 50% decrease. This was mainly due to the decreased sales volume of GLP’s generic OTC drugs, which was affected by the downturn of the economic climate in the pharmaceutical industry. Our revenue from OTC drugs in 2010 was partly due to the positive effect from our TV advertisements. In 2011, we decreased our advertisement cost to around $14 million or 61% of 2010 and the TV advertisements were not as effective as in 2010. The decrease in retail price of our OTC drugs in 2011 affected by the price control policy and impacted the profit margin of our distributors, which leaded to a loss of motivation from them to sale our products and resulted with a decline of sales of our OTC drugs.

•	The recent price control over the prescription and OTC medicines affect our sales volume in 2011 where our products lost the ability to compete effectively with our competitors and resulted with a significant decrease in sales when comparing to 2010.

We decreased the manufacturing of certain generic drugs since the TCM raw material price for these drugs has continued to increase during this year. Accordingly, we shifted the products mix toward higher-margin products from lower margin products to minimize the impact from the increased cost of certain raw materials and the continuing government price cut on certain products.

Revenue in connection with our nutraceutical products decreased by $3,263,171 or 8% compared to 2010. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and partially offset by the increase in sales from our Soy Peptide drinks which we launched commercially in late 2009. We decreased the advertising for certain old nutraceutical products and focused on new products to achieve optimum efficiency while maintaining strict advertising cost control.

The distribution revenue from NuoHua's majority owned subsidiary increased by $1,116,387 or 8%, to $15,908,589. This increase was mainly attributed to NuoHua's expanding market coverage.

Cost of Sales and Gross Profit

Cost of sales was $112,939,705 in 2011, compared to $148,186,531 in 2010. Cost of sales by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Pharmaceutical products	$76,874,785	$113,090,019	$(36,215,234)	(32)%
Nutraceutical products	20,969,014	20,756,967	212,047	1%
Total manufacturing cost	97,843,799	133,846,986	(36,003,187)	(27)%
Distribution cost	15,095,906	14,339,545	756,361	5%
Total cost	$112,939,705	$148,186,531	$(35,246,826)	(24)%

Gross profit decreased by $58,006,871 or 37% for 2011 compared to the 2010. Gross profit as a percentage of revenues decreased from 52% in 2010 to 47% in 2011 mainly due to the new levied urban construction and maintenance tax and educational surcharge. The decrease of sales and continuously increase of the purchase price of raw materials also attributed to the decrease of gross profit.

From December of 2010, the urban construction and maintenance tax and educational surcharge were levied on foreign investment enterprises and foreign enterprises that previously enjoyed the exemption. We recognized the urban construction and maintenance tax and educational surcharge in cost of sales. As a result of the regulation change, our gross margin for 2011 was affected by approximately 2%.

We continued our efforts to manage the margin pressure although the increased purchase prices of certain raw materials increased the cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, decreased from $66,439,702 in 2010 to $51,351,940 in 2011, representing a 23% decrease. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Promotional materials and fees	$11,289,093	$23,507,944	$(12,218,851)	(52)%
Payroll	12,961,235	12,820,709	140,526	1%
Shipping	3,686,959	5,682,503	(1,995,544)	(35)%
Trips and traveling	4,296,399	4,236,108	60,291	1%
Professional fees	3,060,406	3,483,684	(423,278)	(12)%
Staff welfare and insurance	3,833,170	3,012,736	820,434	27%
Stock based compensation	3,216,714	3,124,188	92,526	3%
Miscellaneous	9,007,964	10,571,830	(1,563,866)	(15)%
TOTAL	$51,351,940	$66,439,702	$(15,087,762)	(23)%

The decrease in selling, general and administrative expenses for 2011 compared to 2010 was primarily due to the following factors:

●	the decrease of promotional materials and fees by $12,218,851, or 52%, as compared to 2010. This was primarily due to the reduction of our promotional activities in relation to SHL powder and generic prescription and OTC drugs;

●	the decrease of shipping costs by $1,995,544, or 35%, as compared to 2010. This was primarily due to the reduction of sales volume of our products; and

●	the decrease in selling, general and administrative expenses was partially offset by the increase of staff welfare and insurance expenses by $820,434, which was mainly due to the increase of our staff welfare and insurance coverage and level as required by Chinese labor law.

Advertising Costs

Advertising costs decreased by $24,009,922, or 62%, from $38,920,905 in 2010 to $14,910,983 in 2011. Advertising costs as a percentage of revenue decreased from 13% for 2010 to 7% for 2011.

We decreased the advertising costs related to some of our OTC generic drugs in 2011. We continued to invest in advertising to create a unified megabrand for AOBO so that we can leverage on the establishment of all our individual brands to increase brand awareness and market shares.

Research and Development Costs

Research and development costs decreased by $2,707,046 from $15,365,131 for 2010 to $12,658,085 in 2011. Expressed as a percentage of revenue, research and development costs were 6% and 5% for 2011 and 2010, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $832,814, or 13%, in 2011 as compared to 2010. This was mainly due to the increase of the property, plant and equipment during the second half of 2011.

Provision for doubtful accounts

Provision for doubtful accounts increased to $15,624,998 in 2011 from nil in 2010. The increase was mainly due to the current market condition, which we assessed might significantly deteriorate our customers’ ability to continue to pay their outstanding invoices on a timely basis.

Impairment of acquired intangible assets

Impairment of acquired intangible assets increased from nil in 2010 to $6,928,064 in 2011. This was mainly due to our changes of estimates of the fair value of our intellectual properties in patent, which the expected future cash flow generated from these patents would significantly decrease. We estimated that the fair value of our intangible assets exceeds the carrying value as of December 31, 2011 and an impairment loss of $6,928,064 was recognized in 2011.

Impairment of goodwill

Impairment of goodwill increased from nil in 2010 to $33,164,121 in 2011. With the recent decrease in sales in 2011 and the negative changes in the pharmaceutical market with governmental influence over the retail price of prescription and OTC medicines, we expected that there would be a continuous decline in sales subsequently and the future cash flows expected to be generated by the reporting units were significantly decreased. The continuous increase in cost, including retail price of raw material and labor cost also affected our estimation for cash flow generated in future period. As a result, we impaired the recorded goodwill as of December 31, 2011 from $33,164,121 as of December 31, 2010.

Impairment of property, plant and equipment

Impairment of property, plant and equipment increased from nil in 2010 to $733,688 in 2011. The decrease was mainly due to the fair value estimation of assets in our Three Happiness subsidiary, where one of the production lines was no longer expected to generate significant cash flow in the future. We impaired the assets with $733,688 impairment loss in 2011.

Impairment of equity method investment - AXN

Impairment of equity method investment –AXN was $11,937,037 in 2011, compared to nil in 2010. The Company considered AXN’s declining stock price, as well as other information found in the public filings of AXN, and various internet articles and websites, as indications that the decline in the value of AXN was other than temporary and accordingly performed an asset impairment test at December 31, 2011. Such factors as AXN’s write off of its Goodwill and a “going concern” paragraph in its most recent audit report were two of the factors. The Company considered the market value of the publically traded stock of AXN, as well as adjusting the carrying value of the investment for the step up in value of the net assets and goodwill recognized upon the original investment, as indicators of the current value of the investment. After considering these methodologies the Company estimated the value of its equity investment in AXN to be $5,708,329, and recognized an impairment of $11,937,037 in the equity investment for the year ending December 31, 2011.

Gain on extinguishment of convertible notes

During 2011, the Company repurchased a total $6,500,000 in principal amount of our convertible Notes for $3,160,004. A gain of debt extinguishment of $3,242,389 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. For additional information, see “Item 1. Financial Statements – Note 15. Debt”.

Equity in Earnings (Losses) from Equity Method Investments

Equity in earnings(losses) from equity method investments decreased from a gain of $213,177 in 2010 to a loss of $1,254,973 in 2011. The increased loss was mainly due to the recognition of the share of equity losses from investment in AXN. On October 18, 2010, the NuoHua Affiliate was disposed to an unrelated third party; as a result, the Company was no longer entitled to recognize its equity earnings from the NuoHua Affiliate.

Interest Expense, Net

Net interest expense was $6,610,001 for 2011 compared to net interest expense of $5,900,055 for 2010. The increase was mainly due to the increase proceeds from short-term loans in 2011 as compared to 2010.

Income Tax

The Company’s effective tax rate for 2011 was 1%, compared to 40% in 2010. For additional information, see “Item 1. Financial Statements – Note 22. Income Tax”.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009

Revenues	$305,944,085	$296,150,780	100%	100%
Cost of sales	148,186,531	129,367,775	48	44
GROSS PROFIT	157,757,554	166,783,005	52	56

Selling, general and administrative expenses	66,439,702	62,164,936	22	21
Advertising costs	38,920,905	31,896,992	13	11
Research and development costs	15,365,131	7,922,357	5	3
Depreciation and amortization	6,662,237	6,038,625	2	2
Total operating expenses	127,387,975	108,022,910	42	36

INCOME FROM OPERATIONS	30,369,579	58,760,095	10	20
Equity in earnings from equity method investment	213,177	2,075,139	–	1
Loss on disposal of NuoHua Affiliate	(1,083,637)	–	–	–
Interest expense, net	(5,900,055)	(5,746,382)	(2)	(2)
Other expense, net	(204,736)	(569,661)	–	–

INCOME BEFORE INCOME TAX	23,394,328	54,519,191	8	18
Provision for income taxes	9,335,338	13,216,986	3	4

NET INCOME	14,058,990	41,302,205	5	14
Net loss attributable to non-controlling interest	27,937	118,945	–	–

NET INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$14,086,927	$41,421,150	5%	14%

EARNINGS PER COMMON SHARE
Basic	$0.38	$1.11
Diluted	$0.37	$1.06

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

The distribution revenue from NuoHua's majority owned subsidiary increased from $12,856,966 for 2009 to $14,792,202 for 2010, representing an increase of 15%. This increase was mainly attributed to NuoHua's expanding market coverage.

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

Gross profit decreased by $9,025,451 or 5% for 2010 compared to 2009. Gross profit as a percentage of revenues decreased from 56% in 2009 to 52% in 2010 due to a greater proportion of generic product sales in the rural market. Further, the increased purchase prices of certain raw materials increased the cost of sales, which also contributed to lower gross margin.

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

Research and Development Costs

Research and development costs increased by $7,442,774 from $7,922,357 in 2009 to $15,365,131 in 2010. Expressed as a percentage of revenue, research and development cost was 5% for 2010, compared to 3% for 2009.

The increase in research and development costs reflected our continuing effort in research and development activities. Our research and development activities consist of near term, middle term and long term stages which contribute to both our current and future business strategies. Our key research and development programs during 2010 include the improvement of SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel, Jinji series products and some acquired projects from Guang Xi Hui Ke Pharmaceutical Research and Development Co., Ltd., or GHK.

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

Depreciation and Amortization

Depreciation and amortization expenses increased $623,612, or 10%, in 2010 as compared to 2009. This was mainly due to the increase of the property, plant and equipment and land use rights.

Equity in Earnings (Loss) from Equity Method Investments

Equity in earnings (loss) from equity method investments decreased from a gain of $2,075,139 in 2009 to a gain of $213,177  in 2010. For additional information, see “Item 1. Financial Statements –Note 13. Investments in and advances to equity method investments.”

Interest Expense, Net

Net interest expense was $5,900,055 for 2010, compared to net interest expense of $5,746,382 for 2009. The increase in net interest expense was mainly due to the decrease in interest expense capitalized as construction in progress. For additional information, see “Item 1. Financial Statements – Note 9. Property, plant and equipment”

Income Tax

The decrease in the income tax expense was mainly due to the decline of income before income taxes. The Company’s effective tax rate for 2010 was 40% (restated), which is an increase of 16% (restated) from 2009. The increase in the effective tax rate is mainly due to a decrease in profits before tax relative to permanent differences, unrecognized tax benefits and a change in valuation allowance. For additional information, see “Item 1. Financial Statements – Note 22. Income tax”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at December 31, 2011 was $52,627,928, representing a decrease of $41,940,592, or 44%, compared with our cash position of $94,568,520 at December 31, 2010. The decrease was mainly attributable to the decrease of operating activities of $5,941,237 and investing activities of $45,290,646.

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

Working Capital

We maintain a significant level of working capital. Our working capital decreased by $164,420,747 to $36,131,157 at December 31, 2011, as compared to $200,551,904 at December 31, 2010. The sharp decrease was mainly due to the convertible notes, in default, amounting to $108,000,000, present in current liabilities as of December 31, 2011 while the convertible notes as of December 31 2010 amounting to $115,000,000 was presented in the long-term liabilities. The decrease of working capital was also due to a decrease in cash and cash equivalents by $41,940,592, a decrease in net accounts receivable by $27,259,060 and receivable for disposal of NuoHua Affiliate by $20,413,656, an increase in accounts payable by $11,368,859 and offset by the increase in notes receivable by $27,705,356, the increase deferred tax assets by $2,576,300 and the increase in other current assets by $2,182,737.

Total Debt

We have total of $116,440,026 debt as of December 31, 2011, as comparing to $123,235,826 as of December 31, 2010. The decrease of $6,495,800 was mainly due to our increase repayments to the total debt, including the bank loans and convertible notes. We have been keeping current repayments of the loans and we expect to repay the bank loans when they mature.

Convertible notes

On July 15, 2008 the Company issued $115 million of its 5% senior convertible notes. This liability of the Company is in default, which was caused by the delisting of the Company’s common stock by the NYSE as described in Form 25NSE filed on April 16, 2012 by NYSE; and by the non-payment of the interest due on July 15, 2012.

During 2011, the Company repurchased its outstanding 5% senior convertible notes in the aggregate amount of $6,500,000 in three separate transactions at a weighted average price of $0.49 on the dollar through negotiated transactions or a market transaction on the platform of Portal, in each of which the seller approached the Company for the transaction. As a result of said repurchases, the outstanding balance of our convertible notes was reduced from $115,000,000 to $108,500,000.

Subsequently, the Company repurchased an additional aggregate amount of $59,339,000 of its outstanding 5%senior convertible notes in multiple negotiated transactions, in each of which each seller approached the Company separately for the transactions. The weighted average price the Company paid was about $0.3114 on the dollar. As a result of the repurchase transactions after 2011, the outstanding balance of our convertible notes as of this filing date is $49,161,000.

The Company will remain opportunistic towards future repurchase. The potential consummation of future repurchase transactions will depend upon, including and not limited to, the availability of funds, the competing priority of funds, timing, price, etc. There is no guarantee there will be any future repurchase transactions

As of December 31, 2011, the convertible notes are $108,500,000, as comparing to $115,000,000 as of December 31, 2010. The decrease was due to our repurchase of a total of $6,500,000 in principal amount during 2011 with a purchase price of $3,160,004. A gain of debt extinguishment of debt, amounting to $3,242,389 was recognized for the year ended December 31, 2011. For additional information, see “Item 1. Financial Statements – Note 16. Convertible notes”.

Cash Flow

2011 Compared to 2010

Operating Activities

Cash flows provided by operations during 2011 amounted to $29,955,718, representing an increase of $21,744,202 compared with cash flows from operations of $8,211,516 for 2010. The increase in net cash provided by operating activities was primarily attributable to the increases of $16,118,296, $6,928,064, $33,164,121, $11,937,037 and $35,750,322 in provision for doubtful accounts, impairment of acquired intangible assets, impairment of goodwill, impairment of equity method investment-AXN and changes in operating assets and liabilities respectively, and decrease of $82,550,338 in net income which aggregated to a net cash inflow of $11,985,438, an increase by $21,347,502 from a net cash outflow of $9,362,064 during 2010.

As reflected in our cash flows, the changes included:

●	cash inflow from accounts receivable amounted to $ 15,789,486, mainly affected by the timing of collection of our sales revenue during 2011;

●	cash outflows from inventories amounted to $3,003,807 and cash outflows from advances to suppliers amounted to $ 1,706,525 were mainly due to the increased purchases of raw materials for planned inventory buildup; and

●	cash outflows from other payables and accrued expenses amounted to $5,253,142 mainly attributed to the timing of payments in 2011.

Investing Activities

Our net cash used in investing activities amounted to $71,948,735 in 2011, compared to net cash used in investing activities of $6,341,048 in 2010. As reflected in our cash flows, the changes mainly included:

●   cash outflows for the property acquired, which allow us to have the right to establish a TCM raw material trading center in Northeast China approved by the China’s SFDA amounted to $26,503,473. The investment is intended to be integrated with our competitive infrastructure and whole supply chain management, providing foundation for the Company to start a TCM raw material trading business, offering a long term steadier supply of qualified raw materials with manageable costs.

●   cash outflows for purchases of PPE and CIP of $36,396,402 in 2011 for the expansion and upgrade of our manufacturing facilities to complement capacity improvement and efficiency enhancement.

Financing Activities

Our net cash used in financing activities was $4,261,856 in 2011, compared to cash used of $3,870,079 in 2010.

We repurchased a total $6,500,000 in principal amount of our convertible Notes for $3,160,005; we also repurchased 449,163 shares of our common stock at a total cost of $799,999 pursuant to the Share Buyback Program.

2010 Compared to 2009

Operating Activities

Cash flows from operations during 2010 amounted to $8,211,516, representing a decrease of $19,534,465 compared with cash flows from operations of $27,567,718 for 2009. The decrease in net cash provided by operating activities was primarily attributable to the decrease in net income of $27,243,215 (restated), changes in operating assets and liabilities which aggregated to a net cash inflow of $3,463,452 (restated), a decrease by $23,779,763 (restated)   from a net cash inflow of $14,274,863 during 2009. As reflected in our cash flows, the changes included:

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

Investing Activities

Our net cash used in investing activities amounted to $6,341,048 during 2010, compared to net cash provided by investing activities of $6,755,728 in 2009. The changes in net cash used in investing activities were primarily attributable to the return of a refundable deposit of $6,397,106 in 2009 for due diligence, and offset by Capitalized agricultural costs by $7,909,086.

Financing Activities

Our net cash used in financing activities was $3,870,079 in 2010, compared to cash inflow of $1,806,991 in 2009. The increase in net cash used in financing activities was mainly attributable to the increase of net repayment of bank loans.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure commitments	$12,424,230	$9,412,305	$3,011,925	$–	$–
Advertising commitments	578,189	578,189	–	–
R&D commitments	5,563,559	3,214,792	2,348,767	–	–
Long-term loan	681,100	63,070	130,971	137,675	349,384
Convertible notes*	108,500,000	108,500,000	–	–	–
Total	$127,747,078	$121,768,356	$5,491,663	$137,675	$349,384

* Holders of the convertible notes may require the Company to repurchase all or a portion of their notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvest until after 2018. The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts.

We rely largely on operating cash flow to fund our capital expenditure needs. Due to our significant operating cash flow, we believe we have the ability to meet our capital expenditure needs and foresee no delays to planned capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Issuance of Common Stock

See Part II, Item 5 for issuance of unregistered shares of common stock.

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

We recognized a foreign currency translation adjustment of $19.5 million and $16.0 million as of December 31, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at December 31, 2011 were translated at 6.3647 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for 2011 and 2010 were 6.4883 RMB and 6.7245 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our independent registered public accounting firm’s report and our consolidated financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15, 2012, our audit committee has released Ernst & Yong Hua Ming (“EY”) as the Company’s independent auditor, and at the same time has retained Weinberg & Company as its independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

AOB maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOB under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and form and that such information is accumulated and communicated to AOB’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOB’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K as of December 31, 2011 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of the amended annual report and restatement of the Company’s 2011 consolidated financial statements, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management reassessed evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). As a result of that reassessment, management identified two deficiencies as of December 31, 2011 that constituted a material weaknesses and a significant deficiency; accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

Description of Material Weakness

A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies as of December 31, 2011 that constituted material weaknesses:

•	A design deficiency in the Company’s controls over the responsibility for financial reporting process that could ensure significant transactions to be recorded and disclosed on a timely basis.

•	The design deficiency resulting from the lack of a threshold for reporting significant transactions to those responsible for oversight of the financial reporting process.

Each of these design deficiencies was determined to be a material weakness.

In response to the material weakness identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, commenced to implement the measures described below to address the material weakness. This remediation effort is both to address the identified material weakness and to enhance the Company’s overall financial control environment. The material weaknesses identified by management have been remediated.

(c) Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, commenced to implement the measures describes below to address the material weakness. This remediation effort is intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. During 2012, the Company has taken steps to remediate these matters.

Remediation Steps Taken to Address Material Weakness

•	Management has relieved the Chief Accounting Officer from all accounting and finance responsibilities. The Company’s legal representative for NuoHua Affiliate was terminated in October 2011

•	Management revised its policies and procedures relating to the identification of significant transactions that will impact its financial accounting and disclosures. This includes the establishment of a Disclosure Committee consisting of the Chief Executive Office, Chief Financial Officer, other accounting and operational management as deemed necessary and the Audit Committee financial expert. The responsibility of the Disclosure Committee is to assist the Company’s financial reporting team in ensuring that the accounting consequences of the Company’s material transaction are captured and reflected in the Company’s financial statements on a timely and accurate manner.

•	Management established a reporting threshold for significant and material transactions to those who are responsible for oversight the financial reporting, particularly to the Audit Committee.

•	Management established a threshold for significant and material transactions that would require approval from the board of directors.

•	Management designed controls to obtain internal certifications from operational management to ensure all important transactions, contracts and agreements have been appropriately disclosed to the Disclosure Committee.
52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

American Oriental Bioengineering, Inc.

We have audited American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Oriental Bioengineering, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2011. The Company did not establish comprehensive Board and Management authority or threshold limits in order to ensure that material and significant transactions are authorized, recorded and accounted for in a timely manner. The Company did not maintain an effective financial reporting structure to account for material and significant agreements and transactions in a complete and timely manner.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Oriental Bioengineering, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2011, and this report does not affect our report dated January 7, 2013, which expressed an unqualified opinion on those financial statements and financial statements schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, American Oriental Bioengineering, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California

January 7, 2013

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

The following persons are the directors and executive officers of the Company:

Name	Age	Position	Date Of Initial Appointment
Tony Liu (4)	59	Chief Executive Officer and Chairman of the Board	December 18, 2001
Jun Min (4)	53	Vice President and Director	May 8, 2002
Yanchun Li (4)	43	Chief Financial Officer, Secretary and Director	May 8, 2002
Cosimo J. Patti (1)(2)(3)(4)	62	Independent Director	September 27, 2004
Xianmin Wang (2)(3)(4)	69	Independent Director	January 1, 2005
Baiqing Zhang (3)(4)	59	Independent Director	December 15, 2006
Xiaopeng Xu (4)	63	Chief Operations Officer	March 11, 2010
Yan Gao (4)	40	Chief Accounting Officer	February 22, 2012

(1)	Serves as a member of the Audit Committee.
(2)	Serves as a member of the Compensation Committee.
(3)	Serves as a member of the Nominating and Corporate Governance Committee.
(4)	Serves as a member of the Disclosure Committee

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

JUN MIN - VICE PRESIDENT AND DIRECTOR. Jun Min is one of our partner founders and has served as our Vice President and as a member of our Board of Directors since 2002. Mr. Min worked at the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Three- Happiness Bioengineering, Co. Ltd. from 1994. In November 2008, Mr. Min joined the board of directors of China Aoxing Pharmaceuticals Co., Inc. (OTCBB:CAXG), a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. He has over 20 years of experience in operations management and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min received a BA in Business Management from Harbin Broadcast & TV University in 1986.

 YANCHUN LI - CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR. Yanchun Li one of our partner founders and has served as Chief Financial Officer since May 2007. Prior to her appointment as Chief Financial Officer, she had been the Acting Chief Financial Officer since May 2002, Chief Operating Officer from October 2003 until March 2010 and Secretary since October 2003 and has worked at the Company and served as a member of the Board of Directors since 2002. Ms. Li has fifteen years of experience in management in the food industry and the pharmaceutical industry in China. In particular, she has extensive experience and innovative insight in marketing, management, brand building, corporate strategy, human resource and financial capital management. Before joining us, Ms. Li worked for China Ruida Food Limited Company and successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined Three-Happiness Bioengineering, Co. Ltd. in 1994 and was in charge of the marketing and sales. Under her leadership, the functional drink of the Three-Happiness brand has reached stunning achievement nationwide across China. The Three-Happiness brand was later awarded the Top Ten Well-known Brands in China. Ms. Li won the China Golden Award in Marketing of Year 2005 and was elected into the Who is Who of Chinese Origin Worldwide. Ms. Li received her BA in English from Beijing University of Industry and Commerce in 1993 and completed the Owner/President Management Program in 2008, an advanced program, at Harvard Business School.

COSIMO J. PATTI - INDEPENDENT DIRECTOR. Cosimo J. Patti has served on our Board of Directors since 2004. Before joining us, Mr. Patti was an arbitrator for the National Association of Securities Dealers and the New York Stock Exchange for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. In May 2009, Mr. Patti was appointed to the board of directors of China XD Plastics Company Limited (NASDAQ:CXDC), a company engaged in the development, manufacturing, and distribution of modified plastics primarily for use in automotive applications. In June 2007, Mr. Patti joined the board of directors of Advanced Battery Technologies, Inc. (NASDAQ:ABAT), a company engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion batteries. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross-border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Since 1986 Mr. Patti has served as an appointed arbitrator to the New York Stock Exchange and the National Association of Securities Dealers adjudicating cases involving client disputes within government, equity, derivative and fixed income securities trading activities. Mr. Patti contributes to our Board of Directors his forty years of experience successfully managing corporate teams in domestic and international operations, compliance and sales organizations. Mr. Patti attended Brooklyn College from 1968 to 1970.

XIANMIN WANG - INDEPENDENT DIRECTOR. Xianmin Wang has served on our Board of Directors since 2005. He was the Vice Governor of Heilongjiang Province from 1998 to 2003, where he was in charge of Financial and Economic affairs. Mr. Wang was Secretary of Daqing Municipal Party Committee from 1996 to 1998, and Vice Secretary of Harbin Municipal Party Committee from 1991 to 1992. Mr. Wang received a post graduate degree in Philosophy from Renmin University of China in 1964. He also holds a bachelor’s degree in Economics from Northeast Forest University and postgraduate degrees in Philosophy from Heilongjiang University and Renmin University of China.

BAIQING ZHANG - INDEPENDENT DIRECTOR. Baiqing Zhang has served on our Board of Directors since 2006. Mr. Zhang brings to us two decades of experience in the Chinese government’s regulatory and supervisory divisions. From 1997 until Mr. Zhang retired in 2005, Mr. Zhang served as Deputy Director, Division Chief of the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission, or CSRC, where he managed and imposed regulatory compliance for all Heilongjiang-based securities issuances, as well as supervised securities trading, investment funds and legal affairs. The CSRC is China’s primary regulatory body overseeing the country’s financial markets. Prior to this, he spent ten years as a member of the Discipline Inspection Committee in the Department of Supervision of the Heilongjiang Province, and previously was the Vice Principal of Hebei Institute of Mechanical and Electrical Technology, where he taught college courses. Since 2005, Mr. Zhang has been a consultant in the fields of law and economics, public policy, and business strategy. He also consults and lectures about regulatory issues in the Chinese securities markets, based on his significant experience at the CSRC. Mr. Zhang received a degree in Management of Economics from the Tianjin Normal University and a degree in Accounting from the Heilongjiang Economics Management Academy.

XIAOPENG XU–CHIEF OPERATING OFFICER. Xiaopeng Xu has served as Chief Operating Officer since March, 2010. Since July 2009, Mr. Xu was employed by the Company as general manager of manufacturing. Prior to joining the Company in 2009, Mr. Xu, has served in a number of senior positions in the pharmaceutical industry in China, including the General Manager of China National Pharmaceutical Industry Co., Ltd. from 2005 to 2006, Executive Deputy General Manager of Harbin Pharmaceutical Group Co., Ltd., (Shanghai Stock Exchange: 600664) from 2004 to 2005 and the Factory Director of Harbin Pharmaceutical Group General Industry Co., Ltd. from 1996 to 2004. Currently Mr. Xu also serves in the following capacity for the following entities: Independent Director of Heibei Aoxing Pharmaceutical Co., Inc. since August 2009, Independent Director of  Harbin Baida Pharmaceutical Co., Ltd. since 2005, Visiting Professor of Shenyang Pharmaceutical University since 2004, Vice Chairman of China Pharmaceutical Industry Association since 2002, and Vice Chairman of China Anesthetic Association since 2003 (both of the latter associations are industry oriented academic organizations). Mr. Xu graduated from Harbin CCP School in 1985 and completed graduate level programs in CEO courses from Tsinghua University in 2002.

YAN GAO–CHIEF ACCOUNTING OFFICER. Yan Gao has served as Chief Accounting Officer since February 22, 2012. Prior to being appointed as CAO on February 22, 2012, Mr. Gao was an in-house senior accountant for the Company on the financial reporting team, preparing draft reports and responsible for overseeing financial management matters. He joined the Company in 2006 as the Financial Controller for Guangxi Lingfeng Pharmaceutical Ltd., a wholly owned subsidiary of the Company, and served as the General Manager of the Company's Finance Department in 2009, during which he was in charge of financial planning, cash flow management, internal control compliance, business consolidations and reporting. Mr. Gao graduated with a major in Accounting from Heilongjiang College with a professional certificate in 1994.

Legal Proceedings

In 2010 an individual named Haining Zhang sued the Company and certain of its officer(s)for breach of fiduciary duties . The Company and its officer(s) believed the claims were bogus and moved to petition the court to dismiss the case entirely. As of the filing date of this report, the case has not been established by the court.

After the reporting period, a complaint in the form of class action litigation was filed in the Federal District Court for the Central District of California by Kevin McGee against the Company and certain of its current and former officers and directors. Similar complaints were brought up by different plaintiff and representative law firms. However due to the identical nature of claims, i.e. alleging the Company in violation of Section 10(b) and 20(a) of the Exchange Act of 1934 and rules promulgated thereunder, the court on October 16, 2012 granted the motion of Richard Deutner and Itent EDV Dienstleistungs GmbH for appointment as lead plaintiff. The Company denies the allegations. No prediction can be made, however, as to the final outcome of the matter.

There is no known other legal proceedings against the Company.

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

Each of the directors other than Tony Liu, Jun Min, Lily Li is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly.  In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

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

CORPORATE GOVERNANCE

Board of Directors

We have six members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

Board Committees

The Board of Directors has a Compensation Committee, a Nominating and Corporate Governance Committee, a Disclosure Committee and an Audit Committee.

Compensation Committee

The Compensation Committee was established on January 15, 2005.  The members of the Compensation Committee during 2011 were Cosimo J. Patti, Xianmin Wang, Lawrence S. Wizel and Eileen Brody. Ms. Brody served as the Chairperson of the Compensation Committee during 2011, until the Annual Meeting of Shareholders on December 28, 2011, when she decided not to stand for re-election to the Board of Directors. Mr. Wizel served as a member of the compensation committee until May 9, 2012, when he resigned. Each of these members is considered “independent” under Section 303A.02 of the listing standards of the New York Stock Exchange, as determined by our Board of Directors. The Compensation Committee operates under a written charter.

The Second Amended and Restated Compensation Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee assists the Board of Directors in determining the compensation of our Chief Executive Officer and makes recommendations to the Board of Directors with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors. The Compensation Committee administers our 2006 equity incentive plan, under the direction of the Board of Directors.  The Compensation Committee held two meetings during 2011.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established on January 15, 2005. The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess the effectiveness of the Board of Directors. The Nominating and Corporate Governance Committee held one meeting during 2011.

The members of the Nominating and Corporate Governance Committee during 2011 were Cosimo J. Patti, Eileen Brody, Baiqing Zhang, Lawrence S. Wizel and Xianmin Wang. Mr. Wang served as the Chairperson of the Nominating and Corporate Governance Committee. Ms. Brody has decided not to stand for re-election to the Board of Directors and accordingly is no longer be a member of the Nominating and Corporate Governance Committee. Mr. Wizel served as the member of the Nominating and Corporate Governance Committee until May 9, 2012, when he resigned as the independent director. Each of the above-listed Nominating and Corporate Governance Committee members is considered “independent” under Section 303A.02 of the listing standards of the New York Stock Exchange, as determined by our Board of Directors.

There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on November 18, 2011 for its Annual Meeting of Stockholders, which was held on December 28, 2011. The Nominating and Corporate Governance Committee operates under a written charter.  The Amended and Restated Nominating and Corporate Governance Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

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

Disclosure Committee

The Disclosure Committee was established on May 21, 2012.  The members of the Disclosure Committee are designated by the Chief Executive Officer and/or the Chief Financial Officer. The initial members include the Chief Executive officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Accounting Officer, the Chairman of the Audit Committee, the Vice President and Director, the General Manager of Human Resources, the Vice President of Research and Development, the General Manager of Auditing Center, the Director of Sales, and the General Manager of Public Relation. The Compensation Committee operates under a written charter.

The Disclosure Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Disclosure Committee assists the Company and our Chief Executive Officer and Chief Financial Officer in establishing, maintaining, reviewing and evaluating control and other procedures designed to ensure that information required to disclosed by the Company in its publicly filed reports, including, without limitation, reports required to be filed pursuant to the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period(s) specified in applicable rules and forms. The Disclosure Committee holds regular meetings at least one each quarter prior to and in connection with the Company’s release of earnings results and, if applicable, its preparation of financial statements, annual or quarterly filings and proxy and information statement with the Security Exchange Commission.

The initial members of the Disclosure Committee are as follow:

Name	Capacity

Lily Li	Chairperson, Chief Financial Officer
Tony Liu	Chief Executive Officer
Jun Min	Vice President and Director
Cosimo J. Patti	Chairman of the audit committee
Xiaopeng Xu	Chief Operating Officer
Yan Gao	Chief Accounting Office
Ziyu Zhou	General Manager of Human Resources
Sheng Jiang	Vice President of Research and Development
Jinli Tang	General Manager of Auditing Center
Yongxin Zhou	Director of Sales
Yanhong Liu	General Manager of Public Relations Department

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

The Audit Committee met four times during 2011.  Pursuant to its charter, the Audit Committee meets at least quarterly with the Company’s internal auditors.  The Company does not limit the number of audit committees of other companies on which its Audit Committee members can serve.

The members of the Audit Committee during 2011 were Cosimo Patti, Eileen Brody and Lawrence S. Wizel. Mr. Wizel served as the Chairperson of the Audit Committee. He served as the Chairperson until May 9, 2012 when he resigned as the independent director of the Board of Director. Ms. Brody has decided not to stand for re-election to the Board of Directors and accordingly is no longer be a member of the Audit Committee. Each of these members is considered “independent” under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our Board of Directors. The Audit Committee performs each of its responsibilities as outlined in its charter.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence S. Wizel was the “audit committee financial expert” and was an independent member of our Board of Directors until May 9, 2012. Mr. Patti is the Chairperson of the Audit Committee, the “audit committee financial expert” and an independent member of our Board of Directors.

REPORT OF THE AUDIT COMMITTEE (1)

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process.  The Board of Directors, in its business judgment, has determined that all members of the committee are “independent”. The Audit Committee operates pursuant to a Charter that was approved by the Board. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Charter, the Audit Committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2011 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

THE AUDIT COMMITTEE

Cosimo Patti (Chairman)

_____________

(1)	The material in the Audit Committee report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

EXECUTIVE SESSIONS

 Under the NYSE Rules, our non-management directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Larry S. Wizel at c/o American Oriental Bioengineering, Inc., 211 Warren Street Suite 219, Newark, NJ 07103.

PROCESS FOR SENDING COMMUNICATIONS TO THE BOARD OF DIRECTORS

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors.  Stockholders wishing to communicate with the Board of Directors or any individual director (including the director who presides at executive sessions of non-management or independent directors or with those directors as a group) must mail a communication addressed to the Secretary of the Company, c/o American Oriental Bioengineering, Inc., 211 Warren Street Suite 219, Newark, NJ 07103.  Any such communication must state the number of shares of Common Stock beneficially owned by the stockholder making the communication.  All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

CODE OF ETHICS

We adopted a code of ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A written copy of the code can be found on our website at www.bioaobo.com and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o American Oriental Bioengineering, Inc., 211 Warren Street Suite 219, Newark, NJ 07103.  Our Amended and Restated Code of Ethics is intended to be a codification of the business and ethical principles which guide us, deter wrongdoing, promote honest and ethical conduct, avoid conflicts of interest, and foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions, since January 1, 2010 the beginning of the Company’s last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.  It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2011, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Name	Number of Reports Not Filed Timely	Number of Transactions Not Reported Timely
–	–	–

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

Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously. The Company did not benchmark the compensation paid to its executives for 2011 and the Compensation Committee did not take into account compensation data and benchmarks for comparable positions and companies. On April 10, 2011, the Compensation Committee met and reviewed the compensation package for each executive and determined, after taking into account the capital requirements of the business and the then current economic situation, that the salary base compensation for the executives which were carried over from 2008 to 2010 (with one slight adjustment), continued to be competitive and, therefore, no salary increase for the year ended December 31, 2011 was warranted.

Annual Cash Incentive Bonuses. The Company has a cash incentive bonus program for NEOs. The cash bonus is determined by the Company’s compensation committee and is performance based.

The program is designed to promote executive decision making and achievement that supports the realization of key overall Company financial goals. For the year 2011, the participants in the Company’s cash incentives program consisted of each of the Company’s six NEOs.

In 2011, executives had target bonus opportunities ranging from 0% to 100% of base salary earnings, depending on position level and responsibility, with larger bonus opportunities provided to those with greater responsibility. The Compensation Committee establishes the guidelines under which the plan is administered, including financial performance goals and payout schedules.

The goals reflect the Company’s performance using performance measures of revenues and operating income margin.

The program provides payouts based on different levels of achievement:

The NEOs, excluding Yang Yang, our Chief Marketing Officer, will receive 100% of bonus when either one of the following targets is met:

1.	The revenues for 2011 increase no less than 5% compared with 2010, or equal or above US$321.2 million.
2.	The operating income margin for 2011 is higher than 2010, or above 10%.

For Yang Yang, our Chief Marketing Officer, the bonus payout ratio is as follows:

1.	If the revenue for 2011 increases less than 5% compared with 2010, or less than US$321.2 million, no bonus will be earned.
2.	If the revenue for 2011 increases more than 5% compared with 2010, or equal to or more than US$321.2 million, 100% bonus will be earned.
3.	Additional RMB 500,000 (US$75,990) will be added to the bonus pool if the revenues for 2011 increase above 6%, and will be paid on the following condition:

(1)	The revenues for 2011 increase between 6% and 10%, 120% bonus payout;
(2)	The revenues for 2011 increase between 11% and 15%, 140% bonus payout;
(3)	The revenues for 2011 increase between 16% and 20%, 160% bonus payout;
(4)	The revenues for 2011 increase between 21% and 25%, 180% bonus payout;
(5)	Maximum: the revenues for 2011 increase above 26%, 200% bonus payout.

Since the Company did not meet its performance target for 2011, no cash bonuses will be paid for this period.

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

The Compensation Committee carefully monitors our executive compensation programs. Although it has been our general objective to provide our NEOs with total annual compensation near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, we have also balanced this goal with the overall global market conditions and performance of the Company and to that end decrease levels of compensation during 2011.

The respective total aggregate equity based compensation granted to each of our executive officers for the current fiscal year is lower than the aggregate value of the equity based compensation for the year ended December 31, 2010. In 2011, the equity compensation described below consisted of restricted shares to each executive. The Compensation Committee determined that it would be more prudent and attractive to executives, in light of the decreasing salaries for the 2011 fiscal year, that the Company issue to the executives restricted shares having the lower aggregate equity compensation value as for the year ended December 31, 2010. With the issuance of restricted shares instead of stock options, a greater amount of shares would continue to be available under the Company’s Stock Option Plan. At the time of the award, because of the significant volatility in the marketplace and in particular the Company’s stock price, the Black Scholes calculation abnormally increased the stock option value beyond the normal inherent value thus issuing all stock options to executives would have been potentially less attractive.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)

Tony Liu,	2011	200,000	–	376,600	–	–	576,600
CEO and Chairman	2010	200,000	–	538,000	–	–	738,000
	2009	200,000	–	377,541	160,459	–	738,000

Yanchun Li,	2011	160,000	–	332,640	–	–	492,640
CFO, Director	2010	160,000	–	475,200	–	–	635,200
	2009	160,000	–	333,472	141,728	–	635,200

Jun Min,	2011	120,000	–	249,480	–	–	369,480
VP, Director	2010	120,000	–	356,400	–	–	476,400
	2009	120,000	–	250,104	106,296	–	476,400

Binsheng Li,	2011	80,000	–	205,520	–	–	285,520
Former Chief Accounting officer, former Director(4)	2010	80,000	–	293,600	–	–	373,600
	2009	80,000	–	206,034	87,566	–	373,600

Yang Yang,	2011	152,756	–	152,756	–	–	305,512
Chief Marketing Officer(5)	2010	146,297	–	146,297	–	–	292,594
	2009	–	–	–	–	–	–

Xiaopeng Xu,	2011	76,378	–	76,378	–	–	152,756
Chief Operating Officer(5)	2010	51,204	–	51,204	–	–	102,408
	2009	–	–	–	–	–	–

________

(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for 2011 as provided for in their respective employment agreements.

(2)	The named executive officers did not receive any discretionary bonuses, sign-on bonuses, or other annual bonus payments that are not contingent on the achievement of stipulated performance goals. Cash bonus payments are contingent on achieving pre-established and communicated goals.

(3)	Stock and option awards amounts shown in this table represent the grant date fair value computed in accordance with FASB ASC 718.
(4)	Binsheng Li’s position as the Chief Accounting Officer has been terminated in November, 2011; Binsheng Li has decided not to stand for re-election to the Board of Directors and accordingly he is no longer a director since December 28, 2011.
(5)	Yang Yang and Xiaopeng Xu s’ compensation was paid to or received in Chinese Yuan Renminbi (RMB), for which the Company used an exchange rate of US$1.00=RMB6.8354 for 2010, US$1.00=RMB6.5464 for 2011 to convert the RMB amount to US dollar amount, which rate is the interbank exchange rate on the Board Approve date.

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

As of December 31, 2011, the Company granted an aggregate of 1,810,302 option and restricted stock under the 2006 Plan. For the year ended December 31, 2011, 351,409 restricted stocks were granted to the executive officers. In 2011, the Company granted the following restricted stock to the NEO’s pursuant to the 2006 Plan:

2011 Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Target) (#)(1)	Exercise or Base Price of Option Awards ($ /Sh) (2)	Closing Price on Grant Date ($ /Sh)	Grant Date Fair Value Of Stock Awards ($/Sh)	Grant Date Fair Value of Option Awards ($ /Sh)
Tony Liu	4/10/11	110,765	–	3.40	376,600	–
Yanchun Li	4/10/11	97,836	–	3.40	332,640	–
Jun Min	4/10/11	73,377	–	3.40	249,480	–
Binsheng Li	4/10/11	60,447	–	3.40	205,520	–
Yang Yang	4/10/11	44,928	–	3.40	152,756	–
Xiaopeng Xu	4/10/11	8,986	–	3.40	30,551	–

________

(1)	Represents the number of shares and stock options granted in 2011 under the Company’s 2006 Plan. These shares and stock options vest and become exercisable ratably in five equal annual installments beginning one year after the grant date.
(2)	Represents the exercise price for the stock options granted, which was closing price on the date of the grant.

Employment Agreements

On April 10, 2011, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer, Jun Min, our Vice President and Yang Yang, our Chief Marketing Officer. Tony Liu, Yanchun Li and Jun Min are also directors of the Company.

Tony Liu’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 110,765 shares.  The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to US$40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause or without cause pursuant to a decision by our Board of Directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 97,836 shares.  The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause or without cause pursuant to a decision by our Board of Directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $120,000, subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 73,377  shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to US$30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Min’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Xiaopeng Xu’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of RMB 500,000(equal to US$76,378), subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 8,986 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Xu’s continued employment with the Company on each vesting date. Mr. Xu is also entitled to an annual performance based bonus of up to RMB 300,000 (US$45,827) based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Xu’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Xu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Binsheng Li’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $80,000, subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 60,447 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Li’s continued employment with the Company on each vesting date. Mr. Li is also entitled to an annual performance based bonus of up to US$20,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Li’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Li’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Yang Yang’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of RMB 1,000,000(equal to US$152,756), subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 44,928 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Yang’s continued employment with the Company on each vesting date. Mr. Yang is also entitled to an annual performance based bonus of up to RMB 500,000 (US$76,378) based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Yang’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Yang’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment. Effective February 22, 2012, Mr. Yang ’s resignation from his position as Chief Marketing Officer of the Company was officially accepted by the Board. Mr. Yang resigned in order to pursue other personal interest.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2011, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through April 10, 2012:

Cash Payments
Tony Liu	$66,667
Yanchun Li	53,333
JunMin	40,000
Xiaopeng Xu	25,459

2011 Outstanding Equity Awards at Year-end

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying			Number of Shares or	Market Value of Shares or
Name	Exercisable	Unexercisable	Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Units of Stock That Have Not Vested (#)	Units of Stock That Have Not Vested ($)
Tony Liu	80,000	20,000	100,000	21.48	4/20/2017	–	–
Tony Liu	33,555	22,370	55,925	16.7	4/20/2018	–	–
Tony Liu	12,156	18,234	30,390	8.02	4/10/2019	18,830	151,017
Tony Liu						51,855	430,398
Tony Liu						110,765	376,599
Yanchun Li	64,000	16,000	80,000	21.48	4/20/2017	–	–
Yanchun Li	29,638	19,759	49,397	16.70	4/20/2018	–	–
Yanchun Li	10,737	16,106	26,843	8.02	4/10/2019	16,632	133,389
Yanchun Li						45,803	380,161
Yanchun Li						57,253	332,640
Jun Min	48,000	12,000	60,000	21.48	4/20/2017	–	–
Jun Min	22,229	14,819	37,048	16.70	4/20/2018	–	–
Jun Min	8,053	12,079	20,132	8.02	4/10/2019	12,474	100,041
Jun Min						34,352	285,122
Jun Min						73,377	249,480
Binsheng Li	32,000	8,000	40,000	21.48	4/20/2017	–
Binsheng Li	18,312	12,208	30,520	16.70	4/20/2018	–
Binsheng Li	6,634	9,951	16,585	8.02	4/10/2019	10,276	82,414
Binsheng Li	–	–	–	–	–	28,299	234,882
Binsheng Li	–	–	–	–	–	60,447	205,520
Yang Yang	–	–	–	–	–	–	–
Yang Yang	–	–	–	–	–	–	–
Yang Yang	–	–	–	–	–	–	–
Xiaopeng Xu	–	–	–	–	–	4,935	40,961
Xiaopeng Xu	–	–	–	–	–	8,986	30,551

Option Exercises and Stock Vested During 2011

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Tony Liu	–	–
Yanchun Li	–	–
Jun Min	–	–
Binsheng Li	–	–

Compensation of Independent Directors for 2011

The annual retainer is paid to the independent directors in monthly installments in arrears. An independent director is entitled to receive each year shares of Common Stock with an aggregate value range from $50,000 to $63,000 per annum, calculated based on the average closing price per share for the five (5) trading days preceding and including the date of grant. The equity award to independent directors is awarded at the beginning of each year for service rendered for the preceding year. The Company allows each independent director to elect to take stock awards instead of cash compensation. The Company reimburses its independent directors for reasonable travel expenses to attend Board and Committee meetings.

The following table sets forth all compensation paid or to be paid by AOB, as well as certain other compensation paid or accrued, for each of the independent directors for 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)		Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cosimo J. Patti	50,000	50,000	(1)	–	–	–	–	100,000
Xianmin Wang	50,000	50,000	(1)	–	–	–	–	100,000
Eileen Brody	50,000	55,000	(2)	–	–	–	–	105,000
Lawrence S Wizel	50,000	63,000	(3)	–	–	–	–	113,000
Baiqing Zhang	50,000	50,000	(1)	–	–	–	–	100,000

________

(1)	24,829 shares of common stock to be issued were outstanding for each of the independent directors as of January 1, 2012.
(2)	27,191 shares of common stock to be issued were outstanding as of January 1, 2012.
(3)	30,569 shares of common stock to be issued were outstanding as of January 1, 2012.
(4)	For awards of stock and option, the aggregate grant date fair value computed in accordance with FASB ASC 718.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Members of our Compensation Committee of the Board of Directors during 2011were Ms. Brody and Messrs. Patti, Wizel and Wang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

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

CosimoJ.Patti (Chair)

Xianmin Wang

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
68

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of December 14, 2012 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Series A Preferred Stock	Tony Liu	1,000,000	(4)	100.0%
Common Stock	Tony Liu	7,393,593	(5)	20.3%
Common Stock	Yanchun Li	545,564	(6)	1.5%
Common Stock	Jun Min	577,527	(7)	1.6%
Common Stock	Cosimo J. Patti	20,422		*
Common Stock	Xianmin Wang	31,633		*
Common Stock	Baiqing Zhang	20,474		*
Common Stock	Xiaoliang Wang	2,919		*
Common Stock	XiaopengXu	1,234		*
	Total Ownership of Common Stock by All Directors and Officers as a Group	8,593,366		23.6%

________

(1)	Unless otherwise indicated, the address for all named executive officers, directors and shareholders is c/o American Oriental Bioengineering, Inc., 1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town, Beijing, 100176, People’s Republic of China.
(2)	The amount of beneficial ownership includes the number of shares of Common Stock and/or Series A Preferred Stock, plus, in the case of each of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of December 14, 2012 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.
(3)	Based upon 36,421,610 shares outstanding as of December 14, 2012.
(4)	Through his Common Stock and Series A Preferred Stock ownership, currently, Mr. Liu has voting power equal to approximately 40.2% of our voting securities.
(5)	Includes 162,974 shares of common stock issuable upon exercise of options.
(6)	Includes 135,623 shares of common stock issuable upon exercise of options.
(7)	Includes 101,718 shares of common stock issuable upon exercise of options.

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

2011:	$1,900,000	Weinberg & Company, P.A

2011:	$ 1,525,000	Ernst & Young Hua Ming.

2010:	$1,680,000	Ernst & Young Hua Ming.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above were approximately:

2011:	$0	Ernst & Young Hua Ming.

2010:	$0	Ernst & Young Hua Ming.

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2011:	$92,474	Ernst & Young Hua Ming.

2010:	$266,942	Ernst & Young Hua Ming.

We incurred these fees due to the preparation of our tax returns.

All Other Fees

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported under Audit Fees and Tax Fees above, were approximately:

2011:	$0	Ernst & Young Hua Ming.

2010:	$0	Ernst & Young Hua Ming.

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
71

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

See ITEM 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or are not applicable.

3. The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

●	2006 Equity Incentive Plan
●	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Tony Liu
●	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Yanchun Li
●	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Jun Min
●	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Xiaopeng Xu

(b) The exhibits listed on the Exhibit Index are filed as part of this report

(c) Not applicable.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

 Fiscal Years Ended December 31, 2011, 2010 and 2009

Description	Balance at December 31, 2008	Additions		Deductions	Balance at December 31, 2009	Additions		Deductions	Balance at December 31, 2010	Additions		Deductions	Balance at December 31, 2011
		(1) Charged to costs and expenses	(2) Charged to other accounts			(1) Charged to costs and expenses	(2) Charged to other accounts			(1) Charged to costs and expenses	(2) Charged to other accounts
Allowance for doubtful accounts	$226,330	$296,567			$522,897	$164,982			$687,879	$ 15,670,248		$(3,254)	$ 16,354,873
Allowance for inventories	$167,429			$131,587	$35,842			$13,108	$22,734	$ 608,216		$(6,434)	$ 624,516

EXHIBIT INDEX

Reg. S-K Exhibit Table Item No.	Description of Exhibit
2.1	Purchase Agreement, dated as of September 8, 2004, between American Oriental Bioengineering, Inc., the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

2.2	Acquisition Agreement, dated September 6, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Changchun Xinan Pharmaceutical Group Company Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

2.3	Acquisition Agreement, dated October 18, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Guangxi Boke Pharmaceutical Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

3.1(a)	Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form SB-2 Commission File No. 333-124133, filed with the Commission on April 18, 2005).

3.1(b)	Certificate of Amendment to Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form S-3 Commission File No. 333-131229, filed with the Commission on January 23, 2006).

3.2	Amended and Restated Bylaws of American Oriental Bioengineering, Inc. (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on August 11, 2008).

4.1	Form of Warrant (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

4.2	American Oriental Bioengineering, Inc. 2003 Stock Option Plan (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

4.3	Indenture, dated as of July 15, 2008, by and between Wells Fargo Bank, National Association, as Trustee and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

4.4	Registration Rights Agreement, dated as of July 15, 2008, by and among the investors specified therein and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

4.5	2006 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A, filed with the Commission on October 17, 2006).

10.1	Stock and Warrant Purchase Agreement, dated as of November 28, 2005, by and among American Oriental Bioengineering, Inc. and the signatory purchasers named therein (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.2	Form of Registration Rights Agreement by and among American Oriental Bioengineering, Inc. and the signatories thereto (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.3	Purchase Agreement, dated September 8, 2004, by and between American Oriental Bioengineering, Inc. and the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Current Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

10.4	Purchase Agreement, dated as of August 18, 2002, by and between American Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference from the Schedule 14C Commission File No. 000-29785, filed with the Commission on October 15, 2002).

10.5	Subscription Agreement, dated as of November 23, 2004, between American Oriental Bioengineering, Inc. and the Subscribers (incorporated by reference from the Registration Statement on Form SB-2, Commission File No. 333-124133, filed with the Commission on April 18, 2005).

10.6(a)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Bai Chao (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(b)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Kou Yumin (incorporated by reference from the Registration Statement on Form S-8, Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(c)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(d)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Linda Welsh (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(e)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Dr. Jie Zhu (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(f)	Consulting Agreement, dated June 28, 2004, by and between American Oriental Bioengineering, Inc. and Brian Corday (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-117276, filed with the Commission on July 9, 2004).

10.6(g)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Haishan Wang (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.6(h)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Xiangli Men (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.6(i)	Consulting Agreement, dated October 1, 2003, by and between American Oriental Bioengineering, Inc. and Lau Chak Wong (incorporated by reference from the Registration Statement on Form S-8 Commission File No. 333-109832, filed with the Commission on October 10, 2003).

10.7(a)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Cosimo J. Patti (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.7(b)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Xianmin Wang (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.7(c)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Eileen B. Brody (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.7(d)	Independent Director Agreement, dated August 21, 2006, by and between American Oriental Bioengineering, Inc. and Lawrence S. Wizel, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

10.7(e)	Independent Director Agreement, dated December 15, 2006, by and between American Oriental Bioengineering, Inc. and Baiqing Zhang, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

10.8	Securities Purchase Agreement, dated as of July 9, 2008, by and among the investors specified therein and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.9	Form of Prepaid Forward Share Repurchase Contract Confirmation, dated as of July 15, 2009 (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.10(a)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Tony Liu, filed herewith.

10.10(b)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yanchun Li, filed herewith.

10.10(c)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Jun Min, filed herewith.

10.10(d)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Binsheng Li, filed herewith.

10.10(e)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yang Yang, filed herewith.

10.11	Stock Award and Non-Qualified Stock Option Grant Agreement (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2010).

10.12	Executive Employment Agreement dated as of July 15, 2009 between the Company and Xiaopeng Xu (incorporated by reference from the Current Report on Form 8-K, filed with the Commission on March 17, 2011).

14	Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November 9, 2006, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

21	Subsidiaries of the Registrant, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

101.INS	XBRL Instance Document, filed herewith
101.SCH	Document, XBRL Taxonomy Extension, filed herewith
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition, filed herewith
101.DEF	Linkbase, XBRL Taxonomy Extension Labels, filed herewith
101.LAB	Linkbase, XBRL Taxonomy Extension, filed herewith
101.PRE	Presentation Linkbase, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

Date: January 7, 2013	By:	/s/ Tony Liu
Tony Liu
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	January 7, 2013
Tony Liu	(Principal Executive Officer)

/s/ Yanchun Li	Chief Financial Officer, Secretary and Director	January 7, 2013
Yanchun Li	(Principal Financial Officer)

/s/ Jun Min	Vice President and Director	January 7, 2013
Jun Min

/s/ Gao Yan	Chief Accounting Officer	January 7, 2013
Gao Yan	(Principal Accounting Officer)

/s/ Cosimo J. Patti	Independent Director	January 7, 2013
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	January 7, 2013
Xianmin Wang

/s/ Baiqing Zhang	Independent Director	January 7, 2013
Baiqing Zhang

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE	F-2 - F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-4 - F-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGE	F-6	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS) FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

PAGE	F-7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

PAGE	F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

PAGE	F-9 - F-33	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Oriental Bioengineering, Inc.

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. as of December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 7, 2013 expressed an adverse opinion thereon.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California

January 7, 2013

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$52,627,928	$94,568,520
Restricted cash	264,031	537,297
Accounts receivable, net of allowance for doubtful accounts of $16,354,873 and $687,879 as of December 31, 2011 and 2010, respectively	53,196,298	80,455,358
Inventories, net	18,889,930	12,474,889
Advances to suppliers and prepaid expenses	16,535,191	14,246,144
Note receivable	27,848,917	–
Receivable for disposal of NuoHua Affiliate	18,153,754	38,567,410
Deferred tax assets	3,225,803	649,503
Other current assets	5,168,742	3,129,566
Total Current Assets	195,910,594	244,628,687

LONG-TERM ASSETS
Property, plant and equipment, net	170,534,450	132,063,660
Land use rights, net	157,928,152	155,433,311
Capitalized agricultural costs	22,333,937	8,358,577
Acquired intangible assets, net	10,728,658	14,889,127
Goodwill	–	33,164,121
Investments in and advances to equity method investments	5,934,422	19,179,235
Deferred tax assets	263,109	147,024
Deferred financing costs	1,347,735	2,359,404
Total Long-Term Assets	369,070,463	365,594,459
TOTAL ASSETS	$564,981,057	$610,223,146

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	DECEMBER 31,
	2011	2010

CURRENT LIABILITIES
Accounts payable	$22,085,545	$10,716,686
Accrued expenses and other payables	21,201,533	24,323,664
Taxes payable	580,293	1,237,169
Convertible notes, in default	108,500,000	–
Notes payable	502,912	537,297
Short-term bank loans	6,756,014	6,957,258
Current portion of long-term bank loans	63,070	61,405
Deferred tax liabilities	90,070	243,304
Total Current Liabilities	159,779,437	44,076,783

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	618,030	679,866
Deferred tax liabilities	14,572,492	15,837,479
Accrued taxes	8,849,004	6,055,656
Convertible notes	–	115,000,000
Total Long-Term Liabilities	24,039,526	137,573,001
TOTAL LIABILITIES	183,818,963	181,649,784

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 39,476,274 shares and 39,299,303 shares issued as of December 31, 2011 and 2010, respectively; 39,251,691 shares and 39,299,303 shares outstanding as of December 31, 2011 and 2010, respectively	78,952	78,598
Common stock to be issued (132,247 shares and 85,243 shares as of December 31, 2011 and 2010, respectively)	291,333	350,500
Additional paid-in capital	206,591,730	203,322,671
Retained earnings	137,810,753	205,260,681
Less: Treasury stock, at cost (224,582 shares and nil as of December 31, 2011 and 2010, respectively)	(799,999)	–
Less: Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Accumulated other comprehensive income	67,723,161	49,053,329
Total American Oriental Bioengineering, Inc. Shareholders’ Equity	381,698,314	428,068,163
Non-controlling interests	(536,220)	505,199
TOTAL EQUITY	381,162,094	428,573,362
TOTAL LIABILITIES AND EQUITY	$564,981,057	$610,223,146

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010	2009

Revenues	$212,690,388	$305,944,085	$296,150,780
Cost of sales	112,939,705	148,186,531	129,367,775
GROSS PROFIT	99,750,683	157,757,554	166,783,005

Selling, general and administrative expenses	51,351,940	66,439,702	62,164,936
Advertising costs	14,910,983	38,920,905	31,896,992
Research and development costs	12,658,085	15,365,131	7,922,357
Depreciation and amortization expenses	7,495,051	6,662,237	6,038,625
Provision for doubtful accounts	15,624,998	–	–
Impairment of acquired intangible assets	6,928,064	–	–
Impairment of goodwill	33,164,121	–	–
Impairment of property, plant and equipment	733,688	–	–
Total operating expenses	142,866,930	127,387,975	108,022,910

(LOSS) INCOME FROM OPERATIONS	(43,116,247)	30,369,579	58,760,095

Impairment of equity method investment-AXN	(11,937,037)	–	–
Loss on disposal of NuoHua Affiliate	(8,447,368)	(1,083,637)	–
Gain on extinguishment of convertible notes	3,242,389	–	–
Equity in earnings (losses) from equity method investments	(1,254,973)	213,177	2,075,139
Interest expense, net	(6,610,001)	(5,900,055)	(5,746,382)
Other income (expense), net	266,942	(204,736)	(569,661)
(LOSS) INCOME BEFORE INCOME TAX	(67,856,295)	23,394,328	54,519,191
Provision for income taxes	635,053	9,335,338	13,216,986
NET (LOSS) INCOME	(68,491,348)	14,058,990	41,302,205
Net loss attributable to non-controlling interest	1,041,420	27,937	118,945
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	(67,449,928)	14,086,927	41,421,150

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	18,669,832	16,003,105	1,362,038

COMPREHENSIVE (LOSS) INCOME	$(48,780,096)	$30,090,032	$42,783,188
(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.80)	$0.38	$1.11
Diluted	$(1.80)	$0.37	$1.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,416,241	37,405,008	37,306,301
Diluted	37,416,241	37,862,413	44,643,310

See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2009

	Total American Oriental Bioengineering, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward Repurchase Contract	Additional Paid-in Capital	Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
BALANCE AT JANUARY 1, 2009	1,000,000	$1,000	39,124,632	$78,249	$376,335	$(29,998,616)	$197,046,688	$–	$149,752,604	$31,688,186	$652,081	$349,596,527

Common stock issued for director services	–	–	21,236	42	(376,335)	–	376,293		–	–	–	–
Common stock to be issued for director services	–	–	–	–	388,000	–	–		–	–	–	388,000
Common stock issued for consulting services	–	–	14,852	30	–	–	160,770		–	–	–	160,800
Stock-based compensation to employees	–	–	–	–	–	–	2,246,170		–	–	–	2,246,170
Foreign currency translation	–	–	–	–	–	–	–		–	1,362,038	–	1,362,038
Net income/(loss)	–	–	–	–	–	–	–		41,421,150	–	(118,945)	41, 302,205

BALANCE AT DECEMBER 31, 2009	1,000,000	1,000	39,160,720	78,321	388,000	(29,998,616)	199,829,921		191,173,754	33,050,224	533,136	395,055,740

(Continued)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2009

	Total American Oriental Bioengineering, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward Repurchase Contract	Additional Paid-in Capital	Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Common stock issued for director services	–	–	40,188	80	(388,000)	–	387,920		–	–	–	–
Common stock to be issued for director services	–	–	–	–	350,500	–	–		–	–	–	350,500
Common stock issued for consulting services	–	–	46,731	94	–	–	418,923		–	–	–	419,017
Stock-based compensation to employees	–	–	–	–	–	–	2,686,010		–	–	–	2,686,010
Exercise of common stock awards to employees	–	–	51,664	103	–	–	(103)		–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–		–	16,003,105	–	16,003,105
Net income	–	–	–	–	–	–	–		14,086,927	–	(27,937)	14,058,990

BALANCE AT DECEMBER 31, 2010	1,000,000	1,000	39,299,303	78,598	350,500	(29,998,616)	203,322,671	–	205,260,681	49,053,329	$505,199	428,573,362

(Continued)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2009

(Continued)

	Total American Oriental Bioengineering, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid forward Repurchase Contract	Additional Paid-in Capital	Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Common stock issued for director services	–	–	42,622	85	(350,500)	–	350,415		–	–	–	–
Common stock to be issued for director services	–	–	–	–	291,333	–	–		–	–	–	291,333
Common stock issued for consulting services	–	–	22,748	46	–	–	24,554		–	–	–	24,600
Stock-based compensation to employees	–	–	–	–	–	–	2,894,313		–	–	–	2,894,313
Exercise of common stock awards to employees	–	–	111,601	223	–	–	(223)		–	–	–	–
Treasury stock								(799,999)				(799,999)
Foreign currency translation	–	–	–	–	–	–	–		–	18,669,832	–	18,669,832
Net loss	–	–	–	–	–	–	–		(67,449,928)	–	(1,041,419)	(68,491,347)

BALANCE AT DECEMBER 31, 2011	1,000,000	$1,000	39,476,274	$78,952	$291,333	$(29,998,616)	$206,591,730	$(799,999)	$137,810,753	$67,723,161	$(536,220)	$381,162,094

See accompanying notes to the consolidated financial statement

 AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(68,491,348)	$14,058,990	$41,302,205

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,469,749	12,704,743	12,439,088
Amortization of deferred issuance cost	914,063	928,289	928,289
Loss on disposal of property, plant and equipment	37,165	89,760	15,039
Loss on disposal of NuoHua Affiliate	8,447,368	1,083,637	–
Impairment of equity method investment-AXN	11,937,037	–	–
Impairment of acquired intangible assets	6,928,064	–	–
Impairment of goodwill	33,164,121	–	–
Impairment of property, plant and equipment, net	733,688	–	–
Provision for doubtful accounts and slow moving inventories	16,261,132	142,836	164,980
Deferred taxes	(5,854,583)	(402,537)	(978,175)
Stock-based consulting expenses	24,600	168,092	164,600
Stock-based compensation expenses	2,894,313	2,686,010	2,246,173
Independent director stock compensation	291,333	350,500	388,000
Equity in (earnings) losses from equity method investments	1,254,973	(213,177)	(2,075,139)
Gain on extinguishment of convertible notes	(3,242,389)	–	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,789,486	(23,247,668)	(20,111,898)
Inventories	(3,003,807)	(2,460,746)	3,153,553
Advances to suppliers and prepaid expenses	(1,706,525)	(320,239)	(10,242,917)
Other current assets	353,947	(1,685,995)	(480,066)
Accounts payable	4,124,398	2,016,701	(4,790,744)
Accrued expenses and other payables	(5,253,142)	(5,365,288)	2,224,217
Taxes payable	(911,273)	289,831	526,668
Other liabilities	–	4,085,209	(52,716)
Accrued taxes	2,793,348	3,302,568	2,746,561
Net cash provided by operating activities	29,955,718	8,211,516	27,567,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,396,402)	(6,063,668)	(3,979,453)
Capitalized agricultural costs	(13,477,797)	(184,431)	(7,909,086)
Investment in note receivable	(27,848,917)	–	–
Cash proceeds from disposal of NuoHua affiliate	5,097,698	–	–
Cash acquired on acquisition of Liaoning Baicao	614,522	–	–
Purchase of land use rights and other intangible assets	–	(18,032)	(1,119,264)
Refundable deposit	–	–	6,397,106
Deposit for long-term assets		(21,334)
Investments in and advances to equity investments	61,784	(53,838)	(238,795)
Proceeds from disposal of property, plant and equipment	377	255	93,764
Net cash used in investing activities	(71,948,735)	(6,341,048)	(6,755,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	273,266	2,761,082	722,638
Proceeds from bank loans	–	6,764,562	10,682,945
Repayment of loans	(575,118)	(13,395,723)	(9,598,592)
Repurchase of convertible notes	(3,160,005)	–	–
Repurchase of common stock	(799,999)	–	–
Net cash used in financing activities	(4,261,856)	(3,870,079)	1,806,991
Effect of exchange rate changes on cash and cash equivalents	4,314,281	5,441,645	446,736
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,940,592)	3,442,034	23,065,717
Cash and cash equivalents, beginning of year	94,568,520	91,126,486	68,060,769
CASH AND CASH EQUIVALENTS, END OF YEAR	$52,627,928	$94,568,520	$91,126,486
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$6,176,461	$6,252,963	$6,236,504
Cash paid for income taxes	$5,437,481	$6,658,671	$11,401,681
Non-cash investing and financing activities:
Fair value of net assets acquired, exclusive of cash	$7,639,554	$–	$–
Transfer from construction in progress to property, plant and equipment	$7,686,271	$14,754,027	$152,305

 See accompanying notes to the consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 1 - PRINCIPAL ACTIVITIES AND ORGANIZATION

American Oriental Bioengineering, Inc. (“AOB”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China(the “PRC”). AOB and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise. The following list contains the particulars of our operating subsidiaries and major affiliate companies:

Name of Subsidiary	Principal activities	Acquired	Percentage of ownership December 31, 2011
Operating Subsidiaries

Harbin Three Happiness Bioengineering Co., Ltd. (“Three Happiness”)	Manufacture and commercialize a broad range of branded pharmaceutical and nutraceutical products	Dec 2001	100%

Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. (“HSPL”)	Manufacture and commercialize an anti-viral injection powder, a prescription pharmaceutical product	Sept 2004	100%

Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”)	Manufacture and commercialize a series of pharmaceutical products that focus on women’s health	Apr 2006	100%

Heilongjiang Qitai Pharmaceutical Co., Ltd. (“HQPL”)	Wholesale of pharmaceutical and nutraceutical products	Jul 2006	100%

Changchun Xinan Pharmaceutical Co., Ltd. (“CCXA”)	Manufacture and distribute a broad range of generic pharmaceutical products	Sept 2007	100%

Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”)	Manufacture and commercialize pharmaceutical products that alleviate nasal congestion and provide sinus relief	Oct 2007	100%

GuangXiHuiKe Research and Development Co., Ltd. (“GHK”)	Pharmaceutical research and products development	Oct 2008	100%

ShenzhenNuoHua Trading Co., Ltd. (“NuoHua”)	Wholesale and retail of pharmaceutical and nutraceutical products	Oct 2008	100%

Liaoning North Medicated Herbs Pharmaceutical Co., Ltd.(“Liaoning Baicao”)	Wholesale of pharmaceutical and nutraceutical products	Dec 2011	100%

Jilin Yushuntang Pharmaceutical Co., Ltd. (“Yushuntang”)	Wholesale of pharmaceutical and nutraceutical products-Consolidated	Sept 2008	55%

Equity Method Investee

Aoxing Pharmaceutical Company, Inc. (“AXN”)	Manufacture and commercialize pain management pharmaceutical products-Not consolidated	Apr2008	33.98%

NOTE 2 - BASIS OF PRESENTATION

Basis of Consolidation

The consolidated financial statements include the financial statements of American Oriental Bioengineering, Inc. and its wholly owned subsidiaries and its 55% owned subsidiary, Yushuntang. Inter-company balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Reverse Stock Split

The Company filed with the Nevada Secretary of State an Amendment to its Articles of Incorporation. The amendments (i) decreased its authorized common stock from 150,000,000 shares, $0.001 par value to 75,000,000 shares, $0.002 par value; and (ii) effected a reverse split of its common stock in a ratio of one-for-two. The amendment became effective on February 24, 2012. All references in these financial statements to quantities of common stock or per share values have been adjusted to reflect the retroactive effect of the one-for-two reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, and goodwill allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of acquisitions, and valuation of share-based compensation expenses. Changes in facts and circumstances may result in revised estimates. Actual results could differ from these estimates.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (“US$”). The Renminbi (RMB”) is the functional currency of Three Happiness, HSLP, GLP, HQLP, CCXA, Boke, NuoHua, and GHK (the Operating Subsidiaries”) as it is the currency of the PRC, which is the primary economic environment the Operating Subsidiaries operate in and the environment in which the Company primarily generates and expends cash.

Assets and liabilities are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on December 31, 2011 and 2010. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	2011	2010	2009
Year end RMB : US$ exchange rate	6.3647	6.6118	6.8372
Average yearly RMB : US$ exchange rate	6.4883	6.7245	6.8457

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

The Company establishes provisions against revenue for estimated sales returns in the same period that the related revenue is recognized based on historical product returns. For the years ended December 31, 2011, 2010 and 2009, sales returns were $1,888,544, nil and nil, respectively, and are netted against revenue in the consolidated statements of operations and comprehensive income.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

No sales rebates were offered by the Company to its customers for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, the Company offered sales rebates to its major customers based on collections made during the year, provided that the customers made payments prior to certain days after year end. The rebates are calculated based on different percentages depending on settlement methods, which include settling by cash or notes receivable. Customers were entitled to either cash rebates or receiving additional free inventories based on predetermined prices. The Company accounted for estimated cash settlement as sales discount, and estimated free inventories as cost of sales, upon recognition of revenue.

Cost of Sales

Cost of sales includes direct and indirect production costs, as well as freight in and handling costs for products sold.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, benefits and other staff-related costs associated with sales and marketing, finance and other administrative personnel; facilities and overhead costs; legal expenses and other general and administrative costs. SG&A expenses also include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers.

Shipping and handling costs included in selling, general and administrative expenses are $3,686,959, $5,682,503 and $5,024,799 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Point of sale materials are accounted for as inventories and are charged to expense as utilized. For the years ended December 31, 2011, 2010, and 2009, advertising costs were $14,910,983, $38,920,905 and $31,896,992, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” requires the recognition of tangible and intangible assets that result from or are to be used in research and development activities as assets, irrespective of whether the acquired assets have an alternative future use. Acquired In-Progress Research & Development (IPR&D) assets are required to be measured at their acquisition-date fair value. Uncertainty about the outcome of an individual project does not affect the recognition of an IPR&D asset, but is reflected in its fair value.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The fair value of the Company’s common stock option grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws. The value-added tax’s standard rate is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid or borne by the Company can be used to offset the VAT due on the sales of the finished products.

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

Deferred Financing Costs

Deferred financing costs represent the incurred costs directly attributable to the issuance of the convertible notes. These costs, presented as non-current assets, are deferred and amortized ratably using the effective interest method from the debt issuance date over the earliest redemption date of the convertible notes. If the notes are converted prior to the debt maturity date, the unamortized financing costs will be transferred to equity immediately upon occurrence of such an event.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the weighted average method. Costs of raw materials and consumables and packaging materials are based on purchase costs while costs of work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

Capitalized agricultural costs include costs relating to irrigation, fertilizing, seedling, utility, farming wages and other ongoing crop and land maintenance activities. Recurring agricultural costs are capitalized and cease to be accumulated when the crops have reached maturity and ready to be harvested.  Any recurring agricultural costs incurred subsequent to the crops reaching maturity are expensed as incurred. Non recurring agricultural costs, primarily comprising soil improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period.

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

Land Use Rights

According to the PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are being amortized using the straight-line method over the related lease terms ranging from 40 to 50 years.

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

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Acquired Intangible Assets

Acquired intangible assets include product licenses, trademarks, patents and proprietary technologies, which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Proprietary technologies are recorded as an intangible asset only if regulatory approval from the Chinese State Food and Drug Administration, or SFDA, has been obtained and for which the re-registration of the proprietary technologies with the SFDA by the Company in its name is determined to be reasonably assured or perfunctory. The amortization of such intangible assets will not commence until the technology has been re-registered with the SFDA and hence ready for its intended use.

The cost of the product licenses are amortized over their licensed period of 2 to 12 years; the cost of trademarks are amortized over their registered period of 2 to 10 years; the cost of patents are amortized over their protection period of 7 to 20 years and the cost of proprietary technologies is amortized over its protection period of 10 years.

The weighted-average amortization period of product licenses, trademarks, patents and proprietary technologies are 7.5 years, 6.4 years, 12.8 years and 9.4 years, respectively.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

During the year ended December 31, 2011, the Company considered the on-going decline in its stock price and the significant reduction in revenues as impairment indicators and conducted a goodwill impairment assessment at the subsidiary level. Based on the first step of the goodwill impairment test, the fair value of the reporting units did not exceed the net book value. Therefore, the Company performed additional procedures to test for goodwill impairment and goodwill impairment loss was recognized as of December 31, 2011 (See Note 11).

.

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360, “Property, Plant and Equipment”.

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. The Company determined that the long-lived assets associated with our BOKE, CCXA and 3H manufacturing facilities were not expected to be fully recoverable. For the year ended December 31, 2011, the Company recorded an impairment charge of $6,928,064 for BOKE and CCXA, and $733,688 for 3H representing the excess of the carry value of those assets over their respective fair market values (See Note 12).

Equity method Investments

The equity method of accounting is used for investments in entities in which the Company exercises significant influence but which do not meet the requirements for consolidation. Under the equity method, the Company initially records its investment at cost and adjusts the carrying amount of the investment to recognize the Company’s proportionate share of each equity investee’s net income or loss into consolidated statements of income after the date of acquisition.

The Company monitors its equity method investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information.

An impairment loss on the equity method investments is recognized in the consolidated statements of income when the decline in value is determined to be other-than-temporary (see note 13).

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Newly Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU No. 2011-04 effective January 1, 2012 and it is not expected to affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 effective January 1, 2012 and it is not expected to affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract (Note 16). As of December 31, 2011, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations. The Company is potentially subject to significant concentration of credit risk with respect to the prepaid forward repurchase contract. The initial contract was done with an affiliate of Merrill Lynch. The fact that the Merrill affiliate has merged with Bank of America reduced the bankruptcy and default risk. The Company will closely monitor the third depositary and may request early settlement of the contract prior to the maturity of the Notes.

Current vulnerability due to certain other concentrations

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Currency convertibility risk

The Company transacts the majority of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the ‘‘PBOC’’). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2011	2010
Accounts receivable	$69,551,171	$81,143,237
Allowance for doubtful accounts	(16,354,873)	(687,879)
Accounts receivable, net	$53,196,298	$80,455,358

Provision for doubtful accounts activity is as follows:

	December 31,
	2011	2010
Allowance for doubtful accounts, beginning balance	$687,879	$522,897
Provision for doubtful debts	15,670,248	164,982
Reversal	(3,254)	–
Written off	–	–
Allowance for doubtful accounts, ending balance	$16,354,873	$687,879

Accounts receivable arise from sales to our customers and are generally due and payable on terms ranging from 30 to 180 days beginning after the invoice date. The Company assessed distributors’ credit history, operation performance, financial position, reputation among peers, etc. to assign credit terms. The company’s management reviews credit term and conditions of the account receivable balance for each distributor on a quarterly basis.

In the year of 2011, the Company offered credit extension from 30 to 90 days to certain distributors with long-term business relationships and healthy credit records in order to match new industry practice and stimulate demand in sales. As a result, our days’ sales in accounts receivable increased to 125 days in 2011 compared to 82 days in 2010. The Company does not have plans to offer any additional credit term extensions in the near future.

Among the accounts receivable balance at December 31, 2011, 55% is within 1 to 3 months, 26% within 4 to 6 months, 19% are past due. In our business history, only insignificant accounts receivable cannot be collected which have been fully recorded as allowance for doubtful accounts.

During 2011 the Company reviewed its accounts receivable based on the changing climate in the drug business in China and estimated that a significant increase to its allowance was required. Through September 30, 2012, the Company has collected approximately $41,300,000 of the $53,196,298 net account receivable outstanding at December 31, 2011. The Company estimates that the remaining net receivables will be collected.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2011	2010
Raw materials	$6,228,319	$6,711,961
Work in process	3,652,867	2,274,499
Finished goods	9,633,260	3,511,163
Total inventories	19,514,446	12,497,623
Less: provision against slow-moving inventories	(624,516)	(22,734)
Inventories, net	$18,889,930	$12,474,889

Capitalized agricultural costs are summarized as follows:

	December 31,
	2011	2010
Raw materials	$993,126	$190,697
Payments for long-term crop contracts	17,012,586	7,724,069
Prepaid land leasing costs for long-term supply contracts	4,292,345	439,487
Others	35,880	4,324
Capitalized agricultural costs	$22,333,937	$8,358,577

To mitigate the impact of the increasing cost and supply of raw materials, the Company entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are its major raw materials. Through these supply contracts, the Company believes that it will stabilize the supply of its major material in a long run and reduce the risk of increasing cost in future periods.

As such, in 2009 and 2010, the Company’s GLP subsidiary entered into long-term supply contracts with various third parties to grow Millettia, a major raw material of the Company, on behalf of the Company through leasing land use rights and production arrangements. Under these contracts, the Company bears the costs in relation to Millettia cultivation and in return entitled to a supply price at fair value discounted at a pre-determined rate when delivered. The purchase commitment is unconditional and the Millettia is not expected to be harvest until after 2018. The Company expects the initial supply of Millettia to occur between year nine and year eleven of the contract period as Millettia is a stem from a certain plant which requires an eight to ten-year period to mature. These contracts expire after 30 years but entitle the Company to renew with terms to be negotiated. As of December 31, 2011 and 2010, the Company capitalized agricultural costs in relation to Millettia cultivation of $14,123,280 and $630,184, respectively.

On October 17, 2009, AOB subsidiary 3H entered into a long-term supply contract with a third party to secure the supply of Xanthoceras Sorbifolia Bge (“XSB”), which is a major raw material of the Company. The Company expects such supply to start from year four of the contract as XSB is a fruit from a certain plant which requires a three-year period to mature. The contract expires after 10 years while the Company is entitled to renewal with terms to be negotiated. Under the contract the Company is entitled to a supply price at fair value when delivered. As of December 31, 2011 and 2010, the Company capitalized agricultural costs in relation to Millettia cultivation of $8,174,777 and $7,724,069, respectively.

Pre-harvest agricultural costs, including irrigation, fertilization, seeding, laboring, land leasing costs, and other ongoing crop and land maintenance activities, are capitalized as inventory and cease to be accumulated when the crops reach maturity and is ready to be harvested. Land leasing costs incurred prior to harvest are capitalized as they are an essential pre-condition to the cultivation and an inevitable cost component of the total growing cost during the cultivation period. All costs incurred subsequent to the crops reaching maturity will be expensed as incurred.  The Company has reflected the capitalized agriculture costs as a long term asset as it does not expect to utilize this asset currently.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 7 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	December 31,
	2011	2010
Advance to suppliers	$15,591,318	$12,292,689
Prepaid expenses	943,873	1,953,455
Advances to suppliers and prepaid expenses	$16,535,191	$14,246,144

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development.

NOTE 8– NOTE RECEIVABLE

On December 28, 2011, the Company entered into an agreement to loan $27,848,917 (RMB 177,250,000) to Nanning City Small Loan Limited Co., (“Nanning”). The loan principal was due on March 27, 2012, was unsecured, and according to the loan agreement, the Company was to earn 20% interest per annum, less 5% business tax.  In January, 2012, the loan principal was repaid and in addition interest income of approximately $389,000 (RMB 2,453,771) was received.

NOTE 9– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
At cost:
Buildings	$146,410,665	$104,865,498
Machinery and equipment	25,851,084	23,512,674
Motor vehicles	2,105,105	1,568,813
Office equipment	3,162,305	2,529,352
Other equipment	1,812,266	3,996,164
Construction in progress	25,264,200	22,516,044
	204,605,625	158,988,545
Less: Accumulated depreciation	(34,071,175)	(26,924,885)
Property, plant and equipment, net	$170,534,450	$132,063,660

As of December 31, 2011 and 2010, the net book value of property, plant and equipment pledged as collateral for bank loans was $6,249,074 and $6,243,893, respectively. See Note 15.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $5,709,259, $5,014,924 and $4,142,651, respectively.

Construction in progress as of December 31, 2011 and 2010 was $25,264,200 and $22,516,044, respectively. Construction in progress represents the construction for production lines and buildings. The Company capitalizes interest as a component of construction in progress in accordance with ASC 835.

Total interest costs capitalized as part of construction in progress for the years ended December 31, 2011, 2010 and 2009 amounted to $1,069,200, $1,330,488 and $816,392, respectively. Capitalized interest included in construction in progress was $2,120,207 and $1,640,632 as of December 31, 2011 and 2010, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 10 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2011	2010
Cost of land use rights	$172,055,852	$165,625,682
Less: Accumulated amortization	(14,127,700)	(10,192,371)
Land use rights, net	$157,928,152	$155,433,311

As of December 31, 2011 and 2010, the net book value of land use rights pledged as collateral was $21,020,381 and $20,729,293, respectively. See Note 17.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $3,476,589, $3,329,633 and $3,239,304, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012	$3,529,312
2013	3,529,312
2014	3,529,312
2015	3,529,312
2016	3,529,312
Thereafter	140,281,592
Total	$157,928,152

NOTE 11– GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2011, are as follows.

	Manufacturing Segment	Distribution Segment	Total
Balance as of January 1, 2011	$27,817,108	$5,347,013	$33,164,121
Impairment losses	(27,817,108)	(5,347,013)	(33,164,121)
Balance as of December 31, 2011	$–	$–	$–

The manufacturing and distribution segments were tested for impairment after the annual forecasting process. Due to an increase in competition in the generic drug market in China under the health care reform, and the governments’ downward pressure on prices, the operating profits and cash flows for the manufacturing segment were lower than expected in the fourth quarter of 2011. Based on that trend, the earnings forecasts for the next five years were revised. For the year ended December 31, 2011, a goodwill impairment loss of $27,817,108 and $5,347,013 were recognized in the manufacturing reporting units and distribution reporting units respectively. No impairments occurred with respect to the carrying value of goodwill in 2010 and 2009. The fair value of those reporting units was estimated using the expected present value of future cash flows expected at that time.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 12– ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	December 31,
	2011	2010
At cost:
Product licenses	$16,676,940	$16,053,679
Trademarks	11,370,712	10,945,759
Patents	5,165,046	4,972,016
Proprietary technology	303,326	291,990
Software	131,427	94,488
Distributor network of Liaoning Baicao	5,521,077	–
	39,168,528	32,357,932
Less: Accumulated amortization
Product licenses	(10,437,361)	(8,891,025)
Trademarks	(7,997,473)	(6,009,283)
Patents	(2,889,637)	(2,448,111)
Proprietary technology	(136,899)	(100,775)
Software	(30,189)	(19,611)
	(21,491,559)	(17,468,805)
Less: Impairment
Product licenses	(4,407,204)	–
Trademarks	(1,115,069)	–
Patents	(1,247,604)	–
Proprietary technology	(166,427)	–
Software	(12,007)	–
	(6,948,311)	–
Acquired intangible assets, net	$10,728,658	$14,889,127

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $3,283,901, $4,354,074 and $5,049,117, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012	$5,080,917
2013	3,760,140
2014	1,852,172
2015	11,813
2016	11,813
Thereafter	11,803
Total	$10,728,658

As of December 31, 2010 the Company had recorded acquired intangible assets with a net book value of $14,889,127. These intangible assets relate to product licenses, trademarks, patents and other intangibles the company had acquired in prior years from third parties or acquisitions. During 2011, as part of acquisition of Liaoning Baicao (Note 13), the Company also acquired a distributor network that was valued at $5,521,077 through the purchase price allocation. The distribution network will be amortized on a straight line method over 3 years. As of December 31, 2011, the net book value of these intangible assets was $10,728,658.

For the years ended December 31, 2011, 2010 and 2009 the Company conducted annual impairment tests to determine if recorded amounts for these assets all active, being used in production of products or would be utilized in future production. The assessment also included an evaluation of the ongoing cash flows from these assets. In performing such analysis as of December 31, 2011, the Company identified certain product licenses, trademarks and patents that would no longer be used due to change in product lines, customer acceptance or expiration of the underlying right. As such, the Company determined that $6,928,064 of such items had been impaired or abandoned during the year ended December 31, 2011.  The Company believes the remaining product licenses, patents, trademarks, distributor network, and other intangibles still have value and are used in ongoing operations.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 13 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

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

As of December 31, 2011, the Company owns a 33.98% equity interest in AXN through an initial $18 million direct investment of its common stock in April 2008 and a subsequent conversion of a promissory note into additional common stock in August 2009. The promissory note represents an advance of RMB30 million (Approximately $4.4 million) to AXN in May 2008. Upon conversion, the balance of such advance was reclassified to investment. The Company owns a 40% equity interest in Jinji through the acquisition of GLP in April 2006.

The cost of investments in excess of the estimate of the underlying equity in net assets at the time of the investments was goodwill of $1,369,799. The following table summarizes the changes in investments in and advances to equity investments as of and for the years ended December 31, 2011, 2010 and 2009.

	AXN	Jinji	NuoHua Affiliate	Total
Balance, January 1, 2009	$20,939,865	$250,761	$33,772,438	$54,963,064
Investments	4,759,612	–	–	4,759,612
Advances	(4,516,909)	(41,332)	–	(4,558,241)
Income (loss)	(328,900)	2,853	2,401,186	2,075,139
Foreign currency translation	–	324	85,989	86,313
Balance, December 31, 2009	20,853,668	212,606	36,259,613	57,325,887
Advances	(3,300)	58,195	–	54,895
Income (loss)	(1,947,002)	553	2,159,626	213,177
Disposal of investment	–	–	(39,651,047)	(39,651,047)
Foreign currency translation	–	4,515	1,231,808	1,236,323
December 31, 2010	18,903,366	275,869	–	19,179,235
Advances	43,166	(101,338)	–	(58,172)
Income (loss)	(1,258,000)	3,027	–	(1,254,973)
Impairment of investment	(11,937,037)	–	–	(11,937,037)
Foreign currency translation	–	5,369	–	5,369
Balance, December 31, 2011	$5,751,495	$182,927	$–	$5,934,422

The advances to AXN and Jinji were unsecured, non-interest-bearing and repayable on demand.

As of December 31, 2011 and 2010, the value based on quoted market price is as follows:

	December 31,
	2011	2010
Investment in AXN based on quoted market price	$5,708,329	$46,841,875

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Company considered AXN’s declining stock price, as well as other information found in the public filings of AXN, and various internet articles and websites, as indicators that the decline in the value of AXN was other than temporary and accordingly performed an asset impairment test at December 31, 2011. Such factors as AXN’s write off of its Goodwill and a “going concern” paragraph in its most recent audit report were two of the factors. The Company considered the market value of the publicly traded stock of AXN, as well as adjusting the carrying value of the investment for the step up in value of the net assets and goodwill recognized upon the original investment, as indicators of the current value of the investment. After considering these methodologies the Company estimated the value of its equity investment in AXN to be $5,708,329, and recognized an impairment amounted to $11,937,037 in the equity investment for the year ending December 31, 2011.

Disposal of NuoHua Affiliate and acquisition of Liaoning Baicao

On September 27, 2010, the Company entered into a share transfer agreement with an unrelated third party buyer to transferan equity interest in NuoHua Affiliate for a consideration of RMB 255,000,000 ($38,567,410), including cash of RMB 148,543,200 ($22,466,378) and an equity interest of RMB 106,456,800 ($16,101,032) of another company owned by the third party buyer. The legal transfer of NuoHua Affiliate was completed in October 2010 and the difference between the sales price and the carrying value of the Company’s equity interest in NuoHua Affiliate of $1,083,637 was recognized as a loss on disposal of NuoHua Affiliate during the year ended December 31, 2010. At December 31, 2010, the total consideration of RMB 255,000,000 ($38,567,410) was recognized as receivable for disposal of NuoHua affiliate.

On October 29, 2011, the equity interest to be transferred to the Company was determined to be 100% of Liaoning Baicao, which distributes pharmaceutical products through its sales network covering major urban and rural areas in Liaoning province in the PRC. On December 28, 2011, the acquisition of Liaoning Baicao was completed.

The receivable to be paid with the equity interest of Liaoning Baicao was RMB 106,456,800 ($16,101,032 plus a translation gain of $600,412, or $16,701,444). The estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed of Liaoning Baicao was determined to be RMB 52,534,719 ($8,254,076). The difference of RMB 53,922,081 ($8,447,368) between the receivable balance and the fair value of at the acquisition date was recognized as a loss on receivable for disposal of NuoHua affiliate.

In November 2011, the Company was paid cash consideration of RMB 33,000,000 (approximately $5,180,000). As of December 31, 2011, the Company was due cash consideration from the third party of RMB 115,543,200 ($18,153,754) which was subsequently collected in cash in May, 2012.

The Company accounted for the acquisition of Liaoning Baicao as a business combination and allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company engaged an independent third-party valuation firm to assist in the determination of the fair value of the net assets of Liaoning Baicao. As there was only three days from the transfer date of December 28, 2011 to the year end of December 31, 2011, the operating results for three days were not considered in the consolidated financial statements due to the immaterial impact.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Receivable for disposal of NuoHua Affiliate	$16,101,032
Translation gain	600,412
Loss on disposal of NuoHua Affiliate	(8,447,368)
Purchase price	$8,254,076

Current assets	$11,757,080
Property and equipment	2,243,409
Intangible assets-distribution network	5,521,077
Other long-term assets	69,148
Total liabilities	(11,336,638)
Total net assets acquired	$8,254,076

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 14 – ACCRUED EXPENSES AND OTHER PAYABLES

The components of other payables and accrued expenses are as follows:

	December 31,
	2011	2010
Other taxes payable	$228,597	$295,702
Other payables	6,949,196	5,587,335
Accrued expenses	7,943,568	8,365,841
VAT payable	2,904,509	3,790,679
Due to employees	448,374	2,803,189
Advances from customers	1,375,760	2,194,450
Other current liabilities	71,088	68,431
Accrued payroll	1,280,441	1,218,037
Other payables and accrued expenses	$21,201,533	$24,323,664

Other payables balance mainly represent VAT-output for manufacturing subsidiaries.

Accrued expenses mainly represent promotional fee, interest expenses accrued on convertible notes and other banks loans and accrued advertisement expenses.

Due to employees mainly represents commissions payable or expense reimbursements due to our salesmen.

Advances from customers mainly represent cash received for goods not yet delivered to customer.

NOTE 15 – DEBT

Short-term loans obtained from local banks were $6,756,014 and $6,957,258 as of December 31, 2011 and 2010, respectively. The short-term loans payable are due on various dates through September 19, 2012 (through September 27, 2011 at December 31, 2010), with interest ranging from 5.8% to 7.2% per annum (5.3% to 5.6% at December 31, 2010), and secured by property, plant and equipment and land use rights owned by the Company.

The Company has outstanding long-term bank loans of $618,030 and $679,866 at December 31, 2011 and 2010, respectively. The mortgage loans payable bears interest on daily balances at 2.50% per annum below HSBC HKD best lending rate are due December 31, 2021, and secured by office.

The repayment schedule of long-term bank loans is as follows:

Due Date	Interest Rate Per Annum	December 31, 2011
December 31, 2012	2.50%	$63,070
December 31, 2013	2.50%	64,668
December 31, 2014	2.50%	66,303
December 31, 2015	2.50%	67,979
December 31, 2016	2.50%	69,696
Thereafter	2.50%	349,384
Total	681,100
Current portion	63,070
Long-term portion	$618,030

NOTE 16 – CONVERTIBLE NOTES

On July 15, 2008 the Company issued $115,000,000 of its 5% senior convertible notes (the “Notes”). The net proceeds from the sale of the Notes were $110,358,550. This liability of the Company is in default, which was caused by the delisting of the Company’s common stock by the NYSE as described in Form 25NSE filed on April 16, 2012 by NYSE; and by the non-payment of the interest due on July 15, 2012. The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Notes issuance costs incurred by the Company that were directly attributable to the issuance of the Notes were deferred and are charged to the consolidated statements of income and comprehensive income using the effective interest rate method over the term of the Notes. As of December 31, 2011 and 2010, the unamortized portion of the deferred financing fees was $1,347,735 and $2,359,404, respectively.

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

The balance of the notes outstanding at December 31,2010 was $115,000,000. For the year ended December 31, 2011, the Company repurchased a total of $6,500,000 in principal amount of the Notes for $3,160,004 cash consideration and expensed $97,607 of related unamortized Notes issue cost resulting in a net gain of $3,242,389 and leaving an aggregate of $108,500,000 in principal amount outstanding as of December 31, 2011.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The repurchases were initiated by the Note holders and are arms-length transactions and were recorded as follows:

The Notes repurchased
Principal amount	$6,500,000
Less: unamortized bond issue cost	(97,606)
Net Carrying Value	6,402,394
Repurchase Price	3,160,005
Gain on debt extinguishment of debt	$3,242,389

The effective interest rate on the convertible notes for the years ended December 31, 2011, 2010 and 2009 was 5.13%.

The amount of interest cost recognized for the years ended December 31, 2011, 2010 and 2009 was $5,570,725, $5,750,000 and $5,750,000, respectively.

Subsequent to year end the Company settled an additional $59,339,000 of principal amount of the Notes for $18,478,888, with an expected $40,860,112 gain on extinguishment to be recognized for the year ended December 31, 2012.

NOTE 17– PREPAID FORWARD SHARES REPURCHASE TRANSACTION

In connection with the offering of the Notes, the Company entered into a prepaid forward repurchase contract with an affiliate of the lead placement agent (“Merrill affiliate”). Pursuant to the prepaid forward repurchase contract, the Company paid approximately $30 million to the Merrill affiliate to fund the purchase of 1.85 million shares of common stock for settlement at or about maturity of the Notes, which will occur on July 15, 2015. The forward shares purchase transaction was also intended to reduce the potential dilution of common stock that would result from the conversion of the Notes into shares of common stock.

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

In 2012 the Company received the 1.85 million shares from Merrill Lynch to complete this part of the transaction. The Company expects to cancel the shares received.

NOTE 18 – SHAREHOLDERS’ EQUITY

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

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Stock options

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

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

The Company recorded $1,898,550, $1,898,552 and $1,922,769 compensation cost for years ended December 31, 2011, 2010 and 2009, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in selling, general and administrative expenses. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $1,674,627 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 1.2 years as of December 31, 2011.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The expected forfeiture rate of the stock options granted as of December 31, 2011 is 0%.The following table summarizes the stock option activities of the Company:

	Activity	Weighted Average Exercise Price

Outstanding as of January 1, 2010	1,018,102	$15.81
Granted	–	$–
Exercised	–	$–
Cancelled/Forfeited	(102,463)	$17.47

Outstanding as of January 1, 2011	915,639	$15.63
Granted	–	$–
Exercised	–	$–
Cancelled/Forfeited	(32,000)	$13.64
Outstanding as of December 31, 2011	883,639	$15.70

Vested and expected to vest as of December 31, 2011	883,639

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$17.08 - 21.48	416,350	$20.04	5.44	333,080	$20.04
$9.90 -16.70	323,040	$13.53	6.60	193,824	$13.53
$8.02	144,249	$8.02	7.33	57,700	$8.02
	883,639			584,604

Options granted have no intrinsic value at grant date and at the date of these financial statements as the exercise price of all vested and unvested options was higher than the market price.

The weighted average fair value per share of the 883,639 options issued under the Company’s 2006 Plan is $10.41 per share. As of December 31, 2011, the Company has 584,604 outstanding vested stock options, with an exercise price above the average market price.

Common Stock Awards

On April 10, 2009, April 8, 2010 and April 10, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of common stock awards to the Company’s executive officer and certain senior management members. Common stocks awards granted vest over a five-year service period. Compensation expense is recognized for the fair value of common stocks on the grant date on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the common stocks awards under the 2006 Plan.

The expected forfeiture rate of the common stock awards granted as of December 31, 2011 is 7%.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following is a summary of the status of the Company’s common stock awards for the year ended December 31, 2011:

	Number of Common Stocks	Weighted Average Grant Date Fair Value
Non-vested common stocks at beginning of year	506,338	$8.19
Granted	444,337	$3.40
Forfeited	(75,675)
Vested	(111,601)
Non-vested common stocks at December 31, 2011	763,399	$5.69

Expected to vest as of December 31, 2011	763,399

The Company recorded selling, general and administrative expenses of $995,763, $787,458 and $323,401 in connection with such awards for the years ended December 31, 2011, 2010 and 2009, respectively.

The total fair value of the common stock awards granted as of the respective grant date was $5,666,538, of which the unrecognized portion of $3,567,201 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 3.42 years as of December 31, 2011.

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

Any common stock repurchased by the Company became part of its treasury stock which will be shown as a separate item in the consolidated statements of changes in shareholders’ equity. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of December 31, 2011, the Company had repurchased 224,582 shares of its common stock at a total cost of $799,999 pursuant to this Share Buyback Program.

NOTE 19 - RESTRICTED NET ASSETS

Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. Amounts restricted included paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries. Such balance as of December 31, 2011 and 2010 are summarized below:

	December 31,
	2011	2010
Paid-in capital of the PRC subsidiaries	$86,589,161	$86,589,161
Statutory reserve of the PRC subsidiaries (included in retained earnings)	$26,888,517	$26,471,124

NOTE 20 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2011, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $9,180,558 within one year and $3,011,925 after one year but within five years. In addition, the Company had advertisement contract commitments of $578,189 for the next 12 months as well as R&D commitments of $3,340,486 within one year and $2,223,074 after one year but within five years.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvest until after 2018 (note 6). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts.

In 2010 an individual named Haining Zhang sued the Company and certain of its officer(s) for breach of fiduciary duties. The Company and its officer(s) believed the claims were bogus and moved to petition the court to dismiss the case entirely. As of the filing date of this report, the case has not been established by the court.

After the reporting period, a complaint in the form of class action litigation was filed in the Federal District Court for the Central District of California by Kevin McGee against the Company and certain of its current and former officers and directors. Similar complaints were brought up by different plaintiff and representative law firms. However due to the identical nature of claims, i.e. alleging the Company in violation of Section 10(b) and 20(a) of the Exchange Act of 1934 and rules promulgated thereunder, the court on October 16, 2012 granted the motion of Richard Deutner and Itent EDV Dienstleistungs GmbH for appointment as lead plaintiff and, thereafter, ordered that the amended consolidated complaint be filed no later than November 19, 2012. On that date, Plaintiff filed and served an amended consolidated complaint, which repeated the allegations set forth in the original complaint and added allegations to the effect that the Company's restatement of its financial statements evidenced allegedly knowing and intentional misstatements of material facts in the Company's public filings. The Company and two former and one current director have been served with the amended consolidated complaint. Responses are due December 19, 2012. In accordance with the schedule set by the Court, the served Defendants, including the Company, served and filed a motion seeking dismissal of the amended consolidated complaint in the action. The motion seeks dismissal of all causes of action. The Company denies the allegations. No prediction can be made, however, as to the final outcome of the matter.

There is no known other legal proceedings against the Company.

NOTE 21 – SEGMENT REPORTING

For the years ended December 31, 2011, 2010 and 2009 the Company’s segments are as follows:

	Year Ended December 31,
	2011	2010	2009

Manufacturing Segment
Revenue from pharmaceutical products	$159,024,681	$250,131,594	$244,168,159
Revenue from nutraceutical products	37,757,118	41,020,289	39,125,655
Total manufacturing revenue	196,781,799	291,151,883	283,293,814
Total manufacturing costs	96,942,439	133,846,985	116,961,988
Depreciation and amortization expense	5,615,731	4,973,682	4,562,045
Selling, general and administrative expenses, Research and development costs and Advertising costs	67,663,752	111,025,660	92,591,166
Provision for doubtful accounts-manufacturing segment	(12,710,084)	–	–
Impairment of acquired intangible assets-manufacturing segment	(6,928,064)	–	–
Impairment of goodwill-manufacturing segment	(27,817,108)	–	–
Operating (loss) income of manufacturing segment	(42,007,311)	33,426,593	56,635,139
Distribution Segment
Distribution revenue	15,908,589	14,792,202	12,856,966
Provision for doubtful accounts-distribution segment	(2,914,914)	–	–
Impairment of goodwill-distribution	(5,347,013)	–	–
Impairment of property, plant, and equipment-manufacturing segment	(733,688)	–	–
Operating (loss) income of distribution segment	(11,525,052)	(489,070)	2,054,253

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Net income (loss) for reportable segments	(53,532,363)	32,937,523	58,689,392
Net income (loss) for non segment subsidiaries	(13,917,565)	(18,850,596)	(17,268,242)
Consolidated Net (Loss) Income Attributable to Controlling Interest	$(67,449,928)	$14,086,927	$41,421,150

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

As of December 31, 2011 and 2010, total assets of the manufacturing and distribution segments are as follows:

	December 31,
	2011	2010
Manufacturing	$396,854,361	$427,354,827
Distribution	51,672,762	54,938,520
Corporate	116,453,934	127,929,799
Total assets	$564,981,057	$610,223,146

As of both December 31, 2011 and 2010, goodwill of the manufacturing and distribution segments was nil and $5,347,013, respectively.

For the years ended December 31, 2011, 2010 and 2009, capital expenditures of the manufacturing and distribution segments are as follows:

	Year Ended December 31,
	2011	2010	2009
Manufacturing	$37,327,413	$5,161,710	$4,810,168
Distribution	8,234	18,530	692
Corporate	60,755	883,428	287,857
Total capital expenditure	$37,396,402	$6,063,668	$5,098,717

All of the Company’s operations are located in the PRC.

NOTE 22 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding, excluding common shares to be delivered under a prepaid forward repurchase contract (1,856,350 shares) during the year. Diluted earnings per share is computed by dividing net income attributable to controlling interest as adjusted for the effect of dilutive potential common shares, if any, by the weighted average number of common shares and dilutive potential common shares outstanding during the year. The potential common stocks are stock options, common stock awards and convertible notes.

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders.

	Years Ended December 31,
	2011	2010	2009

EPS Numerator:
Net (loss) income attributable to controlling interest	$(67,449,928)	$14,086,297	$41,421,150
Interest expense on convertible securities, net of taxes	–	–	5,750,000
Amortization of financing costs, net of taxes	–	–	928,290
Less: capitalization of interest on convertible securities	–	–	(816,392)
Net income, as adjusted	$(67,449,928)	$14,086,297	$47,283,048

EPS Denominator:
Weighted average common shares outstanding – Basic	37,416,241	37,405,008	37,306,301
Effect of dilutive instruments:
Convertible notes	–	–	7,116,337
Common stock awards to be issued	–	457,405	220,672
Weighted average common shares outstanding – Diluted	37,416,241	37,862,413	44,643,310

EPS - Basic	$(1.80)	$0.38	$1.11
EPS - Diluted	$(1.80)	$0.37	$1.06

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of stock options for the years ended December 31, 2011, 2010 and 2009, because the exercise of these options would not have been dilutive for those years due to the fact that the exercise prices were greater than the weighted average market price of the Company’s common stock for each year.

As more fully discussed in Note 18, the Company had certain convertible notes outstanding during the years presented. The aggregate number of shares of common stock that could be issued in the future to settle these notes is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense and issuance costs (net of tax) attributable to these notes are added back to net income attributable to controlling interest, reflecting the assumption that the notes have been converted.  The calculation of diluted earnings per share excludes the convertible notes for the year ended December 31, 2011 because conversion of the convertible notes under the if-converted method would have been anti-dilutive.

NOTE 23 – INCOME TAX

The Company’s operating subsidiaries have their principal operations in the PRC and are subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in2011, 2010, and 2009, subject to certain rate reductions. Each of the Company’s subsidiaries in the PRC files separate tax returns. The Company’s subsidiaries Three Happiness, HSPL, GLP,CCXA, and Boke were granted certification as “high and new technology” enterprises from 2008 to 2011 and benefit from a preferential income tax rate of 15%. Beginning January 1, 2012, the preferential income tax rate of 15%was extended for Three Happiness, HSPL, GLP, CCXA, and Boke until December 31, 2013.

The provisions for income taxes for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2011	2010	2009

Current tax provision-PRC	$7,539,007	$9,737,875	$14,234,251
Deferred tax and ASC 740 provisions-PRC	(6,903,954)	(402,537)	(1,017,265)
Total provision for income taxes	$635,053	$9,335,338	$13,216,986

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses is as follows:

	Years Ended December 31,
	2011	2010	2009

Income tax benefit at PRC statutory tax rate of 25%	$(16,964,074)	$5,848,582	$13,629,798
Preferential tax rates	(1,787,740)	(4,569,785)	(7,051,457)
Tax rate differences	(3,992,920)	(1,953,086)	(1,247,652)
Goodwill and intangibles impairment	12,427,386	–	–
Deferred tax impact	–	(959,676)	871,749
Uncertain tax positions	1,892,425	–	–
Effect of net operating losses	8,609,226	8,680,147	6,055,491
Permanent differences:
Tax exempted income	–	(545,401)	(659,581)
Other permanent differences	450,750	2,786,350	1,326,700
Total provision for income taxes	$635,053	$9,335,338	$13,216,986

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010

Deferred tax assets
Current
Provision for doubtful accounts receivable	$2,751,092	$96,334
Other costs	–	190,536
Unrecorded expenses	474,711	362,633
Total current deferred tax assets	3,225,803	649,503
Non-current
Amortization	79,151	147,024
Impairment of fixed assets	183,958	–
Total non-current deferred tax assets	263,109	147,024
Total deferred tax assets	3,488,912	796,527
Deferred tax liabilities
Current
Excess accrual of welfare	(63,382)	(171,293)
Other	(26,688)	(72,011)
Total current deferred tax liabilities	(90,070)	(243,304)
Non-current
Amortization	(948,322)	(443,775)
Depreciation	(128,771)	(354,451)
GLP step up of acquired assets	(6,356,091)	(6,426,982)
CCXA step up of acquired assets	(3,076,569)	(4,557,169)
Boke step up of acquired assets	(2,345,451)	(4,055,102)
Liaoning Baicao step up of acquired assets	(1,717,288)	–
Total non-current deferred tax liabilities	(14,572,492)	(15,837,479)
Total deferred tax liabilities	(14,662,562)	(16,080,783)
Net deferred tax liabilities	$(11,173,650)	$(15,284,256)

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2011, the Company recorded a full valuation allowance against the deferred tax assets of those subsidiaries that are in a cumulative loss position.

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2011, 2010 and 2009 due to the cumulative tax net operating losses in the United States. As of December 31, 2011, the Company had net operating tax losses carried forward of $66,176,819, which includes $40,577,550, $17,622,502 and $7,976,767 in the US, PRC, and Hong Kong, respectively. Those losses carried forward in the US expire between years 2025 and 2031 and in the PRC expire between years 2013 and 2016. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and are principally non operating holding companies. The Company believes it is unlikely that these companies will ever have significant separate profits and have determined all amounts should have full valuation allowances. The loss carryforwards tax effect of the US, PRC, and Hong Kong would be approximately $21,477,834 at December 31, 2012. This amount is fully valued and not presented in the table above. As of December 31, 2011, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Company’s PRC subsidiaries deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Year ended December 31,
	2011	2010	2009

Income (loss) per common share-basic	$(1.80)	$0.38	$1.11
Effect of tax holiday	(0.09)	(0.12)	(0.19)
Pro forma income (loss) per common share-basic	$(1.89)	$0.26	$0.92

Accrued Taxes

Effective January 1, 2007, the Company adopted the guidance for accounting for uncertainty in income taxes as provided under FASB ASC 740, Income Taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of December 31, 2011, the Company has recorded an accrued tax of $8,849,004 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. The Company recorded a penalty of $663,343 and $398,395 for the years ended December 31, 2011 and 2010, respectively, related to its uncertain tax positions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

Reconciliation of accrued taxes excluding the penalty is as follows:

	December 31,
	2011	2010

Beginning balance	$6,055,656	$2,746,561
Increases related to prior year positions	162,530	1,513,198
Increases related to current year positions	2,630,818	1,795,897
Ending balance	$8,849,004	$6,055,656

The Company has various open tax years between 2005 and 2010 in its significant operating jurisdictions.

NOTE 24 – EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,714,921, $3,582,934, and $978,178 for the years ended December 31, 2011, 2010 and 2009, respectively and are included in selling, general and administrative expenses.

NOTE 25 – SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company repurchased an additional aggregate amount of $59,339,000 of its outstanding 5% senior convertible notes in multiple negotiated transactions for a cost of $20,042,844.

In June 2012, the Company cancelled 965,936 shares of common stock cancellation. In August 2012, the Company received 1,856,350 shares from the advance settlement of all shares in the prepaid forward contract with Merrill Lynch.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 26 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	March 31	June 30	September 30	December 31

Year Ended December 31, 2011
REVENUES	$52,002,110	$54,051,796	$53,934,602	$52,701,880
GROSS PROFIT	25,075,910	25,844,851	25,204,178	23,625,744
NET INCOME/(LOSS)	809,048	2,705,144	7,681,987	(79,687,527)
Basic net income/(loss) per common share	0.02	0.07	0.20	(2.10)
Diluted net income/(loss) per common share	$0.02	$0.07	$0.20	$(2.10)

Year Ended December 31, 2010
REVENUES	$53,749,768	$77,296,212	$91,533,044	$83,365,061
GROSS PROFIT	28,236,721	39,840,352	47,282,198	42,398,283
NET INCOME	3,117,777	5,117,734	4,239,507	1,583,972
Basic net income per common share	0.08	0.14	0.11	0.04
Diluted net income per common share	$0.08	$0.14	$0.11	$0.04

