Form 10-K
period 2012-12-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-06-11
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

86-10-5982-2039

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.002 Per Share	None
(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held on June 30, 2012 by non-affiliates of the registrant was $12,513,289 based on the closing price of $0.40 per share on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

On June 10, 2013, 36,419,706 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements as defined within Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

We are a China-based, vertically integrated pharmaceutical company dedicated to improving health through the development, manufacture and commercialization of a broad range of pharmaceutical and healthcare products. A majority of our current products are manufactured using plant based materials. Our business is comprised of prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products were approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy before they were permitted for sale in China. We sell our pharmaceutical products primarily to hospitals, clinics, pharmacies and retail outlets in all provinces, including rural areas and major cities in China, through the efforts of our sales and marketing professionals. We leverage our relationship with distributors to distribute our products to both urban and rural areas of China. We intend to use our established business as a platform for continued growth both organically and through strategic acquisitions.

The following table represents the manufacturing revenues realized from the sale of our pharmaceutical and nutraceutical products, as well as our distribution revenue from our distribution business for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue from pharmaceutical products	$92,028,563	$159,024,681	$250,131,594
Revenue from nutraceutical products	6,478,928	37,757,118	41,020,289
Total manufacturing revenue	98,507,491	196,781,799	291,151,883
Distribution revenue	46,592,136	15,908,589	14,792,202
Total revenues	$145,099,627	$212,690,388	$305,944,085

The global economic challenges and uncertainties impacted our business in 2011 and 2012. These challenges and uncertainties have negatively affected consumers’ demands for both pharmaceutical and nutraceutical products, which contributed to the overall decline in sales during 2011 and 2012 as compared with 2009 and 2010.

In addition to the ongoing economic challenges and uncertainties, our business was negatively impacted by incidents such as the toxic drug capsules incident in 2012. Incidents like that shook the pharmaceutical industry, resulting in a decline in market demand for capsules-related products. Although we are not directly involved in the scandal and we have been inspected and passed the safety requirement, our sales in pharmaceutical and nutraceutical products have been impacted significantly due to the loss of confidence of consumers and substantial decline in market demand. This decline was offset by the acquisition of Liaoning North Medicated Herbs Pharmaceutical Co., Ltd. in December 2011, which contributed an increase in distribution revenue in 2012.

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

We currently market 109 pharmaceutical products in China. Two flagship prescription pharmaceutical products currently marketed in China are Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, and Cease Enuresis Soft Gel, or CE Gel. SHL Injection Power is an anti-viral injection effective in treating respiratory infections, bronchitis and tonsillitis, and CE Gel is indicated to alleviate bedwetting. We market our SHL Injection Powder through our brand name SHL, and our CE Gel through Harbin Three Happiness Bioengineering Co., Ltd, or Three Happiness. These products are detailed to physicians at hospitals and clinics through the efforts of our sales force and through educational physician conferences and seminars.

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

Industry Background and Market Opportunities

The Chinese pharmaceutical and nutraceutical markets are highly fragmented, consisting of a large number of small enterprises. We believe that such fragmentation provides opportunities for consolidation and acquisitions. However, the cost for consolidation has been going up in recent years as more acquirers step into the arena, including well capitalized international pharmaceutical giants, such as Bayer and Novartis, among others. Intensified competition among an increased number of acquirers makes accretive acquisitions more and more difficult.

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

According to the statistics of China’s National Development and Reform Commission, the pharmaceutical industry in China was approximately $181 billion in 2010. China became the world’s second largest pharmaceutical market after the US in 2012, which includes western medicine and TCM. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted for RMB 850 billion, or $124 billion, in a three year program to make medical services and products more affordable and accessible to the whole population. Although there is tremendous upside for the pharmaceutical market in China, it is volatile and full of uncertainties, challenges and fierce competition that could affect our future performance. Incidents such as the toxic drug capsules incident in 2012 exemplify the vulnerability of the market on which our performance depends.

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

The Chinese Ministry of Health ("MOH") published its EDL at the new edition of 2012 with 317 drugs on the list, among which 203 are TCM. We have 74 of our TCM products included in the EDL.

We believe that TCM will remain as mainstream medicines in China and will continue to grow as a result of:

•	The Chinese continued preference for TCM remedies with its roots deeply cultivated in five thousand years of history;

•	government support for modernized TCM as a key component of increasing quality of healthcare;

•	the rapidly growing over-the-counter market, in which TCM makes up more than half; and

•	lower pricing as compared to western medicine.

Nutraceutical Market

The Chinese nutraceutical market is a multibillion dollar market and continues to grow. The nutraceutical products are typically ingested in the form of a pill, capsule, tablet or in liquid form. The main channels for distributing nutraceutical products, including health foods, in China are supermarkets and retail outlets.

The nutraceutical market in China has been growing rapidly over the past decade, which is driven primarily by the increase in per capita income as well as the increase in awareness of the importance of maintaining one’s health. However, a series of food safety scandals and economy challenges have had an adverse effect on the nutraceutical market in 2012 and negatively affected our business in this sector.

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

Financial Information about Industry Segments

Since October 2008, we have two operating segments based on our major lines of businesses: manufacturing and distribution. For additional information please refer to Note 20 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Strengths

We believe we have the following strengths, the potential of which when materialized will give us an edge in competition in the market.

•	Diverse Product Categories That Provide Operating Flexibility. Our business consists of three product categories including prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. Our pharmaceutical products target different therapeutic areas including women’s health, nasal, bedwetting and anti-viral. Each of these competes in a market segment with differentiated regulatory, economic and general market characteristics. We believe this diversification reduces our dependence on any one market segment and enables us to adapt to evolving market conditions in China in order to optimize our business operations in a long run.

•	Well-Recognized Brand Names That Can be Leveraged for Competition with Our Competitors. We have nationally recognized brand names in China, including, Jinji, SHL, Boke and Three Happiness. We believe these brand names provide us with valuable resources for our products to compete in the market. It can also be leveraged further with product line extensions and by establishing brand families for related products. For instance, our Jinji product line enjoys brand recognition in the women’s health market. We believe we can significantly capitalize on this strength for future product introductions to treat other women’s health indications or even when we expand into other therapeutic categories.

Our Strategy

Given the ongoing economic challenges and uncertainties of the markets in which we operate, our objective is to stabilize our business and regain profit in our operation through development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

•	Cultivating AOBO as a Unified Mega Brand in Its Own Right, Fusing the Synergy among Our Nationally Established Individual Brands, such as, Jinji, Boke, CE, etc. Our vision is to create a unified mega brand for AOBO so that we can leverage on the brand equity we have already established to boost the credibility and the acceptance of our other products, including the image of those products that are part of the government sponsored tendering processes for EDL as well as those in the national insurance catalogs. We believe a reasonably priced product with a brand name will be more appealing to consumers, patients, and doctors.

•	Promoting Products through Education. We intend to support and increase the sales of our products by education, such as informational seminars to cultivate an educated audience for our branded products. We will detail the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces in China through the efforts of our sales force and through educational physician conferences and seminars. We will expand our extensive direct-to-consumer advertising campaign highlighting the quality and benefits of our fast growing over-the-counter pharmaceutical products through television, newspaper and print advertisements.

•	Developing and Introducing Additional Products to Expand or Strengthen Our Existing Portfolio. We plan to focus our research and development capabilities towards expanding our existing portfolio of approved products. We have over 170 prescription and over-the-counter pharmaceutical products in our portfolio that are currently approved but have not been commercially launched. In addition, we are conducting clinical trials for new modernized products. These products, if and when successful are expected to break into new markets, or will broaden our patient acceptance because of increased credibility. We have recently cut back on research and development costs due to liquidity concerns, so new product development will likely not be as aggressive as in recent periods.

Research and Development

We believe science, technology and innovation, when managed appropriately, will be a critical success factor in our business. Although there was uncertainties in the pharmaceutical market in 2012, we continued to commit substantial resources to research and development and spent $6.2 million, or 4% of total revenues in 2012, compared to $12.7 million 6% of total revenues in 2011. We have recently cut back on research and development costs due to liquidity concerns, so new product development will likely not be as aggressive as in recent periods.

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

We currently manufacture and sell 109 products. The following table summarizes our principal marketed pharmaceutical and nutraceutical products that comprised the majority of our revenue in the year of 2012.

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

Product safety and side effects are always a concern with TCM injection pharmaceutical products. Our SHL injection powder has not been subject to any liability claims. While we continue to conduct research to upgrade and improve the safety of the products, in 2010, HSPL where our SHL products are made had one short notice inspection by the GMP Expert Group from China SFDA, and three inspections by the provincial or municipal drug administration bureaus. We successfully passed each of the inspections.

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

Marketing and Sales

We focus our marketing efforts on establishing business relationships and growing our brand recognition. In 2012, we manufactured and marketed 109 products. In 2012, we made special efforts in our prescription and generic products’ market based on the changing pharmaceutical environment and we penetrated major cities and rural areas, including hospitals, clinics, pharmacies and retail stores. We continue to invest in marketing and TV advertisements. While marketing and promotional expenses for newly-launched products have impacted our short-term profitability, this is in line with our strategy of investing in new products we expect to have potential for growth in the future.

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

Our sales people are assigned to a number of retail pharmacies in a designated region, where they work with pharmacy salespeople to conduct in- store promotions and other forms of direct marketing to consumers and also educate pharmacy salespeople on our products. They also organize free community healthcare activities, collect consumer opinions on our products and our promotional and advertising activities, and relay these consumer opinions to our marketing strategy division. This valuable feedback allows us to tailor our promotional and advertising activities to fit different consumer profiles and different localities.

By working closely with our distributors, our customer support and sales team are able to provide us valuable insights into the operations of each local distributor, which help us, ensure that each distributor is able to operate effectively for our growth.

Distributors and Customers

We sell part of our products to third-party distributors who resell these products to hospitals and retail pharmacies. In addition, these distributors also handle distribution logistics, warehousing and transportation. As of December 31, 2012, our national distribution network consisted of more than 320 distributors covering major cities and extensive rural areas in China. The breadth of our distribution channel allows us to target distribution points comprising hospitals, clinics, pharmacies and retail stores.

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

The distribution industry in China is fragmented with over 10,000 distributors. Due to the number of distributors, we do not rely on any one distributor for our distribution needs. We estimate that our top 10 distributors account for only approximately 17% of our total sales.

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

The details of our facilities are as follows:

•	Three Happiness. Our Three Happiness facility is located in Harbin, the capital of Heilongjiang Province in northeast China. It is approximately 1,532,775 square feet and manufactures both pharmaceutical and nutraceutical products. The Three Happiness facility consists of one pharmaceutical and one nutraceutical manufacturing plant, including a dedicated building for soybean peptide products.

•	HSPL. Our HSPL facility is also located in Harbin. It is approximately 532,339 square feet and manufactures our SHL Injection Powder.

•	GLP. Our GLP facility is located in He Zhou, in the Guang Xi Province in southwest China. It is approximately 1,875,287 square feet and manufactures our Jinji series of women’s health products.

•	CCXA. Our CCXA facility is located in ChangChun, the capital of Jilin Province in northeast China. It is approximately 1,357,220 square feet and manufactures a variety of generic pharmaceutical products.

•	Boke. Our Boke facility is located in NanNing, the capital of Guang Xi Province in southwest China. It is approximately 174,280 square feet and manufactures our Boke series of nasal products.

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

As such, in 2009 and 2010, the Company’s GLP subsidiary entered into long-term supply contracts with various third parties to grow Millettia and XSB, a major raw material of the Company, on behalf of the Company through leasing land use rights and production arrangements. Under these contracts, the Company bears the costs in relation to Millettia cultivation and in return is entitled to a supply price at fair value discounted at a pre- determined rate when delivered. The purchase commitment is unconditional and the Millettia is not expected to be harvest until after 2018 and XSB is not expected to be harvest until after 2014. The Company expects the initial supply of Millettia to occur between year nine and year eleven of the contract period as Millettia is a stem from a certain plant which requires an eight to ten-year period to mature. XSB requires a three-year period to mature and the Company expects the initial supply from year four. The contracts for Millettia expire after 30 years and the contract for XBS expire after 10 years. All contracts entitle the Company to renew with terms to be negotiated.

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

To a large extent, we rely on such State Protection law to protect our intellectual property rights with respect to some of our products. As of December 31, 2012, we owned a total of 53 patents and the number of patents in the process of application is 37; and have registered a total of 272 trademarks and the number of trademarks in the process of application is 51.The Company has the following invention patents related to material products:

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

For the years ended December 31, 2012, 2011, and 2010, the Company conducted annual impairment tests to determine if recorded amounts for these assets all active, being used in production of products or would be utilized in future production. The assessment also included an evaluation of the ongoing cash flows from these assets. In performing such analysis as of December 31, 2011, the Company identified certain product licenses, trademarks and patents that would no longer be used due to change in product lines, customer acceptance or expiration of the underlying right. As such, the Company determined that $6,928,064 of such items had been impaired or abandoned during the year ended December 31, 2011. No such charges were recorded in 2012. The Company believes the remaining licenses, trademarks, and patents still have value and will continue to be used in ongoing operations.

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

Employees

We had 3,719 employees as of December 31, 2012. 1,182 of these employees are principally engaged in manufacturing and services activities, 1,752 in sales and marketing, 115 in research and development and 670 in management and administration. We continue to monitor our headcount and may add additional employees for sales and marketing, research and development, customer service and manufacturing and assembly as our business grows. In general, we consider our relationship with our employees to be good.

Insurance

We currently carry insurance policies which are customary for enterprises providing for total coverage of approximately $42 million. We have property coverage of approximately $16.6 million, motor vehicle coverage of approximately $0.9 million, employee health and accident coverage of approximately $24.12 million and material damage insurance coverage of $0.4 million . We paid aggregate insurance premiums of $86,848 in 2012.

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

The controversial Anhui Model, while its pros and cons are still subject to debate, as we interpret it from what we have observed, has created a tendency of government tendering process favoring low cost at the expense of quality at least in some provinces, including Anhui. The prevalence of this tendency has forced out some well-established manufacturers, such as The Buchang Group, (see report on November 1, 2011 from www.meinet.com.cn) from participation in bidding, as the winning bid demands a price below cost. Also in above cited report, Yu Mingde, the president of China Pharmaceutical Enterprise Management Society, was reportedly said that “Tong Ren Tang was forced out of bidding in certain regions” because of below cost pricing.”Facing the challenges between the profit margin squeeze and revenue growth, we have adopted and will continue to adopt a stance that gives more priority to profitability. Notwithstanding our effort, we cannot assure you of profitable operations if the Anhui Model continues its abusive practice in the government tendering process.

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

Risks Related to Our Business and Industry

Our auditors have included a going concern assumption in their opinion. We have sustained substantial decreases in our revenues and increases in our net loss in our last two fiscal years. We have also experienced substantial decreases in our cash balances and working capital during that timeframe.

We have incurred substantial operating losses in our past two fiscal years, and may continue to incur losses. For the year ended December 31, 2012, we recorded a loss from operations of $86,331,001 and utilized cash in operations of $46,453,319.  As of December 31, 2012, we had a working capital deficit of $10,763,083.  In addition, we were in default of $49,161,000 of our convertible notes due July 15, 2015. If the holders of the notes declare the notes due and payable, we presently do not have the ability to pay these notes. As a result, our independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions.   We believe we can utilize our properties and land use rights located in Beijing, China to secure such financing.  However, we do not have commitments for such funds, and no assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution to shareholders, in case or equity financing.

If we are unable to raise additional funds, we may be required to cease all operations and close our company, in which case our stockholders will suffer a total loss on their investment. If we do raise additional funds by issuing equity securities, further dilution to stockholders will result, and new investors could have rights superior to current shareholders. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

We are in default of outstanding convertible notes

On July 15, 2008 the Company issued $115,000,000 of its 5% senior convertible notes (the “Notes”). The net proceeds from the sale of the Notes were $110,358,550. During the years ended December 31, 2012 and 2011, the Company repurchased a total of $59,339,000 and $6,500,000, respectively, in principal amount of the Notes for cash consideration of $18,478,888 and $3,160,004, respectively, leaving an aggregate of $49,161,000 in principal amount outstanding as of December 31, 2012.

This liability of the Company is in default, which was caused by the delisting of the Company’s common stock by the NYSE as described in Form 25NSE filed on April 16, 2012 by NYSE; and by the non-payment of the interest due on July 15, 2012. On April 8, 2013, four of the holders of the Notes filed a action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. An adverse judgment related to this proceeding would have a material adverse affect on our liquidity.

A majority of our sales revenue is derived from six of our products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these six products could materially and adversely affect our financial condition and results of operations.

Our top six products, namely, Shuanghuanglian Lyophilized Injection Powder, or SHL Injection Powder, CE Gel, Jinji Capsule, Jinji Yimucao, Soybean Peptide Tablets and Boke Nose Spray, constituted approximately 45% of our total revenues in 2012 and 63% of our total revenues in 2011. We expect that these six products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

We have been named as a defendant in securities class action and shareholder derivative lawsuits, and in an action claiming we defaulted under the Notes, which could result in substantial damages and may divert management's time and attention from our business

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit, and in two shareholder derivative lawsuits, each described in more detail in "Item 3. Legal Proceedings." In addition a complaint has been filed against us by certain holders claiming default under the Notes.  These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to these lawsuits will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve the litigation or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations, financial position and stock price.

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

We have witnessed pricing pressure on EDL drugs, and those covered by NIC. The lower priced EDL drugs and NIC drugs may lure away customers or patients that may otherwise buy more expensive branded drugs. If this trend becomes wide spread, it could curtail the scale of our manufacture and finally lead to a decline in sales growth and profit margin.

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

In order to maximize growth in our current and potential markets, we believe that expanding our manufacturing and marketing operations is key. However, due to the ongoing economic challenges, we expect to stabilize or even decrease our employee headcount for cost control, which will place a strain on our management and on our operational, accounting, and information systems when necessary. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations.

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

We operate in a highly regulated industry and our business may be significantly affected by the changes in government policies that are not favorable to the pharmaceuticals industry

The pharmaceutical industry is highly regulated in the China and there have been several reforms in the healthcare policies in the recent years, including the price control polices on the retail prices of prescription and over-the-counter medicines as well as the National Medical Insurance Program. Such policies might not be favorable to our business and our revenue might be significantly affected by further changes in the future.

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

Our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties.

We currently carry insurance policies with property coverage of approximately $16.6 million, and motor vehicle coverage of approximately $0.9 million, which is substantially less that the carrying value of these assets. In the event of material loss or damage to our assets, our insurance policies would only cover a portion of the replacement value. Additionally, except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

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

We were late in filing tax returns and information reports as required under U.S. laws, and may ultimately be held liable for significant taxes, interest and penalties.

We were late in filing our (1) U.S. federal income tax returns for our taxable years ended December 31, 2012 and 2011, including, without limitation, information returns on Internal Revenue Service ("IRS") Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations, and (2) information reports for the years ended December 31, 2012 and 2011, concerning our interests in foreign bank accounts on TD F 90-22.1, Report of Foreign Bank and Financial Accounts ("FBARs"). Late filings of the IRS Forms 5471 subjects us to civil penalties of $10,000 for each of our 22 foreign subsidiaries with respect to each of the taxable years at issue (for an aggregate of $250,000). In addition, we are subject to civil penalties for the untimely filing of the FBARs of at least $10,000 for each of our 5 foreign bank accounts over the tow year period at issue (for an aggregate of $50,000). Although we do not believe that our failure to timely file the FBARs was "willful," if the IRS were to prove that our failure to file an FBAR was "willful," we ultimately could be held liable for a civil penalty for each such failure equal to the greater of $100,000 or 50% of the balance in the unreported foreign bank account. During the years at issue, our total foreign bank account balances have been as high as about $ 7 million. We have provided an accrual for what we believe would be the potential liabilities for the untimely filing of the IRS Forms 5471 and the FBARs in our financial statements for our year ended December 31, 2012. However, as indicated above, these potential liabilities could be substantially greater than the amounts we have accrued.

In addition, because we did not generate any income in the United States or otherwise have any U.S. taxable income, we do not believe that we owe U.S. federal income taxes for the taxable years ended December 30, 2012 and 2011 or in respect to any transactions that we or any of our subsidiaries may have engaged in through our financial year end December 31, 2012. However, there can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

Risks Related to Inflation in Raw Materials

We purchase raw materials from third parties to manufacture our products, including prescription and OTC pharmaceutical products, and nutraceutical products as well. Recent industry research shows there is an uptrend in the price of raw materials. Such an inflation trend, if continues at double digits, or even triple digits in some cases, may have a negative impact on our profitability.

Risks Related to China

Compliance with the new Good Manufacturing Practice standards promulgated by the SFDA could have a material adverse effect on our business operations, financial condition and results of operations.

On February 12, 2011, SFDA promulgated the more stringent new Good Manufacturing Practice standards, or GMP standards. The new standards are aimed at improving drug production management and controlling risks in the production process and introduce internationally- recognized quality control mechanisms. The latest update to GMP standards has greatly raised the bar for quality control, documentation, and overall manufacturing processes. The new regulations apply to new manufacturing facilities effective from March 1, 2011 and the industry has a five-year grace period to bring existing facilities in line with the revisions.

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

There have been recent incidents reported in the Chinese media of a significant number of patients experiencing severe adverse health consequences following their use of pharmaceutical products manufactured by certain pharmaceutical companies in China. A number of patients have become ill and a number of fatalities have been reported. In addition, there have been incidents reported in China of the poison capsule scandal in 2012, which have shaken the pharmaceutical industry and negatively impacted the market demand. In April 2012, the outbreak of poison capsule scandal was resulted with several capsules recall from a handful of pharmaceutical companies. Although our products were not directly related to the poison capsule scandal and we passed safety inspection, the scandal significantly impacted the pharmaceutical industry as a whole, which shook consumers’ confidence and resulted in a significant decrease in market demand. Our sales are vulnerable to the decrease in the overall market demand, for which our sales may be significantly affected in the future period.

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

The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third- party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of stocks for companies in our industry in general have experienced extreme price fluctuations in recent years. Any negative change in the public’s perception of the prospects of companies in our industry could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, may also decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	changes in laws or regulations applicable to our products;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additional sales of our common stock by us; and

•	sales and distributions of our common stock by our shareholders.

The decrease in our common stock price might negatively affect the support and confident from our business partners, governmental agencies and employees.

In recent periods, especially starting from the second half of 2011, financial scandals and market crises have been focused on and negatively impacted most China based companies that are listed in the US capital markets. We were adversely impacted during this crisis which resulted in a significant decrease in our stock price and market capital. The decrease of our common stock price and the negative news may significantly affect our business relationship with our partners, governmental agencies and our management teams, which would ultimately affect their support to our company.

Some of our existing shareholders can exert control over us and may not make decisions that are in the best interest of all the shareholders.

Our officers, directors and holders of more than five percent of our outstanding shares of common stock, together control approximately 39.0% of the voting power of our stock, of which approximately 36.5% is controlled by Tony Liu, our Chairman and Chief Executive Officer. In particular, Mr. Liu owns 1,000,000 shares of Series A preferred stock, which shares by their terms have aggregate voting power equal to 25.0% of the combined voting power of our common and preferred stock. Moreover, this voting power cannot be diluted or reduced by the issuance of additional shares of common stock, meaning that the holder or holders of our Series A preferred stock will always possess 25.0% of the aggregate voting power of our common and preferred stock. As a result, Mr. Liu, or these shareholders acting together, will be able to exert a significant degree of influence over our management and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and might affect the market price of our common stock, even when a change may be in the best interests of all shareholders. In addition, the interests of our officers, directors and principal shareholders may not always coincide with our interests or the interests of other shareholders and, accordingly, these control persons could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We did not receive any material comments from the SEC staff more than 180 days before the end of 2012 regarding our periodic or current reports that remained unresolved at the date hereof.

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

ITEM 3. LEGAL PROCEEDINGS

On June 23, 2010, Haining Zhang asserted breach of contract, fraudulent dealing, and breach of fiduciary duty claims against the Company and its Chief Executive Officer, Shu Jun Liu (together "Defendants").  Zhang's claims arose out of an alleged 2003 investment banking advisory and consultant agreement, whereby Zhang allegedly arranged for the Company to receive an equity line of credit and was allegedly given the exclusive right to arrange financing transactions for the Company for a period of one year.  Zhang sought damages for allegedly unpaid financing commission and advisory compensation in the amount of $2,410,000, plus interest and expenses.  On September 12, 2011, the District Court granted a motion by Defendants to dismiss Zhang's claims as either barred by the applicable statute of limitations or as failing to state a claim.  Zhang filed a notice of appeal on October 11, 2011.  On April 23, 2013, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of Zhang’s claims.  Although Zhang has 90 days from the date of the Second Circuit’s decision in which to seek an appeal to the United States Supreme Court, we do not believe the Supreme Court would hear an appeal of Zhang’s case.

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc, Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934 and liability pursuant to Section 20(a) thereunder. The gravamen of the complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants.

On October 1, 2012, Peter Barbato filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Eileen Brody, Jun Min, and Baiqing Zhang (collectively, “Defendants”), and the Company as a nominal Defendant.  The Complaint asserts causes of action for Breach of Fiduciary Duty and Unjust Enrichment.  These claims similarly arise out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which were filed with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited, and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young, discovered throughout the course of the Company’s audit for the year ending 2011.  The Parties have agreed that Defendants need not respond to the complaint until motions to dismiss the class action Complaint filed against the Company in the Central District of California are resolved.

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether it was sufficient.

On April 8, 2013, four of the holders of the Company’s 5% senior convertible notes issued July 15, 2008 (the “Notes”) filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608.33 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013.

There are no known other legal proceedings against the Company.

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

The following table shows the high and low closing sales price for our common stock reported by the NYSE from January 1, 2011 to until May 10, 2013.

Year	Period	High	Low
2011	First Quarter	$5.12	$2.98
	Second Quarter	$3.80	$2.12
	Third Quarter	$2.58	$1.20
	Fourth Quarter	$1.86	$1.00

2012	First Quarter	$1.86	$1.11
	Second Quarter	$1.53	$0.35
	Third Quarter	$0.80	$0.35
	Fourth Quarter	$0.75	$0.32

2013	First Quarter	$0.59	$0.40
	Second Quarter (April 1 - May 10)	$0.51	$0.40

* The above prices reflect a 2 for 1 reverse stock split of our issued and outstanding shares of common stock effected on February 24, 2012.

Stockholders and Dividends

As of April 30, 2013, there were approximately 393 record holders of our common stock.

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

Issuances of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2012. All shares are issuable pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), which was approved by the Company’s shareholders.

Number of securities to be issued upon exercise of outstanding options, warrants and rights	883,639
Weighted average exercise price of outstanding options, warrants and rights	$15.70
Number of securities remaining available for future issuance under equity compensation plans (excluding securities issued)	689,698

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

During the year ended December 31, 2012, the Company made the following stock repurchases:

Total
				Number of	Maximum
				Shares	Dollar
				Purchased	Value that
				as Part of	May Yet Be
		Average		Publicly	Purchased
		Repurchase		Announced	under the
	Shares	Price per	Total	Plans or	Plans or
Repurchase Date	Repurchased	Share	Cost	Programs	Programs
February 2012	452,254	$1.3418	$606,815	452,254
March 2012	551,082	$1.2045	663,788	551,082
	1,003,336		$1,270,603	1,003,336	$17,950,397

ITEM 6. SELECTED FINANCIAL DATA

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

Five Year Financial Summary

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$145,099,627	$212,690,388	$305,944,085	$296,150,780	$264,643,058
Cost of sales	100,741,813	112,939,705	148,186,531	129,367,775	91,031,274

GROSS PROFIT	44,357,814	99,750,683	157,757,554	166,783,005	173,611,784
Selling, general and administrative expenses	49,725,528	51,351,940	66,439,702	62,164,936	57,849,286
Advertising costs	29,025,081	14,910,983	38,920,905	31,896,992	34,102,538
Research and development costs	6,246,020	12,658,085	15,365,131	7,922,357	1,528,991
Depreciation and amortization	7,246,310	7,495,051	6,662,237	6,038,625	4,383,215
Provision for doubtful accounts	7,087,232	15,624,998	–	–	–
Impairment of capitalized agricultural costs	8,525,587	–	–	–	–
Impairment of property, plant and equipment	12,577,507	733,688	–	–	–
Impairment of land use rights	10,255,550	–	–	–	–
Impairment of acquired intangible assets	–	6,928,064	–	–	–
Impairment of goodwill	–	33,164,121	–	–	–
Purchased in-process research and development	–	–	–	–	12,255,248
(LOSS) INCOME FROM OPERATIONS	(86,331,001)	(43,116,247)	30,369,579	58,760,095	63,492,506

Impairment of investment-AXN	–	(11,937,037)	–	–	–
Loss on disposal of NuoHua Affiliate	–	(8,447,368)	(1,083,637)	–	–
Gain on extinguishment of convertible notes	40,413,555	3,242,389	–	–	–
Equity in earnings (losses) from equity method investments	(2,813,235)	(1,254,973)	213,177	2,075,139	(1,132,986)
Loss of deconsolidation of Yushuntang	(3,314,713)	–	–	–	–
Interest expense, net	(5,834,698)	(6,610,001)	(5,900,055)	(5,746,382)	(2,571,015)
Other income (expenses), net	379,184	266,942	(204,736)	(569,661)	(65,843)
(LOSS) INCOME BEFORE INCOME TAX	(57,500,908)	(67,856,295)	23,394,328	54,519,191	59,722,662
Provision for income taxes	2,224,489	635,053	9,335,338	13,216,986	12,635,472
NET (LOSS) INCOME	(59,725,397)	(68,491,348)	14,058,990	41,302,205	47,087,190
Net loss(income) attributable to non-controlling interest	12,367	1,041,420	27,937	118,945	(27,575)
NET(LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(59,713,030)	$(67,449,928)	$14,086,927	$41,421,150	$47,059,615

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.56)	$(1.80)	$0.38	$1.11	$1.24
Diluted	$(1.56)	$(1.80)	$0.37	$1.06	$1.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,301,543	37,416,241	37,405,008	37,306,301	38,252,018
Diluted	38,301,543	37,416,241	37,862,413	44,643,310	41,127,093

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$7,097,098	$52,627,928	$94,568,520	$91,126,486	$68,060,769
Working capital	(10,763,083)	27,282,153	200,551,904	130,943,266	87,082,705
Total assets	446,308,924	564,981,057	610,223,146	576,481,765	528,675,732
Total debt (including current maturities of debt)	67,642,849	116,440,026	123,235,826	129,581,008	126,266,215
Total Shareholders' equity	$327,586,706	$381,698,314	$428,068,163	$394,522,604	$348,944,446

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cash Flow Data:
Net cash provided by operating activities	$(46,453,319)	$29,955,718	$8,211,516	$27,567,718	$74,809,867
Net cash (used in) provided by investing activities	15,181,644	(71,948,735)	(6,341,048)	(6,755,728)	(257,374,093)
Net cash (used in) provided by financing activities	$(15,485,748)	$(4,261,856)	$(3,870,079)	$1,806,991	$78,372,423

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward- looking statements. See “Forward-Looking Statements.”

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

BUSINESS OVERVIEW

The global economic challenges and uncertainties impacted our business in 2011 and 2012. These challenges and uncertainties had negatively affected consumers’ demands for both pharmaceutical and nutraceutical products, which contributed to the overall decline in sales of our manufacturing segments.

In addition, the establishment of price controls over prescription and over-the-counter medicines negatively impacted our business. There were two price adjustments by the Price Control Office in 2011 and 2012 respectively that lowered certain prices of prescription and over-the-counter medicines. As a result, we lost our ability to compete effectively due to the pricing adjustments, particularly when we entered the state-owned hospitals’ purchase of medicine tendering process. As a result, sales in our manufacturing segments fell sharply.

The continuous increase in cost of raw material also impacted our business as the gross profit declined during 2011 and 2012.

In addition to the ongoing economic challenges and uncertainties, our business was negatively impacted by the toxic drug capsules incident in 2012. Incidents like that shook the pharmaceutical industry and resulted in a decline in market demand. Although we were not directly involved in the scandal and our facilities were inspected and passed the safety requirements, our subsequent sales have been impacted significantly due to the loss of confidence of consumers in pharmaceutical products and huge decline in market demand. All these challenges, uncertainties and incidents may continue to have an adverse impact on our future performance.

We are taking actions to mitigate the impact of these economic conditions, including: 1) focus on our well-recognized brand names, including AOBO and our Jinji products; 2) diversify our products through products line extension; and 3) develop and introduce new products.

To mitigate the impact of the increasing cost and supply of the raw material needed for our products, we entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are our major raw materials. We bear the cultivation cost for these raw materials, including leasing the land use rights. In return, we are entitled to purchase the raw material at a pre-determined discounted price. Through these supply contracts, we believe that we can stabilize the supply of our major raw materials in the long run and reduce the risk of increasing costs in future periods. We will continue to leverage our resources to improve our margin as well as stabilize our cost and supply of raw material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Estimates affecting accounts receivable, inventories, property, plant and equipment and intangible assets,

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the recoverability of the carrying amount and estimated useful lives of long-lived assets and goodwill, allowance for accounts receivable, and realizable values for inventories.

At December 31, 2012, we provided a reserve of $18,134,912 against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at December 31, 2012 was based on the aged nature of these accounts receivable. In making its judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2012, we provided an allowance against inventories amounting to $47,281. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making this estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

During the years ended December 31, 2012, 2011 and 2010, we recognized impairment losses on property, plant and equipment in the amount of $12,577,507, $733,688, and nil respectively. We estimated that the fair value of the Company’s property, plant and equipment using the future cash flow expected to be generated and determined the difference between the carrying value and carrying value as an impairment loss.

During the years ended December 31, 2012, 2011 and 2010, we recognized impairment losses of acquired intangible assets amounting to nil, $6,928,064, and nil, respectively. We performed an impairment of our intellectual properties in patent by comparing fair values based on a discounted cash flows model to the carrying values. We determined that the carrying value exceeded the fair value and an impairment loss was provided.

During the years ended December 31, 2012, 2011 and 2010, we recognized impairment losses of land use rights amounting to $10,255,550, nil, and nil, respectively. We determined that the carrying value of these assets exceeded the fair value and an impairment loss was provided.

During the years ended December 31, 2012, 2011 and 2010, we recognized impairment losses of capitalized agricultural costs amounting to $8,525,587, nil, and nil, respectively. We determined that the carrying value of these assets exceeded the fair value and an impairment loss was provided.

While we currently believe that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products continues to decrease significantly in the near future, or if the financial condition of our customers deteriorates in the near future, we could realize significant write downs for slow-moving inventories or uncollectible accounts receivable and notes receivable.

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

During the year ended December 31, 2011, we considered the on-going decline in our stock price and the significant reduction in revenues as impairment indicators and conducted a goodwill impairment assessment at the subsidiary level. Based on the first step of the goodwill impairment test, the fair value of certain reporting units did not exceed the net book value. We performed additional impairment analysis and determined that all goodwill was impaired, and a goodwill impairment loss was recognized for the entire amount as of December 31, 2011.

Investment in equity method investment

We account for our equity investment in accordance with FASB ASC 323, “Investments–Equity Method and Joint Ventures”. Under FASB ASC 323, the equity method of accounting is used for investments in entities in which we have the ability to exercise significant influence but do not own a majority equity interest or otherwise control. Under the equity method, we initially record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of each equity investee’s net income or loss into consolidated statements of income after the date of acquisition.

We monitor our investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information. We perform an impairment assessment by comparing fair value of the investment to readily available market information, or if not available, to discounted cash flow models.

Share-based Compensation

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

Accounting for Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. We account for uncertainty in income taxes in accordance with FASB ASC 740-10 which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Newly Adopted Accounting Pronouncements

In July 2012, FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other”. This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FINANCIAL STATEMENT PRESENTATION

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO YEAR ENDED DECEMBER 31, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	Results		% of Revenue
	2012	2011	2012	2011

Statement of Operations Data:
Revenues	$145,099,627	$212,690,388	100%	100%
Cost of sales	100,741,813	112,939,705	69%	53%

GROSS PROFIT	44,357,814	99,750,683	31%	47%
Selling, general and administrative expenses	49,725,528	51,351,940	34%	24%
Advertising costs	29,025,081	14,910,983	20%	7%
Research and development costs	6,246,020	12,658,085	4%	6%
Depreciation and amortization	7,246,310	7,495,051	5%	4%
Provision for doubtful accounts	7,087,232	15,624,998	5%	7%
Impairment of capitalized agricultural costs	8,525,587	–	6%	0%
Impairment of property, plant and equipment	12,577,507	733,688	9%	0%
Impairment of acquired intangible assets	–	6,928,064	0%	3%
Impairment of goodwill	–	33,164,121	0%	16%
Impairment of land use rights	10,255,550	–	7%	0%
LOSS FROM OPERATIONS	(86,331,001)	(43,116,247)	-59%	-20%

Impairment of investment-AXN	–	(11,937,037)	0%	-6%
Loss on disposal of NuoHua Affiliate	–	(8,447,368)	0%	-4%
Gain on extinguishment of convertible notes	40,413,555	3,242,389	28%	2%
Equity in earnings (losses) from equity method investments	(2,813,235)	(1,254,973)	-2%	-1%
Loss of deconsolidation of Yushuntang	(3,314,713)	–	-2%	0%
Interest expense, net	(5,834,698)	(6,610,001)	-4%	-3%
Other income (expenses), net	379,184	266,942	0%	0%
LOSS BEFORE INCOME TAX	(57,500,908)	(67,856,295)	-40%	-32%
Provision for income taxes	2,224,489	635,053	2%	0%
NET LOSS	(59,725,397)	(68,491,348)	-41%	-32%
Net loss(income) attributable to non-controlling interest	12,367	1,041,420	0%	0%
NET LOSS ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(59,713,030)	$(67,449,928)	-41%	-32%

LOSS PER COMMON SHARE – basic and diluted	$(1.56)	$(1.80)

Revenues

Revenues for 2012 were $145,099,627, a decrease of $67,590,761, or 32% compared to revenues for 2011.

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$92,028,563	$159,024,681	$(66,996,118)	-42%
Revenue from nutraceutical products	6,478,928	37,757,118	(31,278,190)	-83%
Total manufacturing revenue	98,507,491	196,781,799	(98,274,308)	-50%
Distribution revenue	46,592,136	15,908,589	30,683,547	193%
Total revenues	$145,099,627	$212,690,388	$(67,590,761)	-32%

In 2012, revenue decreased by $67,590,761, or 32%, as compared to 2011.

Our pharmaceutical products decreased from $159,024,681 for 2011 to $92,028,563 for 2012, or a 42% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 51% in 2011 to 41% in 2012, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China resulted in an overall decline in demand in the pharmaceutical market in 2012. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially in 2012.

•	Revenue in connection with our nutraceutical products decreased from $37,757,118 for 2011 to $6,478,928 for 2012, an 83% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue increased by $30,683,547 or 193%, to $46,592,136, primarily as a result of the recognition of a full year of revenue in 2012 for Liaoning Baicao, which was acquired at the end of 2011. Sales from our Yushuntang subsidiary were $14,396,974 in 2012, as compared to $15,914,134 in 2011. Due to the sale of 6% interest in Yushuntang in December 2012 which resulted in the deconsolidation of this subsidiary, no further revenue will be recognized in our consolidated statement of operations for Yushuntang in 2013 and thereafter.

Cost of Sales and Gross Profit

Cost of sales was $100,741,813 in 2012, compared to $112,939,705 in 2011. Cost of sales by segments and product categories were as follows:

	Year Ended December 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Pharmaceutical products	$52,854,852	$76,874,785	$(24,019,933)	-31%
Nutraceutical products	4,819,591	20,969,014	(16,149,423)	-77%
Total manufacturing cost	57,674,443	97,843,799	(40,169,356)	-41%
Distribution cost	43,067,370	15,095,906	27,971,464	185%
Total cost	$100,741,813	$112,939,705	$(12,197,892)	-11%

The decrease in cost of sales is due to the decrease of product sales, and a manufacturing cost decrease from $97,843,799 for 2011 to $57,674,443 for 2012,or a 41% decrease. With the merger of Liaoning Baicao, distribution sales and costs increased to offset the decrease in manufacturing costs. This was offset by an increase in cost of distribution revenue of $27,971,464 or 185% from NuoHua's majority owned subsidiaries due to an increase of distribution revenue.

Gross profit decreased by $55,392,869 or 56% for 2012 compared to the 2011. Gross profit as a percentage of revenues decreased from 47% in 2011 to 31% in 2012 mainly due to the decrease of sales prices and the increase in the purchase price of raw materials also attributed to the decrease of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, decreased slightly from $51,351,940 in 2011 to $49,725,528 in 2012, representing a 3% decrease. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Promotional materials and fees	$6,142,595	$11,289,093	$(5,146,498)	-46%
Payroll	12,771,005	12,961,235	(190,230)	-1%
Shipping	2,144,000	3,686,959	(1,542,959)	-42%
Travel expenses	3,672,685	4,296,399	(623,714)	-15%
Professional fees	4,608,423	3,060,406	1,548,017	51%
Staff welfare and insurance	4,744,753	3,833,170	911,583	24%
Stock based compensation	2,805,227	3,216,714	(411,487)	-13%
Miscellaneous	12,836,840	9,007,964	3,828,876	43%
Total	$49,725,528	$51,351,940	$(1,626,412)	-3%

The decreases in promotional fees and travel expenses resulted from the initial implementation of our cost reduction measures in 2012, as further discussed in the “Liquidity” section.

The decrease in shipping costs was primarily due to the reduction in sales volume of our products.

Increased professional fees resulted primarily from costs associated with the audit committee’s internal investigation related to our prior auditors’ resignation and the cost of re-auditing the prior year financial statements, which were conducted in 2012.

Stock based compensation decreased as a result of fewer directors receiving stock based compensation in 2012, as well the completion of amortization of previously-issued consultant shares and employee stock options.

Advertising Costs

Advertising costs increased by $14,114,098, or 95%, from $14,910,983 in 2011 to $29,025,081. Advertising costs as a percentage of revenue increased from 7% for 2011 to 22% for 2012.

We continued to invest in advertising to create a unified megabrand for AOBO so that we can leverage on the establishment of all our individual brands to increase brand awareness and market shares.

Research and Development Costs

Research and development costs decreased by $6,412,065 from $12,658,085 in 2011 to $6,246,020 in 2012. Expressed as a percentage of revenue, research and development costs were 4% and 6% for 2012 and 2011, respectively. The decrease was due primarily to spending cutbacks resulting from liquidity concerns.

Our research and development activities consist of near term, middle term and long term stages which contribute to both our current and future business strategies. Our key research and development programs include the improvement of our existing products such as SHL Lyophilized Injection Powder, Cease Enuresis Soft Gel and Jinji series products and development of new products. The majority of our research and development expenditures are on pharmaceutical products.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $248,741, or 5%, in 2012 as compared to 2011. This was mainly due to the recognized impairment of acquired intangible assets in 2011.

Provision for doubtful accounts

Provision for doubtful accounts decreased from a charge of $15,624,998 in 2011 to $7,087,232 in 2012. The change was mainly due to the market conditions at the time the 2011 and 2012 results were prepared, which we assessed might significantly deteriorate our customers’ ability to continue to pay their outstanding invoices on a timely basis.

Impairment of acquired intangible assets

Impairment of acquired intangible assets was nil in 2012 and $6,928,064 in 2011. This was mainly due to our change in the estimates of the fair value of our intellectual properties in patent, where the expected future cash flow generated from these patents would significantly decrease. We estimated that the fair value of our intangible assets exceeds the carrying value as of December 31, 2011 and an impairment loss of $6,928,064 was recognized in 2011.

Impairment of goodwill

Impairment of goodwill was nil in 2012 and $33,164,121 in 2011. With the decrease in sales in 2011 and the negative changes in the pharmaceutical market with governmental influence over the retail price of prescription and OTC medicines, we expected that there would be a continuous decline in sales subsequently and the future cash flows expected to be generated by the reporting units were significantly decreased. The continuous increase in cost, including retail price of raw material and labor cost also affected our estimation for cash flow generated in future period. As a result, we impaired the recorded goodwill as of December 31, 2011 from $33,164,121 as of December 31, 2010. No impairment charges were recognized in 2012.

Impairment of capitalized agricultural costs

Impairment of capitalized agricultural costs was $8,525,587 in 2012 and nil in 2011. The 2012 charge was due to the impairment of capitalized agricultural costs in relation to Millettia and XSB cultivation at our 3H and GLP subsidiaries. Our estimated future cash flows from these products was affected by a downward trend in the sales of these products.

Impairment of property, plant and equipment

Impairment of property, plant and equipment was $12,577,507 in 2012 and $733,688 in 2011. The 2012 charge was due to the impairment of production assets at our 3H, HSPL, and CCXA subsidiaries. The 2011 charge was mainly due to the fair value estimation of assets in our Three Happiness subsidiary, where one of the production lines was no longer expected to generate significant cash flow in the future.

Impairment of land use rights

During 2012, we recognized a charge to impair land use rights whose fair value was less than carrying value in the amount of $10,255,550.

Impairment of equity method investment - AXN

Impairment of equity method investment –AXN was $11,937,037 in 2011, compared to nil in 2012. In 2011, the Company considered AXN’s declining stock price, as well as other information found in the public filings of AXN, and various internet articles and websites, as indications that the decline in the value of AXN was other than temporary and accordingly performed an asset impairment test at December 31, 2011. Such factors as AXN’s write off of its Goodwill and a “going concern” paragraph in its most recent audit report were two of the factors. The Company considered the market value of the publically traded stock of AXN, as well as adjusting the carrying value of the investment for the step up in value of the net assets and goodwill recognized upon the original investment, as indicators of the current value of the investment. After considering these methodologies the Company estimated the value of its equity investment in AXN to be $5,708,329, and recognized an impairment of $11,937,037 in the equity investment for the year ending December 31, 2011. No impairment was recognized in 2012, as the carrying value of the investment exceeded the fair value at December 31, 2012.

Gain on extinguishment of convertible notes

During 2011, the Company repurchased a total $6,500,000 in principal amount of our convertible Notes for $3,160,004. A gain of debt extinguishment of $3,242,389 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. During 2012, the Company repurchased a total $59,339,000 in principal amount of our convertible Notes for $18,478,888. A gain of debt extinguishment of $40,413,555 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. For additional information, see “Item 1. Financial Statements – Note 15. Convertible Notes”.

Equity in Earnings (Losses) from Equity Method Investments

Equity in earnings(losses) from equity method investments decreased from a loss of $1,254,973 in 2011 to a loss of $2,813,235 in 2012. The increased loss was mainly due to the recognition of the share of equity losses from investment in AXN, as well as a loss from our share of Yushuntang’s loss in 2012.

The Company considered AXN’s declining stock price, as well as other information found in the public filings of AXN, and various internet articles and websites, as indications that the decline in the value of AXN was other than temporary and accordingly performed an asset impairment test at December 31, 2011. Such factors as AXN’s write off of its Goodwill and a “going concern” paragraph in its most recent audit report were two of the factors. The Company considered the market value of the publicly traded stock of AXN, as well as adjusting the carrying value of the investment for the step up in value of the net assets and goodwill recognized upon the original investment, as indicators of the current value of the investment. After considering these methodologies the Company estimated the value of its equity investment in AXN to be $5,708,329, and recognized an impairment of $11,937,037 in the equity investment for the year ending December 31, 2011. No impairment was recognized in 2012, as the carrying value of the investment exceeded the fair value at December 31, 2012.

Loss of deconsolidation and impairment of advances

The Company had previously consolidated the financial statements of Yushuntang as a 55% majority owned subsidiary from its acquisition in September 2008 until December 2012. Effective December 31, 2012, the Company sold 6% of its interest in Yushuntang and reduced its ownership to 49% so the Company no longer had a controlling financial interest. Since the Company’s ownership decreased below 50% in December 2012, this entity no longer qualifies for consolidation and is treated as a long term investment using the equity method subsequent to the sale date. As of December 31, 2012, In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets” the Company deconsolidated it majority ownership interest and recognized a non-cash net gain of $891,540 on the transaction. The gain on deconsolidation was reduced by $4,206,253 which represented amounts due to the Company from Yushuntang now considered uncollectible based on the status of Yushuntang as follows:

49% of fair value of assets before deconsolidation	$232,896
AOB investment in Yushuntang before deconsolidation	(658,644)
Subtotal	891,540
Loss on impairment of advances	(4,206,253)
Loss on deconsolidation and impairment of Yushuntang	$(3,314,713)

The Company’s retained investment of 49% of Yushuntang was valued at $232,896 using a value based on the sale price of the 6% interest sold in December 2012. The Company does not have a continuing involvement in the operations of Yushuntang subsequent to the sale outside of its ownership stake, the buyer of the 6% interest was not a related party. At December 31, 2012, Yushuntang is considered a related party subsequent to the sale, based on the Company’s material equity stake.

For the year ended December 31, 2012, Yushuntang reported revenues of $14,396,974, gross profit of $992,833, loss from operations of $59,049, and net loss of $27,482, which are included in the accompanying consolidated statement of operations. For the year ended December 31, 2011, Yushuntang reported revenues of $15,914,134, gross profit of $827,738, loss from operations of $3,076,447, and net loss of $2,282,234, which are included in the accompanying consolidated statement of operations. At December 31, 2012, net assets of Yushuntang that were deconsolidated included cash of $171,167, accounts receivable of $4,850,673, inventories of $3,083,123, deferred tax assets and other assets of $1,047,004, accounts payable and accrued expenses of 6,092,669, and payable to the Company of $4,206,253.

Interest Expense, Net

Net interest expense was $5,834,698 in 2012, compared to net interest expense of $6,610,001 for 2011. The decrease was mainly due to lower average balances of convertible notes resulting from early retirements in 2012.

Income Tax

The Company’s effective tax rate for 2012 was 4%, compared to1% in 2011. For additional information, see “Item 1. Financial Statements – Note 21 - Income Tax”.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses, decreased from $66,439,702 in 2010 to $51,351,940 in 2011, representing a 23% decrease. The details of our sales and marketing expenses were as follows:

	Year Ended December 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Promotional materials and fees	$11,289,093	$23,507,944	$(12,218,851)	(52)%
Payroll	12,961,235	12,820,709	140,526	1%
Shipping	3,686,959	5,682,503	(1,995,544)	(35)%
Trips and traveling	4,296,399	4,236,108	60,291	1%
Professional fees	3,060,406	3,483,684	(423,278)	(12)%
Staff welfare and insurance	3,833,170	3,012,736	820,434	27%
Stock based compensation	3,216,714	3,124,188	92,526	3%
Miscellaneous	9,007,964	10,571,830	(1,563,866)	(15)%
TOTAL	$51,351,940	$66,439,702	$(15,087,762)	(23)%

The decrease in selling, general and administrative expenses for 2011 compared to 2010 was primarily due to the following factors:

•	the decrease of promotional materials and fees by $12,218,851, or 52%, as compared to 2010. This was primarily due to the reduction of our promotional activities in relation to SHL powder and generic prescription and OTC drugs;

•	the decrease of shipping costs by $1,995,544, or 35%, as compared to 2010. This was primarily due to the reduction of sales volume of our products; and

•	the decrease in selling, general and administrative expenses was partially offset by the increase of staff welfare and insurance expenses by $820,434, which was mainly due to the increase of our staff welfare and insurance coverage and level as required by Chinese labor law.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at December 31, 2012 was $7,097,098, representing a decrease of $45,530,830, or 87%, compared with our cash position of $52,627,928 at December 31, 2011. The decrease was mainly attributable to approximately $46.5 million cash used in operating activities, as well as $15.5 million used for financing activities, principally from the repurchase convertible notes in the amount of $18.5 million. These amounts were offset by $15.2 million cash provided by investing activities, primarily from the receipt of notes receivable in the amount of $27.8 million and proceeds from the 2011 sale of the NuoHua affiliate of $18.3 million, offset by purchases of property and equipment of $18.8 million.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations. Factors we take into account when managing our cash include interest income, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Liquidity

For the year ended December 31, 2012, we recorded a loss from operations of $86,331,001 and utilized cash in operations of $46,453,319.  As of December 31, 2012, we had a working capital deficit of $10,763,083.  In addition, we were in default of $49,161,000 of our convertible notes due July 15, 2015. If the holders of the notes declare the notes due and payable, we presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, our main source of cash was through the sales of our products, Common Stock sales and debt financing.  However, due to the decrease in sales, our ability to meet contractual obligations and payables depends on our ability to implement cost reductions effectively and obtain additional financing. We believe that the ongoing economic challenges and uncertainties in 2012 will continue to negatively impact our business in 2013.  Thus, we expect that for 2013 we will continue to generate losses from operations, and our operating cash flows will not be sufficient to cover operating expense; therefore, we expect to continue to incur net losses.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions.   We believe we can utilize our properties and land use rights located in Beijing, China to secure such financing.  No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution to shareholders, in case or equity financing.

We have implemented a cost reduction plan that includes decreasing our overhead, research and development, and advertising costs, which we estimate will save us 10% to 15% overall compared to 2012. We do not believe that this initiative will jeopardize our current operations or future growth plans materially. We also plan to delay our capital spending and additional expansion to future periods, including investments in construction in progress.

Our plan to delay our capital spending to future periods includes renegotiating the terms of our capital expenditure commitments, and we do not believe such deferrals would cause us material contractual penalties as we believe the contracts can be renegotiated.  We have also examined the structural effect of a delay on the buildings and we believe that they could sustain a delay of at least 2-3 years without comprising overall structural integrity.   We have also evaluated our current production lines and expect that they will continue to function through their estimated useful lives.

Furthermore, as of December 31, 2012, we had invested in capitalized agricultural cost for $17,443,475.  These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.  We expect that the cost required for these crops will be around $2.5 million per year.  We anticipate that the crops will benefit the Company’s operation in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We have total of $67,642,849 debt as of December 31, 2012, as compared to $116,440,026 as of December 31, 2011. The decrease of $48,797,177 was mainly due to the repayment of $59,339,000 of convertible notes in 2012, offset by increased notes payable.

Convertible notes

On July 15, 2008 the Company issued $115 million of its 5% senior convertible notes. The Notes are in default, which was caused by the delisting of the Company’s common stock by the NYSE as described in Form 25NSE filed on April 16, 2012 by NYSE; and by the non-payment of the semiannual interest payment due on July 15, 2012. The Company also has not paid the semiannual interest payment due January 15, 2013.

On February 19, 2013, the Company received a notice of acceleration under the terms of the Notes issued pursuant to an Indenture, dated as of July 15, 2008, between the Company and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture”). The notice was sent by certain holders of the Notes that together hold more than 25% of the aggregate principal amount of the Notes. The notice states that the default is the result of the Company’s failure to (A) pay to the holders under the terms of the Indenture accrued interest due and payable on each of July 16, 2012 and January 15,2013, which failure to pay continued for a period of thirty (30) days after July 16, 2012 and January 15, 2013, respectively, and (B) provide, pursuant to the terms of the Indenture, a notice of the termination of trading and delisting of the Company’s common stock by the New York Stock Exchange. As of March 4, 2013, the aggregate principal amount of the Notes, and unpaid, but accrued interest was $53,010,424. The notice of acceleration resulted in the principal amount of the Senior Convertible Notes plus accrued and all unpaid interest and accrued and unpaid Additional Interest (as defined in the Indenture) on the Notes through February 19, 2013, to become immediately due and payable.

During 2011, the Company repurchased its outstanding 5% senior convertible notes in the aggregate amount of $6,500,000 in three separate transactions at a weighted average price of $0.49 on the dollar through negotiated transactions or a market transaction on the platform of Portal. As a result of said repurchases, the outstanding balance of our convertible notes was reduced from $115,000,000 to $108,500,000.

In 2012, the Company repurchased an additional aggregate amount of $59,339,000 of its outstanding 5%senior convertible notes in multiple negotiated transactions. The weighted average price the Company paid was approximately $0.3114 on the dollar. As a result of the repurchase transactions after 2011, the outstanding balance of our convertible notes as of December 31, 2012 was $49,161,000.

The Company remains opportunistic towards future repurchases. The potential consummation of future repurchase transactions will depend upon, including and not limited to, the availability of funds, the competing priority of funds, timing, price, etc. There is no guarantee there will be any future repurchase transactions. Any future repurchases will result in a reduction in cash available from operations.

Cash Flow

2012 Compared to 2011

Operating Activities

Cash flows used by operations during 2012 amounted to $46,453,319, representing an increase in cash used of $76,409,037 compared with cash flows provided from operations of $29,955,718 for 2011. The increase in net cash used by operating activities was primarily attributable to an increased loss after adjusting for non-cash items of $39,285,073, as compared to adjusted income after adjusting for non-cash items of $17,769,286 in 2011.

Other changes in operating assets and liabilities as reflected in our statement of cash flows included:

•	cash outflows from accounts payable amounted to $6,368,230 mainly attributed to the timing of payments in 2012; and

•	cash inflow from advances to suppliers and prepaid expenses amounted to $6,242,832, mainly affected by the timing of recognition of prepaid amounts.

Investing Activities

Our net cash provided by investing activities amounted to $15,181,644 in 2012, compared to net cash used in investing activities of $71,948,735 in 2011. As reflected in our statement of cash flows, the changes mainly included:

•	collection of notes receivable issued in 2011 in the amount of $27,848,917;

•	cash inflow from the collection of receivable from the sale of the NuoHua affiliate in the amount of $18,311,212

•	cash outflows for purchases of PPE and CIP of $18,663,399 in 2011 for the expansion and upgrade of our manufacturing facilities to complement capacity improvement and efficiency enhancement.

Financing Activities

Our net cash used in financing activities was $15,485,748 in 2012, compared to cash used of $4,261,856 in 2011.

We repurchased a total $59,339,000 in principal amount of our convertible Notes for $18,478,888 in 2012.

Off -balance Sheet Arrangements

We do not have any off -balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The following table summarizes the Company's estimated contractual obligations as of December 31, 2012:

	Year Ended December 31,
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Capital expenditure commitments	$16,713,767	$16,713,767	$–	$–	$–
R&D commitments	6,328,049	3,593,785	2,734,264	–	–
Purchase commitments	6,793,943	2,348,679	4,445,264	–	–
Long-term loan	619,401	64,811	134,580	141,471	278,539
Convertible notes*	49,161,000	49,161,000	–	–	–
Total	$79,616,160	$71,882,042	$7,314,108	$141,471	$278,539

* Holders of the convertible notes may require the Company to repurchase all or a portion of their notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018. The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts.

In 2009, the Company entered into a long-term supply contract with a third party to secure the supply of XSB, which is a major raw material of the Company. The Company expects such supply to start from year four of the contract, as XSB is a fruit from a certain plant which requires a three-year period to mature. The contract expires after 10 years, while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at a discount to market price when delivered

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We recognized a foreign currency translation adjustment of $4.1 million, $18.7 million and $16.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The balance sheet amounts with the exception of equity at December 31, 2012 were translated at 6.3161 RMB to $1.00 USD as compared to 6. 3647 RMB at December 31, 2011. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for 2012, 2011 and 2010 were 6.3198 RMB, 6.4883 RMB, and 6.7245 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our independent registered public accounting firm’s report and our consolidated financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15, 2012, the Company dismissed Ernst & Young Hua Ming (“EY”), as its independent registered public accounting firm. The decision to dismiss EY was approved by the Company’s Audit Committee on June 15, 2012. At the time of delivery, EY’s reports on the financial statements of the Company as of and for the years ended December 31, 2010 and 2009 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Although there were no disagreements or differences of opinion that should be reported as set forth in Item 304(a)(i)(iv) under Regulation S-K, there were “reportable events”, as defined in Item 304(a)(1)(v) of Regulation S-K, which are set forth below.

During EY’s audit of the Company’s December 31, 2011 financial statements, EY identified inconsistencies, which were communicated to the Audit Committee on March 13, 2012, as a result of which an independent investigation was launched. As of the date of EY’s dismissal, the investigation was not completed, and EY’s concerns over these inconsistencies were not resolved. Consequently, EY concluded that it was unable to rely on management’s representations provided in connection with its audits of the financial statements for the years ended December 2009 and 2010, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and 2010, and its review of the Company’s unaudited interim financial information for the quarters ended September 30, 2009 through September 30, 2011. On June 15, 2012, the Company received a letter from EY in which it withdrew its reports on the financial statements and related internal control over financial reporting for the years ended and as of December 31, 2009 and 2010 and accordingly, its reports issued thereto on March 15, 2010 and 2011 can no longer be relied upon. The inconsistencies EY identified, which were not resolved at the time of its dismissal, and its inability to rely on management’s representations leading to the withdrawal of its reports, constituted reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided EY with a copy of this disclosure on June 15, 2012, providing EY with the opportunity to furnish the Company with a letter addressed to the SEC stating whether the independent accountant agrees with the statements made by the registrant in response to this Item 4.01(a). A copy of the letter, dated June 15, 2012, furnished by EY in response to that request was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on June 15,2012.

On June 15, 2012, the Company engaged Weinberg & Company P.A. (“Weinberg”) as its new independent registered public accounting firm. The decision to engage Weinberg as the Company’s new independent registered public accounting firm was approved by the Company’s Audit Committee on June 15, 2012.

During the Company’s two most recent fiscal years ended December 31, 2011 and 2010 and through June 15, 2012, the Company did not consult Weinberg with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Weinberg concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

AOB maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by AOB under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and form and that such information is accumulated and communicated to AOB’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of AOB’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K as of December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

In connection with the preparation of the annual report of the Company’s 2012 consolidated financial statements, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management reassessed evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). As a result of that reassessment, management identified two deficiencies as of December 31, 2012 that constituted a material weaknesses and a significant deficiency; accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

Description of Material Weakness

A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management is continuing its review of the Company’s internal control over financial reporting as it believes the following material weaknesses still exist: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process. However, the Company has taken steps described above to remediate these deficiencies.

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

(c) Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, commenced to implement the measures describes below to address the material weakness. This remediation effort is intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. During 2012 and 2013, the Company has taken steps to remediate these matters.

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

(4) Serves as a member of the Disclosure Committee.

There are no family relationships between or among any of the executive officers or directors of the Company. Below are brief descriptions of the backgrounds and experiences of the officers and directors:

TONY LIU – CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS. Tony Liu is the principal founder of our Company and has served as our Chief Executive Officer and the Chairman of our Board of Directors since 2001. He served in the army for over 19 years. After Mr. Liu left the army, he began working for the government in the Heilongjiang province in northeastern China. In addition to serving as a representative to the National People’s Congress in China, with his practical work experience in the Chinese community for many years, Mr. Liu has witnessed and participated in the massive macroeconomic changes for the past thirty years. He has many years of experience in managing the army, government agencies and pharmaceutical companies. Mr. Liu was named the Outstanding Chinese Entrepreneur of the World and he is currently the Vice Chairman of the World Eminence Chinese business Association. Mr. Liu graduated with a major in Communications & Commands from Wuhan Communication College in 1986 and studied Integrated Marketing and Media at the University of Hong Kong in 2004. Mr. Liu studied in the Program of Sustainable Growth of Large Corporations sponsored by the School of Engineering and the School of Business at Stanford University. Mr. Liu passed the dissertation for his Doctor of Business Administration degree in September 2010 at Tarlac State University through a program jointly run by Beijing Normal University and Tarlac State University. This program is accredited by The Philippines Department of Education and China Department of Education.

JUN MIN – VICE PRESIDENT AND DIRECTOR. Jun Min is one of our partner founders and has served as our Vice President and as a member of our Board of Directors since 2002. Mr. Min worked at the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Three- Happiness Bioengineering, Co. Ltd. from 1994. In November 2008, Mr. Min joined the board of directors of China Aoxing Pharmaceuticals Co., Inc. (OTCBB:CAXG), a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. He has over 20 years of experience in operations management and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min received a BA in Business Management from Harbin Broadcast & TV University in 1986.

YANCHUN LI – CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR. Yanchun Li one of our partner founders and has served as Chief Financial Officer since May 2007. Prior to her appointment as Chief Financial Officer, she had been the Acting Chief Financial Officer since May 2002, Chief Operating Officer from October 2003 until March 2010 and Secretary since October 2003 and has worked at the Company and served as a member of the Board of Directors since 2002. Ms. Li has fifteen years of experience in management in the food industry and the pharmaceutical industry in China. In particular, she has extensive experience and innovative insight in marketing, management, brand building, corporate strategy, human resource and financial capital management. Before joining us, Ms. Li worked for China Ruida Food Limited Company and successfully established the Ruida brand as the number one brand in the instant frozen food industry. Ms. Li joined Three-Happiness Bioengineering, Co. Ltd. in 1994 and was in charge of the marketing and sales. Under her leadership, the functional drink of the Three-Happiness brand has reached stunning achievement nationwide across China. The Three-Happiness brand was later awarded the Top Ten Well-known Brands in China. Ms. Li won the China Golden Award in Marketing of Year 2005 and was elected into the Who is Who of Chinese Origin Worldwide. Ms. Li received her BA in English from Beijing University of Industry and Commerce in 1993 and completed the Owner/President Management Program in 2008, an advanced program, at Harvard Business School.

COSIMO J. PATTI – INDEPENDENT DIRECTOR. Cosimo J. Patti has served on our Board of Directors since 2004. Before joining us, Mr. Patti was an arbitrator for the National Association of Securities Dealers and the New York Stock Exchange for 18 years. Since August 1999, Mr. Patti has been the President and Chairman of Technology Integration Group, Inc. In May 2009, Mr. Patti was appointed to the board of directors of China XD Plastics Company Limited (NASDAQ:CXDC), a company engaged in the development, manufacturing, and distribution of modified plastics primarily for use in automotive applications. In June 2007, Mr. Patti joined the board of directors of Advanced Battery Technologies, Inc. (NASDAQ:ABAT), a company engaged in the business of designing, manufacturing and marketing rechargeable polymer lithium-ion batteries. From 2002 to 2004, Mr. Patti was the Senior Director of Applications Planning with iCi/ADP. He was the Director of Strategic Cross-border Business with Cedel Bank from 1996 to 1999, and President and Founder of FSI Advisors Group from 1998 to 2002. Since 1986 Mr. Patti has served as an appointed arbitrator to the New York Stock Exchange and the National Association of Securities Dealers adjudicating cases involving client disputes within government, equity, derivative and fixed income securities trading activities. Mr. Patti contributes to our Board of Directors his forty years of experience successfully managing corporate teams in domestic and international operations, compliance and sales organizations. Mr. Patti attended Brooklyn College from 1968 to 1970.

XIANMIN WANG – INDEPENDENT DIRECTOR. Xianmin Wang has served on our Board of Directors since 2005. He was the Vice Governor of Heilongjiang Province from 1998 to 2003, where he was in charge of Financial and Economic affairs. Mr. Wang was Secretary of Daqing Municipal Party Committee from 1996 to 1998, and Vice Secretary of Harbin Municipal Party Committee from 1991 to 1992. Mr. Wang received a post graduate degree in Philosophy from Renmin University of China in 1964. He also holds a bachelor’s degree in Economics from Northeast Forest University and postgraduate degrees in Philosophy from Heilongjiang University and Renmin University of China.

BAIQING ZHANG – INDEPENDENT DIRECTOR. Baiqing Zhang has served on our Board of Directors since 2006. Mr. Zhang brings to us two decades of experience in the Chinese government’s regulatory and supervisory divisions. From 1997 until Mr. Zhang retired in 2005, Mr. Zhang served as Deputy Director, Division Chief of the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission, or CSRC, where he managed and imposed regulatory compliance for all Heilongjiang-based securities issuances, as well as supervised securities trading, investment funds and legal affairs. The CSRC is China’s primary regulatory body overseeing the country’s financial markets. Prior to this, he spent ten years as a member of the Discipline Inspection Committee in the Department of Supervision of the Heilongjiang Province, and previously was the Vice Principal of Hebei Institute of Mechanical and Electrical Technology, where he taught college courses. Since 2005, Mr. Zhang has been a consultant in the fields of law and economics, public policy, and business strategy. He also consults and lectures about regulatory issues in the Chinese securities markets, based on his significant experience at the CSRC. Mr. Zhang received a degree in Management of Economics from the Tianjin Normal University and a degree in Accounting from the Heilongjiang Economics Management Academy.

XIAOPENG XU – CHIEF OPERATING OFFICER. Xiaopeng Xu has served as Chief Operating Officer since March, 2010. Since July 2009, Mr. Xu was employed by the Company as general manager of manufacturing. Prior to joining the Company in 2009, Mr. Xu, has served in a number of senior positions in the pharmaceutical industry in China, including the General Manager of China National Pharmaceutical Industry Co., Ltd. from 2005 to 2006, Executive Deputy General Manager of Harbin Pharmaceutical Group Co., Ltd., (Shanghai Stock Exchange: 600664) from 2004 to 2005 and the Factory Director of Harbin Pharmaceutical Group General Industry Co., Ltd. from 1996 to 2004. Currently Mr. Xu also serves in the following capacity for the following entities: Independent Director of Heibei Aoxing Pharmaceutical Co., Inc. since August 2009, Independent Director of Harbin Baida Pharmaceutical Co., Ltd. since 2005, Visiting Professor of Shenyang Pharmaceutical University since 2004, Vice Chairman of China Pharmaceutical Industry Association since 2002, and Vice Chairman of China Anesthetic Association since 2003 (both of the latter associations are industry oriented academic organizations). Mr. Xu graduated from Harbin CCP School in 1985 and completed graduate level programs in CEO courses from Tsinghua University in 2002.

YAN GAO – CHIEF ACCOUNTING OFFICER. Yan Gao has served as Chief Accounting Officer since February 22, 2012. Prior to being appointed as CAO on February 22, 2012, Mr. Gao was an in-house senior accountant for the Company on the financial reporting team, preparing draft reports and responsible for overseeing financial management matters. He joined the Company in 2006 as the Financial Controller for Guangxi Lingfeng Pharmaceutical Ltd., a wholly owned subsidiary of the Company, and served as the General Manager of the Company's Finance Department in 2009, during which he was in charge of financial planning, cash flow management, internal control compliance, business consolidations and reporting. Mr. Gao graduated with a major in Accounting from Heilongjiang College with a professional certificate in 1994.

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

Each of the directors other than Tony Liu, Jun Min, Yanchun Li is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

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

Board Committees

The Board of Directors has a Compensation Committee, a Nominating and Corporate Governance Committee, a Disclosure Committee and an Audit Committee.

Compensation Committee

The Compensation Committee was established on January 15, 2005. The members of the Compensation Committee were Cosimo J. Patti, Xianmin Wang and Lawrence S. Wizel during 2012. Mr. Wizel served as a member of the compensation committee until May 9, 2012, when he resigned. Each of these members is considered “independent” under Section 303A.02 of the listing standards of the New York Stock Exchange, as determined by our Board of Directors. The Compensation Committee operates under a written charter.

The Second Amended and Restated Compensation Committee Charter can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee assists the Board of Directors in determining the compensation of our Chief Executive Officer and makes recommendations to the Board of Directors with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors. The Compensation Committee administers our 2006 equity incentive plan, under the direction of the Board of Directors. The Compensation Committee held one meeting during 2012.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established on January 15, 2005. The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess the effectiveness of the Board of Directors. The Nominating and Corporate Governance Committee held one meeting during 2012.

The members of the Nominating and Corporate Governance Committee during 2012 were Cosimo J. Patti, Baiqing Zhang, Lawrence S. Wizel and Xianmin Wang. Mr. Wang served as the Chairperson of the Nominating and Corporate Governance Committee. Mr. Wizel served as the member of the Nominating and Corporate Governance Committee until May 9, 2012, when he resigned as the independent director. Each of the above-listed Nominating and Corporate Governance Committee members is considered “independent” under Section 303A.02 of the listing standards of the New York Stock Exchange, as determined by our Board of Directors.

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

The Disclosure Committee assists the Company and our Chief Executive Officer and Chief Financial Officer in establishing, maintaining, reviewing and evaluating control and other procedures designed to ensure that information required to disclosed by the Company in its publicly filed reports, including, without limitation, reports required to be filed pursuant to the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period(s) specified in applicable rules and forms. The Disclosure Committee holds regular meetings at least one each quarter prior to and in connection with the Company’s release of earnings results and, if applicable, its preparation of financial statements, annual or quarterly filings and proxy and information statement with the SEC.

The initial members of the Disclosure Committee are as follow:

Name	Capacity

Lily Li	Chairperson, Chief Financial Officer
Tony Liu	Chief Executive Officer
Jun Min	Vice President and Director Cosimo
J. Patti	Chairman of the audit committee
Xiaopeng Xu	Chief Operating Officer
Yan Gao	Chief Accounting Office
Ziyun Zhou	General Manager of Human Resources
Sheng Jiang	Vice President of Research and Development
Jinli Tang	General Manager of Auditing Center
Yongxin Zhou	Director of Sales
Yanhong Liu	General Manager of Public Relations Department

Audit Committee

The Audit Committee operates under a written charter. The Charter of the Audit Committee can be found on our website at www.bioaobo.com and can be made available in print free of charge to any shareholder who requests it.

The Audit Committee’s charter states that the responsibilities of the Audit Committee shall include, among other things:

•	reviewing the Audit Committee’s charter;

•	reviewing the Company’s annual report to stockholders and reports submitted to the SEC;

•	naming the Company’s independent auditors, confirming and reviewing their independence, and approving their fees;

•	reviewing the independent auditors’ performance;

•	considering the independent auditors’ judgments about the Company’s accounting principles;

•	considering and approving major changes to the Company’s auditing and accounting principles;

•	establishing reporting systems to the committee by management and the independent auditors regarding management’s significant judgments in preparing financial statements;

•	following an audit, reviewing significant difficulties encountered during the audit;

•	reviewing significant disagreements among management and the independent auditors in the preparation of the Company’s financial statements;

•	reviewing the extent to which improvements in financial or accounting practices approved by the committee have been implemented;

•	review with counsel any legal matters that could have a significant impact on the Company’s financial statements; and

•	review all Company transactions, in which any related person may have a direct or indirect material interest.

The Audit Committee met four times during 2012. Pursuant to its charter, the Audit Committee meets at least quarterly with the Company’s internal auditors. The Company does not limit the number of audit committees of other companies on which its Audit Committee members can serve.

The members of the Audit Committee during 2012 were Cosimo Patti and Lawrence S. Wizel. Mr. Wizel served as the Chairperson until May 9, 2012 when he resigned as the independent director of the Board of Director. Each of these members is considered “independent” under Section 303A.02 of the listing standards of New York Stock Exchange, as determined by our Board of Directors. The Audit Committee performs each of its responsibilities as outlined in its charter.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Charter, the Audit Committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2012 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

THE AUDIT COMMITTEE

Cosimo Patti (Chairman)

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions, since January 1, 2011 the beginning of the Company’s last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest. It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2012, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

However, the Compensation Committee considers proposals from the Company’s management to approve increases to the base salaries for named executive officers other than our CEO. When considering whether to approve these adjustments, the Compensation Committee takes into account a number of factors, including:

•	the Company’s performance;

•	the individual’s current and historical performance and contribution to the Company; and

•	the individual’s role and unique skills.

Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously. The Company did not benchmark the compensation paid to its executives for 2011 and the Compensation Committee did not take into account compensation data and benchmarks for comparable positions and companies. On April 10, 2011, the Compensation Committee met and reviewed the compensation package for each executive and determined, after taking into account the capital requirements of the business and the then current economic situation, that the salary base compensation for the executives which were carried over from 2008 to 2010 (with one slight adjustment), continued to be competitive and, therefore, no salary increase for the year ended December 31, 2012 was warranted.

Annual Cash Incentive Bonuses. The Company has a cash incentive bonus program for NEOs. The cash bonus is determined by the Company’s compensation committee and is performance based.

The program is designed to promote executive decision making and achievement that supports the realization of key overall Company financial goals. For the year 2012, the participants in the Company’s cash incentives program consisted of each of the Company’s six NEOs.

In 2012, executives had target bonus opportunities ranging from 0% to 100% of base salary earnings, depending on position level and responsibility, with larger bonus opportunities provided to those with greater responsibility. The Compensation Committee establishes the guidelines under which the plan is administered, including financial performance goals and payout schedules.

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

The Compensation Committee carefully monitors our executive compensation programs. Although it has been our general objective to provide our NEOs with total annual compensation near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, we have also balanced this goal with the overall global market conditions and performance of the Company and to that end decrease levels of compensation during 2012.

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

						All Other
				Stock	Option	Compen-
		Salary	Bonus	Awards	Awards	sation	Total
Name and Principal Position	Year	($) (1)	($) (2)	($) (3)	($) (3)	($) (4)	($)
Tony Liu,	2012	200,000	–	–	–	88,860	288,860
CEO and Chairman	2011	200,000	–	376,600	–	40,801	617,401
	2010	200,000	–	538,000	–	12,859	750,859

Yanchun Li,	2012	160,000	–	–	–	37,244	197,244
CFO, Director	2011	160,000	–	332,640	–	16,424	509,064
	2010	160,000	–	475,200	–	8,223	643,423

Jun Min,	2012	120,000	–	–	–	41,511	161,511
VP, Director	2011	120,000	–	249,480	–	5,544	375,024
	2010	120,000	–	356,400	–	4,123	480,523

(1)	The amounts reported in this column represent base salaries paid to each of the named executive officers for 2012 as provided for in their respective employment agreements.
(2)	The named executive officers did not receive any discretionary bonuses, sign-on bonuses, or other annual bonus payments that are not contingent on the achievement of stipulated performance goals. Cash bonus payments are contingent on achieving pre-established and communicated goals.
(3)	Stock and option awards amounts shown in this table represent the grant date fair value computed in accordance with FASB ASC 718.
(4)	Other compensation includes reimbursement for business-related travel expenses.

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

During the year ended December 31, 2012, the Company did not grant any restricted stock or stock options to the NEO’s.

Employment Agreements

On April 10, 2011, we entered into employment agreements with Tony Liu, our Chairman and Chief Executive Officer, Yanchun Li, our Chief Financial Officer, and Jun Min, our Vice President. Tony Liu, Yanchun Li and Jun Min are also directors of the Company.

Tony Liu’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $200,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 110,765 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Liu’s continued employment with the Company on each vesting date. Mr. Liu is also entitled to an annual performance based bonus of up to $40,000 based upon the Company’s performance. Such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Liu’s employment with cause or without cause pursuant to a decision by our Board of Directors. In the event Mr. Liu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Lily Li’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $160,000, subject to subsequent annual review by the Company’s Compensation Committee. The term of her agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 97,836 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Ms. Li’s continued employment with the Company on each vesting date. Ms. Li is also entitled to an annual performance based bonus of up to $30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Ms. Li’s employment with cause or without cause pursuant to a decision by our Board of Directors. In the event Ms. Li’s employment is terminated without cause, she will be eligible to receive monthly payments at her then applicable monthly base salary for the rest of her term from the date of termination of her employment.

Jun Min’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of $120,000, subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 73,377 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Min’s continued employment with the Company on each vesting date. Mr. Min is also entitled to an annual performance based bonus of up to $30,000 based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Min’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Min’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Xiaopeng Xu’s employment agreement has a term of one year, effective as of April 10, 2011, and provides for an annual base salary of RMB 500,000(equal to US$76,378), subject to subsequent annual review by our Board of Directors. The term of his agreement shall be automatically renewed for another year, unless a written notice is given by either party of an intention not to renew the agreement no later than 90 days prior to the expiration of the term. The agreement also provides for grant of a stock award of 8,986 shares. The stock are awarded under the Company’s 2006 Equity Incentive Plan and will vest ratably over a five year period, subject to Mr. Xu’s continued employment with the Company on each vesting date. Mr. Xu is also entitled to an annual performance based bonus of up to RMB 300,000 ($45,827) based upon the Company’s performance and such amount may be increased if the Company exceeds certain net income targets for the year, or may be decreased if the net income targets are not met. We can terminate Mr. Xu’s employment with cause or without cause pursuant to a decision by our Chief Executive Officer. In the event Mr. Xu’s employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for the rest of his term from the date of termination of the employment.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2012, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through April 10, 2013:

Cash Payments
Tony Liu	$66,667
Yanchun Li	53,333
Jun Min	40,000
Xiaopeng Xu	25,459

2012 Outstanding Equity Awards at Year-end

	Option Awards:					Stock Awards:
	Number of	Number of	Equity
	Securities	Securities	Incentive
	Underlying	Underlying	Plan Awards:
	Unexercised	Unexercised	Number of				Market
	Options	Options	Securities			Number of	Value of
	(#)	(#)	Underlying			Shares or	Shares or
			Unexercised	Option		Units of	Units of
			Unearned	Exercise	Option	Stock That	Stock That
			Options	Price	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	(#)	($)	Date	Vested (#)	Vested ($)
Tony Liu	100,000	–	100,000	21.48	4/20/2017
Tony Liu	44,740	11,185	55,925	16.70	4/20/2018
Tony Liu	18,234	12,156	30,390	8.02	4/10/2019	9,415	75,508
Tony Liu						38,891	322,799
Tony Liu						88,612	301,281
Yanchun Li	80,000	–	80,000	21.48	4/20/2017
Yanchun Li	39,518	9,879	49,397	16.70	4/20/2018
Yanchun Li	16,106	10,737	26,843	8.02	4/10/2019	8,316	66,694
Yanchun Li						34,352	285,120
Yanchun Li						78,269	266,114
Jun Min	60,000	–	60,000	21.48	4/20/2017
Jun Min	29,638	7,410	37,048	16.70	4/20/2018
Jun Min	12,079	8,053	20,132	8.02	4/10/2019	6,214	49,835
Jun Min						25,764	213,841
Jun Min						58,702	199,585
Binsheng Li	40,000	–	40,000	21.48	4/20/2017
Binsheng Li	24,416	6,104	30,520	16.70	4/20/2018
Binsheng Li	9,951	6,634	16,585	8.02	4/10/2019	5,138	41,207
Binsheng Li						21,224	176,158
Binsheng Li						48,358	164,416
Xiaopeng Xu	–	–	–	–	–	3,701	30,722
Xiaopeng Xu	–	–	–	–	–	7,189	24,442

Option Exercises and Stock Vested During 2012

Option Awards
Number of
	Shares Acquired	Value Realized
	on Exercise (#)	on Exercise ($)
Tony Liu	–	–
Yanchun Li	–	–
Jun Min	–	–
Xiaopeng Xu	–	–

Compensation of Independent Directors for 2012

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

The following table sets forth all compensation paid or to be paid by AOB, as well as certain other compensation paid or accrued, for each of the independent directors for 2012.

					Change in
					Pension
				Non-Equity	Value and
	Fees			Incentive	Nonqualified
	Earned or			Plan	Deferred	All Other
	Paid in	Stock	Option	Compen-	Compen-	Compen-
	Cash	Awards	Awards	sation	sation	sation	Total
Name	($)	($) (6)	($) (6)	($)	Earnings ($)	($)	($)
Cosimo J. Patti (1)	98,000	50,000	–	–	–	–	148,000
Xianmin Wang (2)	50,000	50,000	–	–	–	–	100,000
Baiqing Zhang (3)	50,000	50,000	–	–	–	–	100,000
Lawrence S. Wizel (4)	22,917	22,524	–	–	–	–	45,441
Eileen Brody (5)	–	–	–	–	–	–	–

(1)	159,473 shares of common stock to be issued were outstanding as of January 1, 2013. Mr. Patti's compensation is comprised of $50,000 director fee, plus $48,000 for services rendered in connection with our financial investigation.
(2)	24,829 shares of common stock to be issued were outstanding as of January 1, 2013.
(3)	24,829 shares of common stock to be issued were outstanding as of January 1, 2013.
(4)	200,578 shares of common stock to be issued were outstanding as of January 1, 2013. Mr. Wizel resigned as Chairman of Audit Committee and independent director on May 9, 2012. Subsequent to his resignation, Mr. Wizel performed financial consulting services and services related to our independent investigation, for which he was compensated $69,083 in 2012.
(5)	27,191 shares of common stock to be issued were outstanding as of January 1, 2013. Ms. Brody resigned as an independent director on December 11, 2011. Subsequent to her resignation, Ms. Brody performed financial consulting services and services related to our independent investigation, for which she was compensated $25,000 in 2012.
(6)	For awards of stock and option, the aggregate grant date fair value computed in accordance with FASB ASC 718.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Members of our Compensation Committee of the Board of Directors during 2012 were Messrs. Patti, Wizel and Wang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity. Mr. Wizel resigned as a member of the Board and from service on all Board Committees as of May 9, 2012.

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

Cosimo J. Patti (Chair)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of May 14, 2013 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

		Amount and
		Nature of
		Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)		Class (3)
Series A Preferred Stock	Tony Liu	1,000,000	(4)	100.0%
Common Stock	Tony Liu	7,410,856	(5)	20.2%
Common Stock	Yanchun Li	560,812	(6)	1.5%
Common Stock	Jun Min	588,963	(7)	1.6%
Common Stock	Cosimo J. Patti	32,837		*
Common Stock	Xianmin Wang	31,633		*
Common Stock	Baiqing Zhang	20,474		*
Common Stock	Xiaoliang Wang	2,919		*
Common Stock	Xiaopeng Xu	1,234		*
	Total Ownership of Common Stock by All Directors and Officers as a Group	8,649,728		23.5%

* - Denotes less than 1%

(1)	Unless otherwise indicated, the address for all named executive officers, directors and shareholders is c/o American Oriental Bioengineering, Inc., 1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town, Beijing, 100176, People's Republic of China.
(2)	The amount of beneficial ownership includes the number of shares of Common Stock and/or Series A Preferred Stock, plus, in the case of each of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of May 14, 2013 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial owner" of all the shares of common stock over which any such sole or shared power exists.
(3)	Based upon 36,419,706 shares outstanding as of May 14, 2013.
(4)	Through his Common Stock and Series A Preferred Stock ownership, currently, Mr. Liu has voting power equal to approximately 36.5% of our voting securities.
(5)	Includes 180,237 shares of common stock issuable upon exercise of options.
(6)	Includes 150,871 shares of common stock issuable upon exercise of options.
(7)	Includes 113,154 shares of common stock issuable upon exercise of options.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions, since January 1, 2011, the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest. It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Director Independence

Although we are no longer subject to the listing standards of the NYSE, we continue to maintain a majority of the directors who are independent directors under Section 303A.01 of the listing standard of NYSE. Section 303A.02 of the NYSE listing standards provide that no director can qualify as independent unless the Board affirmatively determines that the director has no material relationship with the listed company. The Board has adopted the following standards in determining whether or not a director has a material relationship with the Company and these standards are:

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

Based on these independence standards and all of the relevant facts and circumstances, the Board determined that none of the following directors had any material relationship with the Company and, thus, are independent under Section 303A.02 of the listing standards of NYSE: Messrs. Patti, Wang, Wizel and Zhang.

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

	Year Ended December 31,
	2012	2011	2010
Audit Fees:
Weinberg & Company, P.A	$2,338,292	$–	$–
Ernst & Young Hua Ming.	–	1,525,000	1,680,000
Total	$2,338,292	$1,525,000	$1,680,000

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above were approximately:

Year Ended December 31,
	2012	2011	2010
Audit Related Fees:
Weinberg & Company, P.A	$–	$–	$–
Ernst & Young Hua Ming.	–	–	–
Total	$–	$–	$–

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

	Year Ended December 31,
	2012	2011	2010
Tax Fees:
Weinberg & Company, P.A	$–	$–	$–
Ernst & Young Hua Ming.	–	92,474	266,942
Total	$–	$92,474	$266,942

All Other Fees

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported under Audit Fees and Tax Fees above, were approximately:

Year Ended December 31,
	2012	2011	2010
All other fees:
Weinberg & Company, P.A	$–	$–	$–
Ernst & Young Hua Ming.	–	–	–
Total	$–	$–	$–

Audit Committee Approval

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to AOB by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre- approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre- approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by- case basis.

Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to AOB;

•	provision by the independent auditor to AOB of strategic consulting services of the type typically provided by management consulting firms; or

•	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of AOB’s financial statements.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

See ITEM 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or are not applicable.

3. The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	2006 Equity Incentive Plan
•	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Tony Liu
•	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Yanchun Li
•	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Jun Min
•	Employment Agreement, dated April 10, 2011, by and between American Oriental Bioengineering, Inc. and Xiaopeng Xu

(b) The exhibits listed on the Exhibit Index are filed as part of this report

(c) Not applicable.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 31, 2012, 2011, and 2010

Description	Balance at December 31, 2009	Additions		Deductions	Balance at December 31, 2010	Additions		Deductions	Balance at December 31, 2011	Additions		Deductions	Balance at December 31, 2012
		Charged to costs and expenses	Charged to other accounts			Charged to costs and expenses	Charged to other accounts			Charged to costs and expenses	Charged to other accounts
Allowance for doubtful accounts	$522,897	$164,982			$687,879	$15,670,248		$3,254	$16,354,873	$9,645,118		$7,865,079	$18,134,912

Allowance for inventories	$35,842			$13,108	$22,734	$608,216		$6,434	$624,516	$70,714		$647,949	$47,281

EXHIBIT INDEX

Reg. S-K Exhibit
Table Item No.	Description of Exhibit
2.1	Purchase Agreement, dated as of September 8, 2004, between American Oriental Bioengineering, Inc., the Government of Heilongjiang Province of China and Heilongjiang Songhuajiang Pharmaceutical Limited (incorporated by reference from the Report on Form 8-K, Commission File No. 000-29785, filed with the Commission on September 14, 2004).

2.2	Acquisition Agreement, dated September 6, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Changchun Xinan Pharmaceutical Group Company Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

2.3	Acquisition Agreement, dated October 18, 2007, by and between American Oriental Bioengineering, Inc. and Renson Holdings Limited for the purchase of all of the outstanding capital stock of Guangxi Boke Pharmaceutical Limited (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on November 5, 2007).

3.1(a)	Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form SB-2 Commission File No. 333-124133, filed with the Commission on April 18, 2005).

3.1(b)	Certificate of Amendment to Amendment and Restatement of Articles of Incorporation of American Oriental Bioengineering, Inc. (incorporated by reference from the Registration Statement on Form S-3 Commission File No. 333-131229, filed with the Commission on January 23, 2006).

3.2	Amended and Restated Bylaws of American Oriental Bioengineering, Inc. (incorporated by reference from the Report on Form 10-Q, Commission File No. 001-32569, filed with the Commission on August 11, 2008).

4.1	Form of Warrant (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

4.2	American Oriental Bioengineering, Inc. 2003 Stock Option Plan (incorporated by reference from the Report on Form 10-KSB, Commission File No. 000-29785, filed with the Commission on April 15, 2004).

4.3	Indenture, dated as of July 15, 2008, by and between Wells Fargo Bank, National Association, as Trustee and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

4.4	Registration Rights Agreement, dated as of July 15, 2008, by and among the investors specified therein and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

4.5	2006 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A, filed with the Commission on October 17, 2006).

10.1	Stock and Warrant Purchase Agreement, dated as of November 28, 2005, by and among American Oriental Bioengineering, Inc. and the signatory purchasers named therein (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.2	Form of Registration Rights Agreement by and among American Oriental Bioengineering, Inc. and the signatories thereto (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on December 1, 2005).

10.3(a)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Cosimo J. Patti (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.3(b)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Xianmin Wang (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.3(c)	Independent Director Agreement, dated July 1, 2006, by and between American Oriental Bioengineering, Inc. and Eileen B. Brody (incorporated by reference to the Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2006).

10.4	Securities Purchase Agreement, dated as of July 9, 2008, by and among the investors specified therein and American Oriental Bioengineering, Inc. (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.5	Form of Prepaid Forward Share Repurchase Contract Confirmation, dated as of July 15, 2009 (incorporated by reference from the Current Report on Form 8-K, Commission File No. 001-32569, filed with the Commission on July 15, 2008).

10.6(a)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Tony Liu (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2011).

10.6(b)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Yanchun Li (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2011).

10.6(c)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Jun Min (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2011).

10.6(d)	Employment Agreement, dated April 8, 2010, by and between American Oriental Bioengineering, Inc. and Binsheng Li (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2011).

10.7	Stock Award and Non-Qualified Stock Option Grant Agreement (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 15, 2010).

10.8	Executive Employment Agreement dated as of July 15, 2009 between the Company and Xiaopeng Xu (incorporated by reference from the Current Report on Form 8-K, filed with the Commission on March 17, 2011).

14	Amended and Restated Code of Ethics of American Oriental Bioengineering, Inc., dated November 9, 2006, (incorporated by reference to the Annual Report on Form 10-K, filed with the Commission on March 13, 2007).

21	Subsidiaries of the Registrant, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

101.INS	XBRL Instance Document, filed herewith
101.SCH	Document, XBRL Taxonomy Extension, filed herewith
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition, filed herewith
101.DEF	Linkbase, XBRL Taxonomy Extension Labels, filed herewith
101.LAB	Linkbase, XBRL Taxonomy Extension, filed herewith
101.PRE	Presentation Linkbase, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

Date: June 11, 2013	By:	/s/ Tony Liu
Tony Liu Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tony Liu	Chief Executive Officer and Chairman of the Board of Directors	June 11, 2013
Tony Liu	(Principal Executive Officer)

/s/ Yanchun Li	Chief Financial Officer, Secretary and Director	June 11, 2013
Yanchun Li	(Principal Financial Officer)

/s/ Jun Min	Vice President and Director	June 11, 2013
Jun Min

/s/ Gao Yan	Chief Accounting Officer (Principal Accounting Officer)	June 11, 2013
Gao Yan

/s/ Cosimo J. Patti	Independent Director	June 11, 2013
Cosimo J. Patti

/s/ Xianmin Wang	Independent Director	June 11, 2013
Xianmin Wang

/s/ Baiqing Zhang	Independent Director	June 11, 2013
Baiqing Zhang

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-3 – F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

PAGE F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

PAGE F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

PAGE F-7 – F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

PAGE F-9 – F-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Oriental Bioengineering, Inc.

We have audited the accompanying consolidated balance sheets of American Oriental Bioengineering, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2012. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Accordingly, we express no such opinion for the year ending December 31, 2012. Our audit as of December 31, 2011 required an audit of the internal controls over financial reporting, and our opinion on those controls is below. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Oriental Bioengineering, Inc. as of December 31, 2012 and 2011, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the company has suffered recurring losses and utilized significant cash in operations. In addition, at December 31, 2012, the Company had a working capital deficiency and its convertible notes were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Oriental Bioengineering, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report which expressed an adverse opinion thereon dated January 7, 2013 included in the Company’s December 31, 2011 Form 10-K filed on January 7, 2013.

/s/ WEINBERG & COMPANY, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California

June 11, 2013

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$7,097,098	$52,627,928
Restricted cash	6,514,224	264,031
Accounts receivable, net of allowance for doubtful accounts of $18,134,912 and $16,354,873 as of December 31, 2012 and 2011, respectively	45,543,611	53,196,298
Inventories, net of provision for slow-moving inventories of $47,281 and $624,516 as of December 31, 2012 and 2011, respectively	20,570,846	18,889,930
Advances to suppliers and prepaid expenses	10,292,360	16,535,191
Notes receivable	4,682,607	27,848,917
Receivable for disposal of NuoHua Affiliate	–	18,153,754
Deferred tax assets	28,660	3,225,803
Other current assets	719,075	5,168,742
Total Current Assets	95,448,481	195,910,594

LONG-TERM ASSETS
Property, plant and equipment, net	171,381,389	170,534,450
Land use rights, net	145,314,928	157,928,152
Capitalized agricultural costs, net	17,443,475	22,333,937
Acquired intangible assets, net	13,116,380	10,728,658
Investments in and advances to equity method investments	3,337,485	5,934,422
Deferred tax assets	–	263,109
Deferred financing costs and other	266,786	1,347,735
Total Long-Term Assets	350,860,443	369,070,463
TOTAL ASSETS	$446,308,924	$564,981,057

See accompanying notes to the consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	DECEMBER 31,
	2012	2011

CURRENT LIABILITIES
Accounts payable	$11,005,423	$22,085,545
Accrued expenses and other payables	16,339,129	21,201,533
Taxes payable	762,943	580,293
Accrued taxes	11,015,810	8,849,004
Convertible notes, in default	49,161,000	108,500,000
Notes payable	11,054,449	502,912
Short-term bank loans	6,807,999	6,756,014
Current portion of long-term bank loans	64,811	63,070
Deferred tax liabilities	–	90,070
Total Current Liabilities	106,211,564	168,628,441

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	554,590	618,030
Deferred tax liabilities	11,956,064	14,572,492
Total Long-Term Liabilities	12,510,654	15,190,522
TOTAL LIABILITIES	118,722,218	183,818,963

COMMITMENTS AND CONTINGENCIES

EQUITY
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 36,644,288 shares and 39,476,274 shares issued as of December 31, 2012 and 2011, respectively; 36,419,706 shares and 39,251,692 shares outstanding as of December 31, 2012 and 2011, respectively	73,336	78,952
Common stock to be issued (611,971 shares and 132,247 shares as of December 31, 2012 and 2011, respectively)	450,561	291,333
Additional paid-in capital	177,974,127	206,591,730
Retained earnings	78,097,723	137,810,753
Less: Treasury stock, at cost (224,582 shares as of December 31, 2012 and 2011)	(799,999)	(799,999)
Less: Prepaid forward repurchase contract	–	(29,998,616)
Accumulated other comprehensive income	71,789,958	67,723,161
Total American Oriental Bioengineering, Inc. Shareholders’ Equity	327,586,706	381,698,314
Non-controlling interests	–	(536,220)
TOTAL EQUITY	327,586,706	381,162,094
TOTAL LIABILITIES AND EQUITY	$446,308,924	$564,981,057

See accompanying notes to the consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010

Revenues	$145,099,627	$212,690,388	$305,944,085
Cost of sales	100,741,813	112,939,705	148,186,531
GROSS PROFIT	44,357,814	99,750,683	157,757,554

Selling, general and administrative expenses	49,725,528	51,351,940	66,439,702
Advertising costs	29,025,081	14,910,983	38,920,905
Research and development costs	6,246,020	12,658,085	15,365,131
Depreciation and amortization expenses	7,246,310	7,495,051	6,662,237
Provision for doubtful accounts	7,087,232	15,624,998	–
Impairment of capitalized agricultural costs	8,525,587	–	–
Impairment of property, plant and equipment	12,577,507	733,688	–
Impairment of land use rights	10,255,550	–	–
Impairment of acquired intangible assets	–	6,928,064	–
Impairment of goodwill	–	33,164,121	–
Total operating expenses	130,688,815	142,866,930	127,387,975

INCOME (LOSS) FROM OPERATIONS	(86,331,001)	(43,116,247)	30,369,579

Impairment of equity method investment-AXN	–	(11,937,037)	–
Loss on disposal of NuoHua Affiliate	–	(8,447,368)	(1,083,637)
Gain on extinguishment of convertible notes	40,413,555	3,242,389	–
Equity in earnings (losses) from equity method investments	(2,813,235)	(1,254,973)	213,177
Loss on deconsolidation and impairment of advances	(3,314,713)	–	–
Interest expense, net	(5,834,698)	(6,610,001)	(5,900,055)
Other income (expense), net	379,184	266,942	(204,736)
INCOME (LOSS) BEFORE INCOME TAX	(57,500,908)	(67,856,295)	23,394,328
Provision for income taxes	2,224,489	635,053	9,335,338
NET INCOME (LOSS)	(59,725,397)	(68,491,348)	14,058,990
Net income attributable to non-controlling interest	12,367	1,041,420	27,937
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	(59,713,030)	(67,449,928)	14,086,927

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	4,066,797	18,669,832	16,003,105

COMPREHENSIVE INCOME (LOSS)	$(55,646,233)	$(48,780,096)	$30,090,032

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.56)	$(1.80)	$0.38
Diluted	$(1.56)	$(1.80)	$0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,301,543	37,416,241	37,405,008
Diluted	38,301,543	37,416,241	37,862,413

See accompanying notes to the consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Stock To Be Issued	Prepaid Forward Repurchase Contract	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
BALANCE AT JANUARY 1, 2010	1,000,000	1,000	39,160,720	39,161	388,000	(29,998,616)	199,869,081	–	191,173,754	33,050,224	533,136	395,055,740
Common stock issued for director services	–	–	40,188	40	(388,000)	–	387,960	–	–	–	–	–
Common stock to be issued for director services	–	–	–	–	350,500	–	–	–	–	–	–	350,500
Common stock issued for consulting services	–	–	46,731	47	–	–	418,970	–	–	–	–	419,017
Stock-based compensation to employees	–	–	–	–	–	–	2,686,010	–	–	–	–	2,686,010
Exercise of common stock awards to employees	–	–	51,664	52	–	–	(52)	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	16,003,105	–	16,003,105
Net income	–	–	–	–	–	–	–	–	14,086,927	–	(27,937)	14,058,990

BALANCE AT DECEMBER 31, 2010	1,000,000	1,000	39,299,303	78,598	350,500	(29,998,616)	203,322,671	–	205,260,681	49,053,329	505,199	428,573,362

Common stock issued for director services	–	–	42,622	85	(350,500)	–	350,415	–	–	–	–	–
Common stock to be issued for director services	–	–	–		291,333	–		–	–	–	–	291,333
Common stock issued for consulting services	–	–	22,748	46	–	–	24,554	–	–	–	–	24,600
Stock-based compensation to employees	–	–	–		–	–	2,894,313	–	–	–	–	2,894,313
Exercise of common stock awards to employees	–	–	111,601	223	–	–	(223)	–	–	–	–	–
Treasury stock	–	–	–	–	–	–	–	(799,999)	–	–	–	(799,999)
Foreign currency translation	–	–	–	–	–	–	–	–	–	18,669,832	–	18,669,832
Net loss	–	–	–	–	–	–	–	–	(67,449,928)	–	(1,041,419)	(68,491,347)

BALANCE AT DECEMBER 31, 2011	1,000,000	1,000	39,476,274	78,952	291,333	(29,998,616)	206,591,730	(799,999)	137,810,753	67,723,161	(536,220)	381,162,094

Common stock issued for director services	–	–	27,700	28	(13,296)	–	13,268	–	–	–	–	–
Common stock to be issued for director services	–	–	–	–	172,524	–	–	–	–	–	–	172,524
Common stock issued for consulting services	–	–	–	–	–	–	33,753	–	–	–	–	33,753
Stock-based compensation to employees	–	–	–	–	–	–	2,598,951	–	–	–	–	2,598,951
Deconsolidation of subsidiary	–	–	–	–	–	–	–	–	–	–	548,587	548,587
Satisfaction of prepaid forward repurchase contract	–	–	(1,856,350)	(3,713)	–	29,998,616	(29,994,903)	–	–	–	–	–
Repurchase of treasury stock	–	–	–	–	–	–	–	(1,270,603)	–	–	–	(1,270,603)
Retirement of treasury stock	–	–	(1,003,336)	(1,931)	–	–	(1,268,672)	1,270,603	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	4,066,797	–	4,066,797
Net loss	–	–	–	–	–	–	–	–	(59,713,030)	–	(12,367)	(59,725,397)

BALANCE AT DECEMBER 31, 2012	1,000,000	1,000	36,644,288	73,336	450,561	–	177,974,127	(799,999)	78,097,723	71,789,958	–	327,586,706

See accompanying notes to the consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59,725,397)	$(68,491,348)	$14,058,990

Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	12,029,352	12,469,749	12,704,743
Amortization of deferred issuance cost	691,722	914,063	928,289
Loss on disposal of property, plant and equipment	–	37,165	89,760
Loss on disposal of NuoHua Affiliate	–	8,447,368	1,083,637
Impairment of equity method investment-AXN	–	11,937,037	–
Impairment of acquired intangible assets	–	6,928,064	–
Impairment of capitalized agricultural costs	8,525,586	–	–
Impairment of property, plant and equipment, net	12,577,507	733,688	–
Impairment of land use rights	10,255,550	–	–
Impairment of goodwill	–	33,164,121	–
Provision for doubtful accounts and slow moving inventories	7,087,232	16,261,132	142,836
Deferred taxes	753,754	(5,854,583)	(402,537)
Stock-based consulting expenses	33,753	24,600	168,092
Stock-based compensation expenses	2,598,951	2,894,313	2,686,010
Independent director stock compensation	172,524	291,333	350,500
Equity in (earnings) losses from equity method investments	2,813,235	1,254,973	(213,177)
Loss of deconsolidation and impairment of advances	3,314,713	–	–
Gain on extinguishment of convertible notes	(40,413,555)	(3,242,389)	–
Changes in operating assets and liabilities, net of effects of acquisitions and deconsolidation:
Accounts receivable	(2,577,621)	15,789,486	(23,247,668)
Inventories	(4,245,470)	(3,003,807)	(2,460,746)
Advances to suppliers and prepaid expenses	6,242,831	(1,706,525)	(320,239)
Other current assets	2,453,431	353,947	(1,685,995)
Accounts payable	(6,368,230)	4,124,398	2,016,701
Accrued expenses and other payables	(5,022,643)	(5,253,142)	(5,365,288)
Taxes payable	182,650	(911,273)	289,831
Other liabilities	–	–	4,085,209
Accrued taxes	2,166,806	2,793,348	3,302,568
Net cash provided by (used in) operating activities	(46,453,319)	29,955,718	8,211,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,663,399)	(36,396,025)	(6,063,413)
Capitalized agricultural costs	(3,509,602)	(13,477,797)	(184,431)
Investment in note receivable	(4,682,607)	(27,848,917)	–
Proceeds from repayment of notes receivable	27,848,917	–	–
Cash proceeds from disposal of NuoHua affiliate	18,311,212	5,097,698	–
Cash acquired on acquisition of Liaoning Baicao	–	614,522	–
Purchase of land use rights and other intangible assets	(3,969,538)	–	(18,032)
Deposit for long-term assets	–	–	(21,334)
Investments in and advances to equity investments	17,828	61,784	(53,838)
Decrease in cash from deconsolidation of subsidiary	(171,167)	–	–
Net cash provided by (used in) investing activities	15,181,644	(71,948,735)	(6,341,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(6,250,193)	273,266	2,761,082
Proceeds from bank loans	18,913,728	–	6,764,562
Repayment of bank loans	(8,399,792)	(575,118)	(13,395,723)
Repurchase of convertible notes	(18,478,888)	(3,160,005)	–
Repurchase of common stock	(1,270,603)	(799,999)	–
Net cash used in financing activities	(15,485,748)	(4,261,856)	(3,870,079)
Effect of exchange rate changes on cash and cash equivalents	1,226,593	4,314,281	5,441,645
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,530,830)	(41,940,592)	3,442,034
Cash and cash equivalents, beginning of year	52,627,928	94,568,520	91,126,486
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,097,098	$52,627,928	$94,568,520

(continued)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$460,270	$6,176,461	$6,252,963
Cash paid for income taxes	768,568	5,437,481	6,658,671
Non-cash investing and financing activities:
Fair value of net assets acquired, exclusive of cash	–	7,639,554	–
Transfer from construction in progress to property, plant and equipment	173,625	7,686,271	14,754,027
Decrease in noncash assets from deconsolidation of subsidiary	8,980,800	–	–
Decrease in noncash liabilities from deconsolidation of subsidiary	10,298,922	–	–
Retirement of treasury stock	1,270,603	–	–
Retirement of prepaid forward purchase contract	29,998,616	–	–

See accompanying notes to the consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

NOTE 1 – PRINCIPAL ACTIVITIES AND ORGANIZATION

American Oriental Bioengineering, Inc. (“AOB”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China(the “PRC”). AOB and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise. The following list contains the particulars of the Company’s operating subsidiaries and major affiliate companies:

Name of Subsidiary	Principal activities	Acquired	Percentage of ownership December 31, 2012
Operating Subsidiaries

Harbin Three Happiness Bioengineering Co., Ltd. (“Three Happiness”)	Manufacture and commercialize a broad range of branded pharmaceutical and nutraceutical products	Dec 2001	100%

Heilongjiang Songhuajiang Pharmaceutical Co., Ltd. (“HSPL”)	Manufacture and commercialize an anti-viral injection powder, a prescription pharmaceutical product	Sept 2004	100%

Guangxi Lingfeng Pharmaceutical Co., Ltd. (“GLP”)	Manufacture and commercialize a series of pharmaceutical products that focus on women’s health	Apr 2006	100%

Heilongjiang Qitai Pharmaceutical Co., Ltd. (“HQPL”)	Wholesale of pharmaceutical and nutraceutical products	Jul 2006	100%

Changchun Xinan Pharmaceutical Co., Ltd. (“CCXA”)	Manufacture and distribute a broad range of generic pharmaceutical products	Sept 2007	100%

Guangxi Boke Pharmaceutical Co., Ltd. (“Boke”)	Manufacture and commercialize pharmaceutical products that alleviate nasal congestion and provide sinus relief	Oct 2007	100%

GuangXiHuiKe Research and Development Co., Ltd. (“GHK”)	Pharmaceutical research and products development	Oct 2008	100%

ShenzhenNuoHua Trading Co., Ltd. (“NuoHua”)	Wholesale and retail of pharmaceutical and nutraceutical products	Oct 2008	100%

Liaoning North Medicated Herbs Pharmaceutical Co., Ltd.(“Liaoning Baicao”)	Wholesale of pharmaceutical and nutraceutical products	Dec 2011	100%

Equity Method Investee
Aoxing Pharmaceutical Company, Inc. (“AXN”)	Manufacture and commercialize pain management pharmaceutical products-Not consolidated	Apr 2008	33.70%

Jilin Yushuntang Pharmaceutical Co., Ltd. (“Yushuntang”)	Wholesale of pharmaceutical and nutraceutical products-Consolidated through December 31, 2012 (See Note 12)	Sept 2008	49%

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

NOTE 2 – BASIS OF PRESENTATION

Basis of Consolidation

The consolidated financial statements include the financial statements of American Oriental Bioengineering, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended December 31, 2012, the Company recorded a loss from operations of $86,331,001 and utilized cash in operations of $46,453,319.  As of December 31, 2012, the Company had a working capital deficit of $10,763,083.  In addition, the Company was in default of $49,161,000 of its convertible notes due July 15, 2015, for which the Company has subsequently received a notice of acceleration of amount due (see Note 23). If the holders of the notes declare the notes due and payable, the Company presently does not have the ability to pay these notes. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the sales of its products, Common Stock sales and debt financing.  However, due to the decrease in sales, the Company’s ability to meet contractual obligations and payables depends on its ability to implement cost reductions effectively and obtain additional financing. The Company believes that the ongoing economic challenges and uncertainties in 2012 will continue to negatively impact its business in 2013.  Thus, the Company expects that for 2013 it will continue to generate losses from operations, and its operating cash flows will not be sufficient to cover operating expense; therefore, the Company expects to continue to incur net losses.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions.   The Company believes it can utilize its properties and land use rights located in Beijing, China to secure such financing.  No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution to shareholders, in case or equity financing.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets and goodwill, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of acquisitions, and valuation of share-based compensation expenses. Changes in facts and circumstances may result in revised estimates. Actual results could differ from these estimates.

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

Assets and liabilities are translated into U.S. dollars at the noon buying rate certified by the Federal Reserve Bank of New York on December 31, 2012 and 2011. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
Year-end RMB : US$ exchange rate	6.3161	6.3647	6.6118
Average yearly RMB : US$ exchange rate	6.3198	6.4883	6.7245

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company establishes provisions against revenue for estimated sales returns in the same period that the related revenue is recognized based on historical product returns. For the years ended December 31, 2012, 2011, and 2010, sales returns were $3,389,344, $1,888,544, and nil respectively, and are netted against revenue in the consolidated statements of operations and comprehensive income.

Cost of Sales

Cost of sales includes direct and indirect production costs, as well as freight in and handling costs for products sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries, benefits and other staff-related costs associated with sales and marketing, finance and other administrative personnel; facilities and overhead costs; legal expenses and other general and administrative costs. SG&A expenses also include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers.

Shipping and handling costs included in selling, general and administrative expenses were $2,144,000, $3,686,959, and 5,682,503 for the years ended December 31, 2012, 2011, and 2010, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Point of sale materials are accounted for as inventories and are charged to expense as utilized. For the years ended December 31, 2012, 2011, and 2010, advertising costs were $29,025,081, $14,910,983, and $38,920,905, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Substantially all of the Company’s cash accounts are located in banks within the PRC.

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;
•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

Acquired Intangible Assets

Acquired finite-lived intangible assets include product licenses, trademarks, patents and proprietary technologies, which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Proprietary technologies are recorded as an intangible asset only if regulatory approval from the Chinese State Food and Drug Administration, or SFDA, has been obtained and for which the re-registration of the proprietary technologies with the SFDA by the Company in its name is determined to be reasonably assured or perfunctory. The amortization of such intangible assets will not commence until the technology has been re-registered with the SFDA and hence ready for its intended use. The cost of the product licenses are amortized over their licensed period of 2 to 12 years; the cost of trademarks are amortized over their registered period of 2 to 10 years; the cost of patents are amortized over their protection period of 7 to 20 years and the cost of proprietary technologies is amortized over its protection period of 10 years. The weighted-average amortization period of product licenses, trademarks, patents and proprietary technologies are 8.0 years, 6.4 years, 12.8 years and 9.4 years, respectively.

Acquired indefinite-lived intangible assets includes a pharmaceutical trade license. The indefinite-lived intangible asset is not amortized and is tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the Company determines that the fair value of the indefinite-lived intangible asset is more than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the individual asset is written down by an amount equal to such excess.

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

During the year ended December 31, 2012, no impairment of goodwill was recognized. During the year ended December 31, 2011, the Company considered the on-going decline in its stock price and the significant reduction in revenues as impairment indicators and conducted a goodwill impairment assessment at the subsidiary level. Based on the first step of the goodwill impairment test, the fair value of certain reporting units did not exceed the net book value. Therefore, the Company performed additional procedures and a goodwill impairment loss was recognized (See Note 10).

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.

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

The Company determined that the long-lived assets associated with the Company’s BOKE, CCXA and 3H manufacturing facilities were not expected to be fully recoverable. For the years ended December 31, 2012 and 2011, the Company recorded an impairment charge of nil and $6,928,064, respectively, for intangible assets held by BOKE and CCXA. For the years ended December 31, 2012, 2011, and 2010, the Company also recorded an impairment charge of $12,577,507, $733,688, and nil, respectively, related to the excess of the carrying value over fair market values for certain property, plant and equipment held by 3H, HSPL, and CCXA, impairment charges of $10,255,550, nil, and nil, respectively, related to the excess of the carrying value over fair market values for land use rights held by 3H and CCXA, and impairment charges of $8,525,587, nil, and nil, respectively, related to the excess of the carrying value over fair market values for capitalized agricultural costs held by 3H and GLP.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the year. As of December 31, 2012, common stock equivalents were composed of options convertible into 883,639 shares of the Company’s common stock and notes convertible into 6,084,282 shares of the Company’s common stock. For the year ended December 31, 2012, common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common shareholders:

	Year Ended December 31,
	2012	2011	2010
EPS Numerator:
Net income (loss) attributable to controlling interest	$(59,713,030)	$(67,449,928)	$14,086,927

EPS Denominator:
Weighted average common shares outstanding - Basic	38,301,543	37,416,241	37,405,008
Effect of dilutive instruments:
Common stock awards to be issued	–	–	457,405
Weighted average common shares outstanding - Diluted	38,301,543	37,416,241	37,862,413

EPS - Basic	$(1.56)	$(1.80)	$0.38
EPS - Diluted	$(1.56)	$(1.80)	$0.37

Equity method Investments

The equity method of accounting is used for investments in entities in which the Company exercises significant influence but which do not meet the requirements for consolidation. Under the equity method, the Company initially records its investment at cost and adjusts the carrying amount of the investment to recognize the Company’s proportionate share of each equity investee’s net income or loss into consolidated statements of income after the date of acquisition. The Company monitors its equity method investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the investee companies including current earnings trends and other company-specific information. An impairment loss on the equity method investments is recognized when a decline in value is determined to be other-than-temporary (see note 12).

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

Newly Adopted Accounting Pronouncements

In July 2012, FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other”. This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract (Note 16). As of December 31, 2012, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

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

Currency convertibility risk

The Company transacts the majority of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2012	2011
Accounts receivable	$63,678,523	$69,551,171
Allowance for doubtful accounts	(18,134,912)	(16,354,873)
Accounts receivable, net	$45,543,611	$53,196,298

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Provision for doubtful accounts activity is as follows:

	December 31,
	2012	2011	2010
Allowance for doubtful accounts, beginning balance	$16,354,873	$687,879	$522,897
Provision for doubtful debts	9,645,118	15,670,248	164,982
Recoveries	(4,545,536)	(3,254)	–
Decrease due to deconsolidation of subsidiary	(3,319,543)	–	–
Allowance for doubtful accounts, ending balance	$18,134,912	$16,354,873	$687,879

Accounts receivable arise from sales to the Company’s customers and are generally due and payable on terms ranging from 30 to 180 days beginning after the invoice date. The Company assessed distributors’ credit history, operation performance, financial position, reputation among peers, etc. to assign credit terms. The company’s management reviews credit term and conditions of the account receivable balance for each distributor on a quarterly basis.

In the year ended December 31, 2011, the Company offered credit extension from 30 to 90 days to certain distributors with long-term business relationships and healthy credit records in order to match new industry practice and stimulate demand in sales. As a result, the Company’s days’ sales in accounts receivable increased to 125 days in 2011 compared to 82 days in 2010. The Company does not have plans to offer any additional credit term extensions in the near future.

During the years ended December 31, 2011 and 2012, the Company reviewed its accounts receivable based on the changing climate in the drug business in China and estimated that significant increases to its allowance was required. The Company estimates that the remaining net receivables will be collected.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2012	2011
Raw materials	$6,390,360	$6,228,319
Work in process	4,042,287	3,652,867
Finished goods	10,185,480	9,633,260
Total inventories	20,618,127	19,514,446
Less: provision against slow-moving inventories	(47,281)	(624,516)
Inventories, net	$20,570,846	$18,889,930

Capitalized agricultural costs are summarized as follows:

	December 31,
	2012	2011
Growing crops	$21,796,485	$993,126
Payments for long-term crop contracts	–	17,012,586
Prepaid land leasing costs for long-term supply contracts	4,177,571	4,292,345
Others	–	35,880
	25,974,056	22,333,937
Less: impairment of capitalized agricultural costs	(8,530,581)	–
Capitalized agricultural costs	$17,443,475	$22,333,937

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

To mitigate the impact of the increasing cost and supply of raw materials, the Company entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are its principal raw materials in some products. Through these supply contracts, the Company believes that it will stabilize the supply of these critical raw materials in the long run, and reduce the risk of increasing costs in future periods.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

As such, in 2009 and 2010, the Company’s GLP subsidiary entered into long-term supply contracts with various third parties to grow Millettia, a major raw material of the Company, on behalf of the Company through leasing land use rights and production arrangements. Under these contracts, the Company bears the costs in relation to Millettia cultivation and in return entitled to a supply price at a discounted pre-determined rate when delivered. The purchase commitment is unconditional and the Millettia is not expected to be harvested until after 2018. The Company expects the initial supply of Millettia to occur between year nine and year eleven of the contract period as Millettia is a stem from a certain plant which requires an eight to ten-year period to mature. These contracts expire after 30 years but entitle the Company to renew with terms to be negotiated. As of December 31, 2012 and 2011, the Company had capitalized agricultural costs in relation to Millettia cultivation of $17,628,715 and $14,123,280, respectively.

On October 17, 2009, AOB’s subsidiary 3H entered into a long-term supply contract with a third party to secure the supply of XSB, which is a major raw material of the Company. The Company expects such supply to start from year four of the contract, as XSB is a fruit from a certain plant which requires a three-year period to mature. The contract expires after 10 years, while the Company is entitled to renewal with terms to be negotiated. Under the contract, the Company is entitled to a supply price at a discount to market price when delivered. As of December 31, 2012 and 2011, the Company capitalized agricultural costs in relation to XSB cultivation of $8,345,340 and $8,174,777, respectively.

At December 31, 2012, management used its best estimate of the future cash flows expected to result from future market values, yields and costs to harvest, in evaluating its capitalized agricultural costs at 3H and GLP for recoverability.  In addition, management considered the Company’s decline in sales in 2012 and other economic challenges which impacted the Company in 2012, in preparing its estimates.   Based on these estimates, the Company determined the value of its capitalized agricultural costs to be $17,443,475, and recognized an impairment charge in the amount of $8,525,587 for the year ending December 31, 2012.  For the years ended December 31, 2011 and 2010, the Company did not recognize any impairment charges for capitalized agricultural costs.

NOTE 7 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	December 31,
	2012	2011
Advances to suppliers	$10,065,358	$15,591,318
Prepaid expenses	227,002	943,873
Advances to suppliers and prepaid expenses	$10,292,360	$16,535,191

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors for research on new knowledge and product development.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
Original cost:
Buildings	$147,080,224	$146,410,665
Machinery and equipment	28,451,423	25,851,084
Motor vehicles	2,091,043	2,105,105
Office equipment	3,168,422	3,162,305
Other equipment	2,392,323	1,812,266
Construction in progress	41,778,593	25,264,200
	224,962,028	204,605,625
Less: Accumulated depreciation	(40,995,764)	(34,071,175)
Less: Impairment of property, plant and equipment	(12,584,875)	–
Property, plant and equipment, net	$171,381,389	$170,534,450

As of December 31, 2012 and 2011, the net book value of property, plant and equipment pledged as collateral for bank loans was $6,099,734 and $6,249,074, respectively. See Note 14.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $6,776,883, $5,709,259, and $5,014,924, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

During the years ended December 31, 2012, 2011 and 2010, the Company recorded an impairment charge of $12,577,507, $733,688, and nil, respectively, related to the excess of the carrying value over fair market values for certain property, plant and equipment and construction in progress held by 3H, HSPL, and CCXA.

As of December 31, 2012, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $16,713,767 and all due within one year.

NOTE 9 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31,
	2012	2011
Cost of land use rights	$173,379,754	$172,055,852
Less: Accumulated amortization	(17,803,268)	(14,127,700)
Less: Impairment	(10,261,558)	–
Land use rights, net	$145,314,928	$157,928,152

As of December 31, 2012 and 2011, the net book value of land use rights pledged as collateral was $20,664,778 and $21,020,381, respectively. See Note 14.

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $3,564,774, $3,476,589, and $3,329,304, respectively.

During the year ended December 31, 2012, the Company recorded an impairment charge of $10,255,550 related to the excess of the carrying value over fair market values for certain land use rights held by 3H and CCXA.

Amortization expense for the next five years and thereafter is as follows:

2013	$3,349,528
2014	3,349,528
2015	3,349,528
2016	3,349,528
2017	3,349,528
Thereafter	128,567,288
Total	$145,314,928

NOTE 10 – GOODWILL IMPAIRMENT

The manufacturing and distribution segments are tested for impairment on a regular basis. During the year ended December 31, 2011, due to an increase in competition in the generic drug market in China under the health care reform, as well as the Chinese government’s downward pressure on prices, the operating profits and cash flows for the manufacturing segment were lower than expected. Based on that trend, the earnings forecasts for the next five years were revised. For the year ended December 31, 2011, goodwill impairment losses of $27,817,108 and $5,347,013 were recognized in the manufacturing reporting units and distribution reporting units, respectively. The fair value of those reporting units was estimated using the expected present value of future cash flows expected at that time. As a result of the impairment charges, the balance of goodwill was nil as of both December 31, 2012 and 2011.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

NOTE 11 – ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	December 31,
	2012	2011
At cost:
Product licenses	$20,703,239	$16,676,940
Trademarks	11,458,206	11,370,712
Patents	5,204,789	5,165,046
Proprietary technology	305,660	303,326
Software	206,325	131,427
Liaoning Baicao pharmaceutical trade license	5,563,560	5,521,077
	43,441,779	39,168,528
Less: Accumulated amortization
Product licenses	(11,094,914)	(10,437,361)
Trademarks	(8,834,999)	(7,997,473)
Patents	(3,138,307)	(2,889,637)
Proprietary technology	(137,953)	(136,899)
Software	(117,450)	(30,189)
	(23,323,623)	(21,491,559)
Less: Impairment
Product licenses	(4,441,116)	(4,407,204)
Trademarks	(1,123,649)	(1,115,069)
Patents	(1,257,204)	(1,247,604)
Proprietary technology	(167,707)	(166,427)
Software	(12,100)	(12,007)
	(7,001,776)	(6,948,311)
Acquired intangible assets, net	$13,116,380	$10,728,658

Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $1,665,718, $3,283,901, and $4,360,515, respectively.

Amortization expense for the next five years and thereafter is as follows:

2013	$1,593,677
2014	1,593,677
2015	1,593,677
2016	1,591,114
2017	1,170,260
Thereafter	10,416
Total	$7,552,821

Acquired finite-lived intangible assets include product licenses, trademarks, patents and proprietary technologies, which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life.

During 2011, as part of acquisition of Liaoning Baicao (Note 12), the Company also acquired an intangible asset consisting of a pharmaceutical trade license valued at $5,521,077 through the purchase price allocation. The pharmaceutical trade license was originally obtained from a local governmental agency, with an original term from 2009 to 2014, and can be automatically renewed subject to meeting usual and customary conditions of operations. The Company has determined the pharmaceutical trade license is an indefinite-lived intangible asset not subject to amortization but subject to annual impairment testing, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

The Company conducts impairment tests on a regular basis to determine if the carrying values of acquired intangible assets are in excess of the fair value, and that such assets are active, being used in production of products, or are intended to be utilized in future production. The assessment also includes an evaluation of the ongoing cash flows from these assets. No impairment was recognized in 2012. In performing such analysis in 2011, the Company identified certain product licenses, trademarks and patents that were no longer expected to be used due to changes in product lines, customer acceptance, or expiration of the underlying right. As such, the Company recorded an impairment charge against these items in the amount of $6,928,064 during the year ended December 31, 2011.  The Company believes the remaining product licenses, patents, trademarks, pharmaceutical trade license, and other intangibles still have value and are used in ongoing operations.

NOTE 12 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

Long-term investments and advances include the Company’s equity investment in Aoxing Pharmaceutical Company, Inc. (“AXN”), Jilin Yushuntang Pharmaceutical Co., Ltd. (“Yushuntang”), and Hezhou Jinji Color Printing Co., Ltd. (“Jinji”).

AXN is a PRC-based pharmaceutical company, listed on the NYSE AMEX, specializing in the research, development, manufacture and distribution of narcotic and pain-management products in the PRC. Yushuntang is a formerly consolidated subsidiary which the Company controlled 55% from its acquisition in September 2008 until December 2012. Effective December 31, 2012, the Company’s ownership in Yushuntang decreased to 49% and Yushuntang was deconsolidated. Jinji is a color printing company focusing on the printing of external packaging materials. Long-term investments are accounted for using the equity accounting method.

As of December 31, 2012, the Company owns a 33.7% equity interest in AXN, a 49% equity interest in Yushuntang, and a 40% equity interest in Jinji. As of December 31, 2012, 2011 and 2010, the changes in investments in and advances to equity method investments are summarized as follows:

			NuoHua
	AXN	Jinji	Affiliate	Yushuntang	Total
Balance, January 1, 2010	$20,853,668	$212,606	$36,259,613	$–	$57,325,887
Advances	(3,300)	58,195	–	–	54,895
Income (loss)	(1,947,002)	553	2,159,626	–	213,177
Disposal of investment	–	–	(39,651,047)	–	(39,651,047)
Foreign currency translations	–	4,515	1,231,808	–	1,236,323
Balance, January 1, 2011	18,903,366	275,869	–	–	19,179,235
Advances	43,166	(101,338)	–	–	(58,172)
Income (loss)	(1,258,000)	3,027	–	–	(1,254,973)
Impairment	(11,937,037)	–	–	–	(11,937,037)
Foreign currency translations	–	5,369	–	–	5,369
Balance, December 31, 2011	5,751,495	182,927	–	–	5,934,422
Advances	19,800	(37,786)	–	–	(17,986)
Income (loss)	(2,814,218)	983	–	–	(2,813,235)
49% of fair value of assets before deconsolidation	–	–	–	232,896	232,896
Foreign currency translations	–	1,388	–	–	1,388
Balance, December 31, 2012	$2,957,077	$147,512	$–	$232,896	$3,337,485

The advances to AXN and Jinji were unsecured, non-interest-bearing and repayable on demand.

As of December 31, 2011, the value of the Company’s investment in AXN based on quoted market price of AXN was $5,708,329, as compared to $46,841,875 as of December 31, 2010. At December 31, 2011, the Company considered AXN’s declining stock price, as well as other information found in the public filings of AXN, and various internet articles and websites, as indicators that the decline in the value of AXN was other than temporary and accordingly performed an asset impairment test. Such factors as AXN’s write off of its Goodwill and a “going concern” paragraph in its most recent audit report were two of the factors. The Company considered the market value of the publicly traded stock of AXN, as well as adjusting the carrying value of the investment for the step up in value of the net assets and goodwill recognized upon the original investment, as indicators of the current value of the investment. After considering these methodologies the Company estimated the value of its equity investment in AXN to be $5,708,329, and recognized an impairment charge in the amount of $11,937,037 in the equity investment for the year ending December 31, 2011. No impairment was recognized in 2012 or 2010 as the fair value of the investment exceeded the carrying value at December 31, 2012 and 2010.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Deconsolidation and impairment of advances to Yushuntang

The Company had previously consolidated the financial statements of Yushuntang as a 55% majority owned subsidiary from its acquisition in September 2008 until December 2012. Effective December 31, 2012, the Company sold 6% of its interest in Yushuntang for $28,499 and reduced its ownership to 49% so the Company no longer had a controlling financial interest. Since the Company’s ownership decreased below 50% in December 2012, this entity no longer qualifies for consolidation and is treated as a long term investment using the equity method subsequent to the sale date. As of December 31, 2012, in accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets” the Company deconsolidated it majority ownership interest and recognized a non-cash net gain of $891,540 on the transaction. The gain on deconsolidation was reduced by $4,206,253 which represented amounts due to the Company from Yushuntang now considered uncollectible based on the status of Yushuntang as follows:

49% of fair value of assets before deconsolidation	$232,896
AOB investment in Yushuntang before deconsolidation	(658,644)
Subtotal	891,540
Loss on impairment of advances	(4,206,253)
Loss on deconsolidation and impairment of advances	$(3,314,713)

The Company’s retained investment of 49% of Yushuntang was valued at $232,896 using a value based on the sale price of the 6% interest sold in December 2012. The Company does not have a continuing involvement in the operations of Yushuntang subsequent to the sale outside of its ownership stake, the buyer of the 6% interest was not a related party. At December 31, 2012, Yushuntang is considered a related party subsequent to the sale, based on the Company’s material equity stake.

For the year ended December 31, 2012, Yushuntang reported revenues of $14,396,974, gross profit of $992,833, loss from operations of $59,049, and net loss of $27,482, which are included in the accompanying consolidated statement of operations. For the year ended December 31, 2011, Yushuntang reported revenues of $15,914,134, gross profit of $827,738, loss from operations of $3,076,447, and net loss of $2,282,234, which are included in the accompanying consolidated statement of operations. At December 31, 2012, net assets of Yushuntang that were deconsolidated included cash of $171,167, accounts receivable of $4,850,673, inventories of $3,083,123, deferred tax assets and other assets of $1,047,004, accounts payable and accrued expenses of 6,092,669, and payable to the Company of $4,206,253.

Disposal of NuoHua Affiliate and acquisition of Liaoning Baicao

On September 27, 2010, the Company entered into a share transfer agreement with an unrelated third party buyer to transfer an equity interest in NuoHua’s majority owned subsidiary (“NuoHua Affiliate”) for a consideration of RMB 255,000,000 ($38,567,410), including cash of RMB 148,543,200 ($22,466,378) and an equity interest of RMB 106,456,800 ($16,101,032) of another company owned by the third party buyer. The legal transfer of NuoHua Affiliate was completed in October 2010 and the difference between the sales price and the carrying value of the Company’s equity interest in NuoHua Affiliate of $1,083,637 was recognized as a loss on disposal of NuoHua Affiliate during the year ended December 31, 2010. At December 31, 2010, the total consideration of RMB 255,000,000 ($38,567,410) was recognized as receivable for disposal of NuoHua Affiliate.

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Receivable for disposal of NuoHua Affiliate	$16,101,032
Translation gain	600,412
Loss on disposal of NuoHua Affiliate	(8,447,368)
Purchase price	$8,254,076

Current assets	$11,757,080
Property and equipment	2,243,409
Intangible asset-pharmaceutical trade license	5,521,077
Other long-term assets	69,148
Total liabilities	(11,336,638)
Total net assets acquired	$8,254,076

NOTE 13 – ACCRUED EXPENSES AND OTHER PAYABLES

The components of other payables and accrued expenses are as follows:

	December 31,
	2012	2011
Other taxes payable	$4,456	$228,597
Other payables	4,189,872	6,949,196
Accrued expenses	6,357,661	7,943,568
VAT payable	2,906,453	2,904,509
Due to employees	452,146	448,374
Advances from customers	1,423,418	1,375,760
Other current liabilities	71,635	71,088
Accrued payroll	933,488	1,280,441
Other payables and accrued expenses	$16,339,129	$21,201,533

Other payables balance mainly represent VAT-output for manufacturing subsidiaries.

Accrued expenses mainly represent promotional fee, interest expenses accrued on convertible notes and other banks loans and accrued advertisement expenses.

Due to employees mainly represents commissions payable or expense reimbursements due to the Company’s salesmen.

Advances from customers mainly represent cash received for goods not yet delivered to customer.

NOTE 14 – DEBT

Short-term loans obtained from local banks were $6,807,999 and $6,756,014 as of December 31, 2012 and 2011, respectively. The short-term loans payable are due on various dates through November 15, 2013 (through September 19, 2012 at December 31, 2011), with interest ranging from 6.00% to 6.6% per annum (5.8% to 7.2% at December 31, 2011). At December 31, 2012 and 2011, the short-term loans are secured by property, plant and equipment owned by the Company of $6,099,734 and $6,249,074, respectively, and land use rights owned by the Company of $20,664,778 and $21,020,381, respectively.

The Company has outstanding long-term bank loans of $619,401 and $681,100 at December 31, 2012 and 2011, respectively. The loan payable bears interest at 2.50% per annum, is due December 31, 2021, and is secured by property, plant, and equipment with a net book value of approximately $1.2 million at December 31, 2012.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

The repayment schedule of long-term bank loans is as follows:

	Interest Rate	December 31,
	Per Annum	2012
December 31, 2013	2.50%	$64,811
December 31, 2014	2.50%	66,450
December 31, 2015	2.50%	68,130
December 31, 2016	2.50%	69,851
December 31, 2017	2.50%	71,620
Thereafter	2.50%	278,539
Total		619,401
Current portion		64,811
Long-term portion		$554,590

NOTE 15 – CONVERTIBLE NOTES

On July 15, 2008 the Company issued $115,000,000 of 5% senior convertible notes (the “Notes”) for net proceeds of $110,358,550. The Notes are in default, which was caused by the delisting of the Company’s common stock by the NYSE as described in Form 25NSE filed on April 16, 2012 by NYSE; and by the non-payment of the semiannual interest payment due on July 15, 2012. The Company also has not paid the semiannual interest payment due January 15, 2013. The Notes were sold to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

The following is a brief summary of certain terms of the Notes issued.

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

Note issuance costs incurred by the Company that were directly attributable to the issuance of the Notes were deferred and are recognized using the effective interest rate method over the term of the Notes. As of December 31, 2012 and 2011, the unamortized portion of the deferred financing fees was $212,724 and $1,347,735, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

The Company has determined that the conversion feature embedded in the Notes is not required to be bifurcated and accounted for as a derivative since the embedded conversion feature is indexed to the Company’s own stock and would be classified in shareholders’ equity if it was a free-standing instrument. The holder’s put rights qualify as an embedded derivative, but bifurcation of such is not required since it is considered to have economic characteristic and risks that are clearly and closely related to those of the debt host. On the date of issuance of the Notes, no portion of the proceeds was attributable to the beneficial conversion feature (“BCF”) since the conversion price of the Notes exceeded the market price of the Company’s common stock. Furthermore, no contingent BCF exists from the one time conversion rate adjustment based on VWAP, as the adjustment is subject to a floor of $8.08, which equaled the market price of the Company’s common stock on the issuance date of the Notes.

At December 31, 2012, the aggregate principal amount of the Notes outstanding was $49,161,000. During the year ended December 31, 2012, the Company repurchased a total of $59,339,000 of principal amount of the Notes for $18,478,888 cash consideration and expensed $446,557 of related unamortized Notes issue cost resulting in a net gain of $40,413,555.

At December 31, 2011, the aggregate principal amount of the Notes outstanding was $108,500,000. During the year ended December 31, 2011, the Company repurchased a total of $6,500,000 in principal amount of the Notes for $3,160,004 cash consideration and expensed $97,607 of related unamortized Notes issue cost resulting in a net gain of $3,242,389.

The repurchases were recorded as follows:

	December 31,
	2012	2011
Principal amount	$59,339,000	$6,500,000
Less: unamortized bond issue cost	(446,557)	(97,606)
Net Carrying Value	58,892,443	6,402,394
Repurchase Price	18,478,888	3,160,005
Gain on debt extinguishment of debt	$40,413,555	$3,242,389

The effective interest rate on the convertible notes for the years ended December 31, 2012, 2011 and 2010 was 5.95%, 5.13%, and 5.13%, respectively.

The amount of interest expense recognized for the years ended December 31, 2012, 2011 and 2010 was $4,275,767, $5,570,725, and $5,750,000, respectively.

NOTE 16 – PREPAID FORWARD SHARES REPURCHASE TRANSACTION

In connection with the offering of the Notes (see Note 15), the Company entered into a prepaid forward repurchase contract with an affiliate of the lead placement agent (“Merrill Affiliate”). Pursuant to the prepaid forward repurchase contract, the Company paid $29,998,616 to fund the purchase of 1,856,350 shares of common stock for settlement at or about the maturity date of the Notes of July 15, 2015. In August 2012, the Company received 1,856,350 shares from Merrill Affiliate to complete this part of the transaction and the shares were cancelled upon receipt. Of the total carrying value of $29,998,616, the par value of the shares retired of $3,713 was allocated to common stock, and the balance of $29,994,903 was allocated to additional paid-in capital. The Company has no further rights or obligations related to the contract.

The cost of the forward stock repurchase transaction qualified as an equity transaction and was separately presented under shareholders’ equity in the balance sheet without subsequent recognition of changes in fair value. The prepaid forward repurchase contract contained an embedded equity forward derivative that was contingently cash settleable based on certain events but its value was insignificant for any of the years presented.

NOTE 17 – SHAREHOLDERS’ EQUITY

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

Stock options

The Company calculated the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

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

The Company recorded compensation cost in the amount of $1,176,760, $1,898,550, and $1,922,769 for years ended December 31, 2012, 2011 and 2010, respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in selling, general and administrative expenses. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $497,866 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.4 years as of December 31, 2012.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

The expected forfeiture rate of the stock options granted as of December 31, 2012 is 0%. The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2010	1,018,102	$15.81
Granted
Exercised
Cancelled/Forfeited	(102,463)	17.47
Outstanding as of December 31, 2010	915,639	$15.63
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(32,000)	13.64
Outstanding as of December 31, 2011	883,639	15.70
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	–	–
Outstanding as of December 31, 2012	883,639	$15.70

Vested and expected to vest as of December 31, 2012	883,639

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable

		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 – 21.48	416,350	$20.04	4.44	416,350	$20.04
$9.90 – 16.70	323,040	$13.53	5.60	258,432	$13.53
$8.02	144,249	$8.02	6.33	86,549	$8.02
	883,639			761,331

Options granted have no intrinsic value at grant date and at the date of these financial statements as the exercise price of all vested and unvested options was higher than the market price.

The weighted average fair value per share of the 883,639 options issued under the Company’s 2006 Plan is $10.41 per share. As of December 31, 2012, the Company has 761,331 outstanding vested stock options, with an exercise price above the average market price.

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

The expected forfeiture rate of the common stock awards granted as of December 31, 2012 is 7%.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Following is a summary of the status of the Company’s common stock awards for the year ended December 31, 2012:

		Weighted
	Number of	Average Grant
	Common Stocks	Date Fair Value
Non-vested common stocks at beginning of year	763,399	$5.69
Granted	–	$–
Forfeited	–	–
Vested	(223,149)
Non-vested common stocks at December 31, 2012	540,250	$5.48

Expected to vest as of December 31, 2012	540,250

The Company recorded selling, general and administrative expenses of $1,422,190, $995,763, and $787,458 in connection with such awards for the years ended December 31, 2012, 2011 and 2010, respectively.

The total fair value of the common stock awards granted as of the respective grant date was $5,666,538, of which the unrecognized portion of $2,433,893 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 2.42 years as of December 31, 2012.

Independent directors also earn common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Stock to be issued” on the accompanying consolidated balance sheets. During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense related to earned director share-based compensation in the amount of $172,524, $291,333, and $350,500, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company issued a total of 27,700, 42,622 and 40,188 shares of common stock, respectively.

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

Any common stock repurchased by the Company became part of its treasury stock which will be shown as a separate item in the consolidated statements of changes in shareholders’ equity. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. During the year ended December 31, 2011, the Company repurchased 224,582 shares of its common stock at a total cost of $799,999 pursuant to this Share Buyback Program. These shares were retired in May 2013. During the year ended December 31, 2012, the Company repurchased and retired 1,003,336 shares of its common stock at a total cost of $1,270,603 pursuant to this Share Buyback Program. The total cost was allocated $1,931 to common stock, being the par value of the shares retired, and the balance of $1,268,672 was allocated to additional paid-in capital.

NOTE 18 – RESTRICTED NET ASSETS

Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. Amounts restricted included paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries. Such balance as of December 31, 2012 and 2011 are summarized below:

	December 31,
	2012	2011
Paid-in capital of the PRC subsidiaries	$86,589,161	$86,589,161
Statutory reserve of the PRC subsidiaries (included in retained earnings)	$26,906,889	$26,888,517

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2012, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $16,713,767 within one year. In addition, the Company had R&D commitments of $3,593,785 within one year and $2,734,264 after one year but within five years, and purchase commitments of $2,348,679 within one year and $4,445,264 after one year but within five years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (see Note 6). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At December 31, 2012, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

Legal proceedings

On June 23, 2010, Haining Zhang asserted breach of contract, fraudulent dealing, and breach of fiduciary duty claims against the Company and its Chief Executive Officer, Shu Jun Liu (together “Defendants”).  Zhang’s claims arose out of an alleged 2003 investment banking advisory and consultant agreement, whereby Zhang allegedly arranged for the Company to receive an equity line of credit and was allegedly given the exclusive right to arrange financing transactions for the Company for a period of one year.  Zhang sought damages for allegedly unpaid financing commission and advisory compensation in the amount of $2,410,000, plus interest and expenses.  On September 12, 2011, the District Court granted a motion by Defendants to dismiss Zhang’s claims as either barred by the applicable statute of limitations or as failing to state a claim.  Zhang filed a notice of appeal on October 11, 2011.  On April 23, 2013, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of Zhang’s claims.  Although Zhang has 90 days from the date of the Second Circuit’s decision in which to seek an appeal to the United States Supreme Court, the Company does not believe the Supreme Court would hear an appeal of Zhang’s case.

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc, Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934and liability pursuant to Section 20(a) thereunder. The gravamen of the complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants.

On October 1, 2012, Peter Barbato filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Eileen Brody, Jun Min, and Baiqing Zhang (collectively, “Defendants”), and the Company as a nominal Defendant.  The Complaint asserts causes of action for Breach of Fiduciary Duty and Unjust Enrichment.  These claims similarly arise out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which were filed with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited, and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young, discovered throughout the course of the Company’s audit for the year ending 2011.  The Parties have agreed that Defendants need not respond to the complaint until motions to dismiss the class action Complaint filed against the Company in the Central District of California are resolved.

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether it was sufficient.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

On April 8, 2013, four of the holders of the Company’s 5% senior convertible notes issued July 15, 2008 (the “Notes”) filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013.

There are no other known legal proceedings against the Company.

NOTE 20 – SEGMENT REPORTING

For the years ended December 31, 2012 and 2011 the Company’s segments are as follows:

	Year Ended December 31,
	2012	2011	2010
Manufacturing Segment
Revenue from pharmaceutical products	$92,028,563	$159,024,681	$250,131,594
Revenue from nutraceutical products	6,478,928	37,757,118	41,020,289
Total manufacturing revenue	98,507,491	196,781,799	291,151,883
Cost of sales	57,674,443	96,942,439	133,846,985
Depreciation and amortization expense	5,177,729	5,615,731	4,973,682
Selling, general and administrative expenses, research and development costs and advertising costs	70,182,484	67,663,752	111,025,660
Provision for doubtful accounts-manufacturing segment	(3,494,381)	(12,710,084)	–
Impairment of capitalized agricultural costs-manufacturing segment	(8,525,587)	–	–
Impairment of acquired intangible assets-manufacturing segment	–	(6,928,064)	–
Impairment of goodwill-manufacturing segment	–	(27,817,108)	–
Impairment of property, plant and equipment-manufacturing segment	12,577,507	–	–
Impairment of land use rights-manufacturing segment	10,255,550	–	–
Operating income (loss) of manufacturing segment	(69,380,190)	(42,007,311)	33,426,593
Distribution Segment
Distribution revenue	46,592,136	15,908,589	14,792,202
Cost of sales	43,067,370	15,997,266	14,339,546
Depreciation and amortization expense	196,803	68,796	1,688,555
Provision for doubtful accounts-distribution segment	(3,241,780)	(2,914,914)	–
Impairment of goodwill-distribution segment	–	(5,347,013)	–
Impairment of property, plant, and equipment-distribution segment	–	(733,688)	–
Operating loss of distribution segment	(3,050,724)	(11,525,052)	(498,070)
Reconciliation to Consolidated Net Loss Attributable to Controlling Interest:
Net loss for reportable segments	(72,430,914)	(53,532,363)	32,937,523
Net loss for non segment subsidiaries	(27,695,671)	(17,159,954)	(18,850,596)
Gain on extinguishment of convertible notes	40,413,555	3,242,389	–
Consolidated Net Loss Attributable to Controlling Interest	$(59,713,030)	$(67,449,928)	$14,086,927

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

As of December 31, 2012 and 2011, total assets of the manufacturing and distribution segments are as follows:

	December 31,
	2012	2011
Manufacturing	$276,885,064	$396,854,361
Distribution	8,741,917	51,672,762
Corporate	160,681,943	116,453,934
Total assets	$446,308,924	$564,981,057

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

For the years ended December 31, 2012 and 2011, capital expenditures of the manufacturing and distribution segments are as follows:

	Year Ended December 31,
	2012	2011	2011
Manufacturing	$18,463,842	$36,327,036	$5,161,455
Distribution	14,869	8,234	18,530
Corporate	184,688	60,755	883,428
Total capital expenditure	18,663,399	36,396,025	6,063,413

NOTE 21 – INCOME TAX

The Company’s operating subsidiaries have their principal operations in the PRC and are subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in 2012 and 2011, subject to certain rate reductions. Each of the Company’s subsidiaries in the PRC files separate tax returns. The Company’s subsidiaries Three Happiness, HSPL, GLP,CCXA, and Boke were granted certification as “high and new technology” enterprises from 2008 to 2011 and benefited from a preferential income tax rate of 15% during these periods. Beginning January 1, 2012, the preferential income tax rate of 15% was extended for Three Happiness, HSPL, GLP, CCXA, and Boke until December 31, 2013.

The provisions for income taxes for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Current tax provision-PRC	$1,170,737	$7,539,007	$9,737,875
Current tax provision-US	300,000	–	–
Deferred taxes-PRC	753,752	(6,903,954)	(402,537)
Total provision for income taxes	$2,224,489	$635,053	$9,335,338

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses is as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax benefit at PRC statutory tax rate of 25%	$(14,375,227)	$(16,964,074)	$5,848,582
Preferential PRC tax rate of 10%	6,725,817	(1,787,740)	(4,569,785)
Effect of different tax rates on non-PRC operations	(2,121,640)	(3,992,920)	(1,953,086)
Non-recognition of income tax benefit for current year losses	4,691,339	8,609,226	8,680,147
Provision for taxes on deemed interest income	1,451,536	1,892,425	–
Non-deductible expenses in current year	1,402,509	–	(959,676)
Asset impairments	4,703,794	12,427,386	–
Other permanent differences	(253,639)	450,750	2,289,156
Total provision for income taxes	$2,224,489	$635,053	$9,335,338

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets
Current
Provision for doubtful accounts receivable	$25,386	$2,751,092
Other costs	3,274	–
Unrecorded expenses	–	474,711
Total current deferred tax assets	28,660	3,225,803
Non-current
Amortization	–	79,151
Impairment of fixed assets	–	183,958
Total non-current deferred tax assets	–	263,109
Total deferred tax assets	28,660	3,488,912
Deferred tax liabilities
Current
Excess accrual of welfare	–	(63,382)
Other	–	(26,688)
Total current deferred tax liabilities	–	(90,070)
Non-current
Amortization	(1,156,516)	(948,322)
Depreciation	(323,750)	(128,771)
Step up of acquired assets	(10,475,798)	(13,495,399)
Total non-current deferred tax liabilities	(11,956,064)	(14,572,492)
Total deferred tax liabilities	(11,956,064)	(14,662,562)
Net deferred tax liabilities	$(11,927,404)	$(11,173,650)

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

The Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2012 and 2011 due to the cumulative tax net operating losses in the United States. As of December 31, 2012, the Company had net operating tax losses carried forward of approximately $19,000,000, $60,000,000 and $8,000,000 in the US, PRC, and Hong Kong, respectively. Those losses carried forward in the US expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At December 31, 2012, the tax benefit of the loss carryforwards has not been recorded and therefore is not presented in the table above.

The Company’s PRC subsidiaries deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Year Ended December 31,
	2012	2011	2010
Income (loss) per common share-basic	$(1.56)	$(1.80)	$0.38
Effect of tax holiday	0.00	(0.09)	(0.12)
Pro forma income (loss) per common share-basic	$(1.56)	$(1.89)	$0.26

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of December 31, 2012, the Company has recorded an accrued tax of $11,015,810 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. The Company recorded a penalty of $693,480 and $663,343 for the years ended December 31, 2012 and 2011, respectively, related to its uncertain tax positions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Reconciliation of accrued taxes excluding the penalty is as follows:

	December 31,
	2012	2011
Beginning balance	$8,849,004	$6,055,656
Increases related to prior year positions	842,052	162,530
Increases related to current year positions	1,324,754	2,630,818
Ending balance	$11,015,810	$8,849,004

The Company has various open tax years between 2005 and 2010 in its significant operating jurisdictions.

At December 31, 2012, $300,000 is included in taxes payable for the US for what we believe to be the potential liabilities for the untimely filing of IRS Forms 5471 and IRS Report of Foreign Bank and Financial Accounts. However, the potential liabilities could be greater if the IRS were to so determine our failure to file was willful. We believe the likelihood of the IRS considering our failure to file as being willful is remote.

All of the Company’s operations are conducted in the PRC. At December 31, 2012, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $147 million and the Company held approximately $13.6 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

NOTE 22 – EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 41% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $4,841,673 and $5,714,921 for the years ended December 31, 2012 and 2011, respectively and are included in selling, general and administrative expenses.

NOTE 23 – SUBSEQUENT EVENTS

On February 19, 2013, the Company received a notice of acceleration under the terms of the Company’s 5.00% Convertible Senior Notes due 2015 (the “Senior Notes”) issued pursuant to an Indenture, dated as of July 15, 2008, between the Company and Wells Fargo Bank, National Association, as Indenture Trustee (the “Indenture”). The notice was sent by certain holders of the Senior Notes that together hold more than 25% of the aggregate principal amount of the Senior Notes. The notice states that the default is the result of the Company’s failure to (A) pay to the holders under the terms of the Indenture accrued interest due and payable on each of July 16, 2012 and January 15,2013, which failure to pay continued for a period of thirty (30) days after July 16, 2012 and January 15, 2013, respectively, and (B) provide, pursuant to the terms of the Indenture, a notice of the termination of trading and delisting of the Company’s common stock by the New York Stock Exchange. As of March 4, 2013, the aggregate principal amount of the Senior Notes, and unpaid, but accrued interest was $53,010,424. The notice of acceleration resulted in the principal amount of the Senior Convertible Notes plus accrued and all unpaid interest and accrued and unpaid Additional Interest (as defined in the Indenture) on the Notes through February 19, 2013, to become immediately due and payable.

