Form 10-Q
period 2013-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-07-10
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000- 32569

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

86-10-5982-2039

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On June 10, 2013, 36,419,706 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value were outstanding.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,415,616	$7,097,098
Restricted cash	3,150,665	6,514,224
Accounts receivable, net of allowance for doubtful accounts of $20,039,711 and $18,134,912 as of March 31, 2013 and December 31, 2012, respectively	31,949,270	45,543,611
Inventories, net of provision for slow-moving inventories of $51,440 and $47,281 as of March 31, 2013 and December 31, 2012 , respectively	21,767,677	20,570,846
Advances to suppliers and prepaid expenses	10,383,510	10,292,360
Notes receivable	474,911	4,682,607
Deferred tax assets	28,818	28,660
Other current assets	616,406	719,075
Total current assets	74,786,873	95,448,481

LONG-TERM ASSETS
Property, plant and equipment, net	171,060,254	171,381,389
Land use rights, net	145,269,346	145,314,928
Capitalized agricultural costs	17,539,278	17,443,475
Acquired intangible assets, net	12,607,249	13,116,380
Investments in and advances to equity method investments	2,350,219	3,337,485
Deferred financing costs and other	115,045	266,786
Total Long-Term Assets	348,941,391	350,860,443
TOTAL ASSETS	$423,728,264	$446,308,924

See accompanying notes to the condensed consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$9,583,307	$11,005,423
Accrued expenses and other payables	20,081,465	16,339,129
Taxes payable	268,559	762,943
Accrued taxes	11,356,056	11,015,810
Convertible notes, in default	49,161,000	49,161,000
Short-term notes payable	6,066,997	11,054,449
Short-term bank loans	6,845,390	6,807,999
Current portion of long-term bank loan	65,108	64,811
Total current liabilities	103,427,882	106,211,564

LONG-TERM LIABILITIES
Long-term bank loan, net of current portion	537,242	554,590
Deferred tax liabilities	12,047,971	11,956,064
Total Long-Term Liabilities	12,585,213	12,510,654
TOTAL LIABILITIES	116,013,095	118,722,218

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 36,644,288 shares issued as of March 31, 2013 and December 31, 2012; 36,419,706 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	73,336	73,336
Common stock to be issued (705,721 shares and 611,971 shares as of March 31, 2013 and December 31, 2012, respectively)	488,061	450,561
Additional paid-in capital	178,497,616	177,974,127
Retained earnings	56,982,866	78,097,723
Less: Treasury stock, at cost (224,582 shares as of March 31, 2013 and December 31, 2012)	(799,999)	(799,999)
Accumulated other comprehensive income	72,472,289	71,789,958
TOTAL SHAREHOLDERS’ EQUITY	307,715,169	327,586,706
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,728,264	$446,308,924

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2012

Revenues	$21,006,763	$25,745,276
Cost of sales	16,505,888	18,063,454
GROSS PROFIT	4,500,875	7,681,822

Selling, general and administrative expenses	12,476,722	11,982,069
Advertising costs	3,645,454	6,156,353
Research and development costs	1,407,045	1,566,933
Depreciation and amortization expenses	1,864,207	2,080,699
Provision for doubtful accounts	1,763,952	985,786
Long term crop inventory costs	2,361,383	–
Total operating expenses	23,518,763	22,771,840

LOSS FROM OPERATIONS	(19,017,888)	(15,090,018)

Equity in losses from equity method investments	(968,232)	(191,450)
Interest expense, net	(763,691)	(1,743,270)
Other income (expense), net	(13,801)	281,047
LOSS BEFORE INCOME TAX	(20,763,612)	(16,743,691)
Provision for income taxes	351,245	443,068
NET LOSS	(21,114,857)	(17,186,759)
Loss attributable to non-controlling interest	–	29,834

NET LOSS ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	(21,114,857)	(17,156,925)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	682,331	2,591,784

COMPREHENSIVE LOSS	$(20,432,526)	$(14,565,141)

LOSS PER COMMON SHARE, basic and diluted	$(0.58)	$(0.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	36,644,288	39,476,274

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,114,857)	$(17,186,759)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,035,131	3,038,486
Amortization of deferred financing costs	97,680	218,552
Provision for doubtful accounts	1,763,952	985,786
Deferred taxes	91,749	64,512
Stock-based consulting expenses	–	25,000
Stock-based compensation expenses	523,489	645,887
Independent director stock compensation	37,500	53,250
Equity in losses from equity method investments	968,232	191,450
Changes in operating assets and liabilities:
Accounts receivable	11,689,541	574,204
Inventories	(1,200,990)	(9,674,838)
Advances to suppliers and prepaid expenses	(91,150)	805,386
Other current assets	200,668	1,912,872
Accounts payable	(1,423,722)	1,300,082
Accrued expenses and other payables	3,723,706	(4,413,697)
Taxes payable	(494,384)	(648,557)
Accrued taxes	340,246	580,408
Net cash used in operating activities	(1,853,209)	(21,527,976)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(357,988)	(1,607,702)
Purchase of intangible assets	–	(52,145)
Capitalized agricultural costs	–	(3,395,407)
Proceeds from repayment of notes receivable	4,207,696	18,078,344
Cash proceeds from disposal of NuoHua affiliate	–	16,495,493
Deposit for long-term assets	–	(3,895,508)
Investments in and advances to equity investments	21,079	44,319
Net cash provided by investing activities	3,870,787	25,667,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	3,363,559	(1,636,032)
Proceeds from bank loans	–	3,385,401
Repayment of bank loans	(5,060,885)	(305,502)
Repurchase of common stock	–	(1,270,603)
Net cash provided by (used in) financing activities	(1,697,326)	173,264
Effect of exchange rate changes on cash and cash equivalents	(1,001,734)	362,837
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(681,482)	4,675,519
Cash and cash equivalents, beginning of the period	7,097,098	52,627,928
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,415,616	$57,303,447

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$111,989	$2,827,561
Cash paid for income taxes	$495,052	$192,133
Non-cash investing and financing activities:
Transfer from construction in progress to property, plant and equipment	$–	$122,167

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Oriental Bioengineering, Inc. (“AOB” or “the Company”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China (the “PRC”).

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries as of and for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ”SEC”) that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2013 and for all periods presented. Information as of December 31, 2012 has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 11, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2013.

Basis of Consolidation

The unaudited consolidated financial statements include the financial statements of American Oriental Bioengineering, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the three months ended March 31, 2013, the Company recorded a loss from operations of $19,017,888 and utilized cash in operations of $1,853,209. As of March 31, 2013, the Company had a working capital deficit of $28,641,009. In addition, the Company was in default of $49,161,000 of its convertible notes due July 15, 2015 (see Note 13). On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013 (see Note 14). The Company presently does not have the ability to pay these notes. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the sales of its products, proceeds from the issuance of common stock, and debt financing.  However, due to the decrease in sales, the Company’s ability to meet contractual obligations and payables depends on its ability to implement cost reductions effectively and obtain additional financing. The Company believes that the ongoing economic challenges and uncertainties experienced in 2012 and the first quarter of 2013 will continue to negatively impact its business in the remainder 2013.  Thus, the Company expects that for 2013 it will continue to generate losses from operations, and its operating cash flows will not be sufficient to cover operating expense; therefore, the Company expects to continue to incur net losses.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions. The Company believes it can utilize its currently unencumbered buildings and land use rights located in Beijing, PRC with an aggregate net book value of approximately $105,000,000 at March 31, 2013 to secure financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution to shareholders, in the case of equity financing

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount of property, plant, and equipment and intangible assets, allowance for accounts receivable, realizable values for inventories and capitalized agriculturual costs, valuation allowance of deferred tax assets, and valuation of share-based compensation expenses. Changes in facts and circumstances may result in revised estimates. Actual results could differ from these estimates

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the year. As of March 31, 2013, common stock equivalents were composed of options convertible into 883,639 shares of the Company’s common stock and notes convertible into 6,084,282 shares of the Company’s common stock. For the three months ended March 31, 2013 and 2012, common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

Impairment

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

In evaluating capitalized agriculture costs, the Company uses its best estimate of the future cash flows expected to result from future market values, yields and costs to harvest. To the extent that estimated future cash inflows attributable to the asset, less estimated future, cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair values of the capitalized agricultural costs.

The Company’s annual impairment testing is performed in the fourth quarter of each year.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Newly Adopted Accounting Pronouncements

In July 2012, FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other”. This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of this update did not have a material effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company’s adoption of this update did not have a material effect on its consolidated financial statements.

NOTE 3 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract. As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

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

Currency convertibility risk

The Company transacts the majority of its business in the Renminbi (“RMB”), which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2013	2012
Accounts receivable	$51,988,981	$63,678,523
Allowance for doubtful accounts	(20,039,711)	(18,134,912)
Accounts receivable, net	$31,949,270	$45,543,611

Provision for doubtful accounts activity is as follows:

	Three Months Ended March 31,
	2013	2012
Allowance for doubtful accounts, beginning balance	$18,134,912	$16,354,873
Provision for doubtful accounts	1,803,992	3,635
Currency translation difference	100,807	103,432
Allowance for doubtful accounts, ending balance	$20,039,711	$16,461,940

Accounts receivable arise from sales to our customers and are generally due on terms ranging from 30 to 180 days beginning after the invoice date. The Company assessed distributors’ credit history, operation performance, financial position, reputation among peers, etc. to assign credit terms. The Company’s management reviews credit terms and conditions of the account receivable balance for each distributor on a quarterly basis.

During the three months ended March 31, 2013 and 2012, the Company reviewed its accounts receivable based on the changing climate in the pharmaceutical business in China and estimated that increases to its allowance was required. The Company estimates that the remaining net receivables will be collected.

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$9,433,511	$6,390,360
Work in process	1,782,432	4,042,287
Finished goods	10,603,174	10,185,480
Total inventories	21,819,117	20,618,127
Less: provision against slow-moving inventories	(51,440)	(47,281)
Inventories, net	$21,767,677	$20,570,846

Capitalized agricultural costs are summarized as follows:

	March 31,	December 31,
	2013	2012
Growing crops	$6,716,785	$6,643,146
Payments for long-term crop contracts	6,659,131	6,622,758
Prepaid land leasing costs for long-term supply contracts	4,163,362	4,177,571
Capitalized agricultural costs	$17,539,278	$17,443,475

The Company has reflected capitalized agriculture costs for Millettia and Xanthoceras Sorbifolia Bge (“XSB”) as a long term asset as it does not expect to utilize these assets currently. In 2012, the Company recorded an impairment of approximately $8.5 million in the fourth quarter of 2012 representing the excess of the carrying value over the estimated fair values of the capitalized agricultural costs. Subsequent to December 31, 2012, pre-harvest agriculture costs, including cultivation, labor, land leasing costs, and other crop and land maintenance activities, will be capitalized if it is probable that future economic benefits from the use of the assets will be increased. These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the three months ended March 31, 2013, pre-harvest agricultural costs incurred during the period of $2,361,383 were expensed. During the three months ended March 31, 2012, pre-harvest agricultural costs incurred during the period of $3,395,407 were capitalized.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 6 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	March 31,	December 31,
	2013	2012
Advances to suppliers	$10,204,445	$10,065,358
Prepaid expenses	179,065	227,002
Advances to suppliers and prepaid expenses	$10,383,510	$10,292,360

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors.

NOTE 7– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2013	2012
Buildings	$140,052,569	$139,294,146
Machinery and equipment	28,623,585	28,451,421
Motor vehicles	1,929,415	2,091,043
Office equipment	3,376,008	3,168,422
Other equipment	2,406,067	2,392,323
Construction in progress	33,892,931	33,389,418
	210,280,575	208,786,773
Less: Accumulated depreciation	(39,220,321)	(37,405,384)
Property, plant and equipment, net	$171,060,254	$171,381,389

Depreciation expense for the three months ended March 31, 2013 and 2012 was $1,611,228 and $1,684,604, respectively. As of March 31, 2013 and December 31, 2012, the net book value of property, plant and equipment pledged as collateral for bank loans was $6,124,558 and $6,099,734, respectively (see Note 11). As of March 31, 2013, the Company had entered into capital commitments for $16,944,950 for manufacturing facilities under construction in the PRC, and all due within one year (see Note 14). In the fourth quarter of 2012 an impairment reserve of $12,584,875 was recorded for property, plant, and equipment.

NOTE 8 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31,	December 31,
	2013	2012
Cost of land use rights	$159,328,617	$158,458,327
Less: Accumulated amortization	(14,059,271)	(13,143,399)
Land use rights, net	$145,269,346	$145,314,928

Amortization expense for the three months ended March 31, 2013 and 2012 was $843,122 and $891,151, respectively.  As of March 31, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral was $20,777,972 and $20,664,778, respectively (see Note 11). In the fourth quarter of 2012 an impairment reserve of $10,255,550 was recorded against land use rights.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 9– ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	March 31,	December 31,
	2013	2012
Product licenses	$13,514,688	$13,440,868
Trademarks	6,740,821	6,704,001
Patents	3,428,145	3,409,420
Software	188,498	187,469
Liaoning Baicao pharmaceutical trade license	5,594,116	5,563,560
	29,466,268	29,305,318
Less: Accumulated amortization
Product licenses	(8,185,632)	(7,947,887)
Trademarks	(5,731,147)	(5,514,005)
Patents	(2,687,640)	(2,616,351)
Software	(114,747)	(110,695)
Liaoning Baicao pharmaceutical trade license	(139,853)	–
	(16,859,019)	(16,188,938)
Acquired intangible assets, net	$12,607,249	$13,116,380

Amortization expense for the three months ended March 31, 2013 and 2012 was $580,781 and $425,804, respectively.

The Company conducts impairment tests on a regular basis to determine if the carrying values of acquired intangible assets are in excess of the fair value, and that such assets are active, being used in production of products, or are intended to be utilized in future production. No impairment charges were recognized in the three months ended March 31, 2013 or 2012. In the fourth quarter of 2012 an impairment reserve of $6,928,064 was recorded against acquired intangible assets.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

At March 31, 2013, the Company owned a 33.7% equity interest in AXN, a 49% equity interest in Yushuntang, and a 40% equity interest in Jinji. For the three months ended March 31, 2013, the changes in investments in and advances to equity method investments are summarized as follows:

	AXN	Jinji	Yushuntang	Total
Balance, January 1, 2013	$2,957,077	$147,512	$232,896	$3,337,485
Advances	(6,600)	(14,321)	–	(20,921)
Income (loss)	(919,879)	56	(48,409)	(968,232)
Foreign currency translations	–	800	1,087	1,887
Balance, March 31, 2013	$2,030,598	$134,047	$185,574	$2,350,219

The Company had previously consolidated the financial statements of Yushuntang as a 55% majority owned subsidiary. Effective December 31, 2012, the Company’s ownership decreased below 50% to 49% and this entity no longer qualified for consolidation and is treated as a long term investment using the equity method. For the three months ended March 31, 2012, Yushuntang reported revenues of $4,239,862, gross profit of $324,863, loss from operations of $67,177, and net loss of $66,298, which are included in the accompanying consolidated statement of operations.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 11 – DEBT

At March 31, 2013 and December 31, 2012, short-term notes payable due to various banks in the PRC were $6,066,997 and $11,054,449, respectively and due at various dates from April 2013 to September 2013. The short-term notes payable are lines of credit extended by the banks, which in turn issue the Company a bank acceptance note that can be endorsed and assigned to vendors as payments for purchases. The short-term notes payable are generally payable within three to six months, and guaranteed by the bank. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the total note value. In addition, the banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. At March 31, 2013 and December 31, 2012, restricted cash as a guarantee for the notes payable amounted to $3,150,665 and 6,514,224, respectively.

At March 31, 2013 and December 31, 2012, short-term loans obtained from local banks were $6,845,390 and $6,807,999, respectively. The short-term loans payable are due on various dates through November 15, 2013, with interest ranging from 6.00% to 6.56% per annum, and secured by property, plant and equipment and land use rights owned by the Company. At March 31, 2013 and December 31, 2012, the short-term loans are secured by property, plant and equipment owned by the Company of $6,124,558 and $6,099,734, respectively, and land use rights owned by the Company of $20,777,972 and $20,664,778, respectively.

At March 31, 2013 and December 31, 2012, the Company has an outstanding long-term bank loan of $602,350 and $619,401, respectively. The long-term bank loan bears interest at 2.50% per annum, is due December 31, 2021, and is secured by property, plant, and equipment with a net book value of $1,226,600 at March 31, 2013.

NOTE 12 – CONVERTIBLE NOTES

On July 15, 2008 the Company issued $115,000,000, 5% unsecured senior convertible notes (the “Notes”), due July 15, 2015, for net proceeds of $110,358,550. At March 31, 2013, the Notes are in default, which was caused by the delisting of the Company’s common stock by the New York Stock Exchange (“NYSE”) as described in Form 25NSE filed on April 16, 2012 by NYSE; and by the non-payment of the semiannual interest payment due on July 15, 2012 and January 15, 2013.

On February 19, 2013, the Company received a notice of acceleration under the terms of the Notes. The notice was sent by certain holders of the Senior Notes that together hold more than 25% of the aggregate principal amount of the Notes. As of March 31, 2013, the aggregate principal amount of the Notes, and unpaid, but accrued interest was $52,330,329. The notice of acceleration resulted in the principal amount of the Notes plus accrued and all unpaid interest and accrued and unpaid additional interest on the Notes through February 19, 2013, to become immediately due and payable.

On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013.

The Notes are convertible, at the option of the holder, at an initial conversion price of $9.29 per share, adjusted to $8.08 on January 15, 2009. The conversion rate is subject to certain adjustments. Holders may require the Company to repurchase all or a portion of their Notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

Through December 31, 2012, the Company had repurchased a total of $65,839,000 in principal amount of the Notes for cash consideration of $21,638,892, leaving an aggregate of $49,161,000 in principal amount outstanding. During the three months ended March 31, 2013 and 2012, there were no repurchases of Notes.

The effective interest rate on the convertible notes for the three months ended March 31, 2013 and 2012 was 5.94% and interest cost recognized for the three months ended March 31, 2013 and 2012 was $614,513 and $1,356,250, respectively.

Note issuance costs incurred by the Company were deferred and are recognized using the effective interest rate method over the term of the Notes. As of March 31, 2013 and December 31, 2012, the unamortized portion of the deferred financing fees was $115,045 and $212,724, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Awards

During the three months ended March 31, 2013 and 2012, the Company recorded selling, general and administrative expenses of $352,097 and $351,697, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to employees in prior periods. The total fair value of the stock awards granted to employees at the respective grant dates was $5,665,538, of which the unrecognized portion of $2,165,306 at March 31, 2013 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 2.4 years.

During the three months ended March 31, 2013 and 2012, the Company recorded research and development costs of nil and $25,000, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to consultants in prior periods. At March 31, 2013, these common stock awards were fully amortized.

During the three months ended March 31, 2013 and 2012, the Company recorded selling, general and administrative expenses of $37,500 and $53,250, respectively of earned director share-based compensation. Independent directors earned common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Common Stock to be issued” on the accompanying condensed consolidated financial statements. During the three months ended March 31, 2013 and 2012, the Company did not issue any shares of common stock related to the director awards.

Stock options

The Company calculates the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model. During the three months ended March 31, 2013 and 2012, the Company recorded selling, general and administrative expenses of $171,392 and $294,190, respectively, of stock based compensation based on the vesting of options granted to employees in prior periods. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $326,474 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.3 years as of March 31, 2013.

The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	883,639	$15.70
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	–	–
Outstanding as of December 31, 2012	883,639	15.70
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	–	–
Outstanding as of March 31, 2013	883,639	$15.70

Vested and expected to vest as of March 31, 2013	883,639

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable

		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 – 21.48	416,350	$20.04	4.04	416,350	$20.04
$9.90 – 16.70	323,040	$13.53	5.30	300,143	$13.53
$8.02	144,249	$8.02	6.03	118,750	$8.02
	883,639			835,243

Options granted have no intrinsic value at grant date and at the date of these financial statements as the exercise price of all vested and unvested options was higher than the market price of the Company’s Common Stock.

The weighted average value per share of the 883,639 options issued under the Company’s 2006 Plan is $10.41 per share.

Treasury Stock

During the three months ended March 31, 2012, the Company repurchased 1,003,336 shares of its common stock at a total cost of $1,270,603 that were retired in June 2012. During 2011, the Company repurchased 224,582 shares of its common stock at a total cost of $799,999 that were retired in May 2013.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2013, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $16,944,950, all of which were within one year. In addition, the Company had R&D commitments of $3,615,639 within one year and $2,750,891 after one year but within three years, and purchase commitments for Millettia of $2,362,962 within one year and $4,472,297 after one year but within three years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (note 5). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At March 31, 2013, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

Legal proceedings

As of March 31, 2013 and December 31, 2012, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at March 31, 2013 and December 31, 2012, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

On October 1, 2012, Peter Barbato filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Eileen Brody, Jun Min, and Baiqing Zhang (collectively, “Defendants”), and the Company as a nominal Defendant.  The Complaint asserts causes of action for Breach of Fiduciary Duty and Unjust Enrichment.  These claims similarly arise out of alleged accounting errors that were made the Company’s financial statements for in the periods between the third quarters ending September 30, 2009 and September 30, 2011, which were filed with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited, and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  The Parties have agreed that Defendants need not respond to the complaint until motions to dismiss the class action Complaint filed against the Company in the Central District of California are resolved.

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether this was sufficient.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 15 – SEGMENT REPORTING

For the three months ended March 31, 2013 and 2012, the Company’s segments were as follows:

	Three Months Ended March 31,
	2013	2012
Manufacturing Segment
Revenue from pharmaceutical products	$11,742,769	$14,223,255
Revenue from nutraceutical products	1,693,222	1,925,252
Total manufacturing revenue	13,435,991	16,148,507
Cost of sales	9,431,255	9,283,679
Depreciation and amortization expense	1,206,590	1,562,214
Selling, general and administrative expenses, research and development
costs and advertising costs	16,969,025	16,213,137
Provision for doubtful accounts-manufacturing segment	(2,028,644)	(666,136)
Operating loss of manufacturing segment	(16,199,523)	(11,576,659)
Distribution Segment
Distribution revenue	7,570,772	9,596,769
Cost of sales	7,074,633	8,779,775
Depreciation and amortization expense-distribution segment	179,816	49,341
Provision for doubtful accounts-distribution segment	295,535	–
Operating (loss) income of distribution segment	23,442	(58,182)

Reconciliation to Consolidated Net Loss Attributable to Controlling Interest:
Net loss for reportable segments	(16,176,081)	(11,634,841)
Net loss for non segment subsidiaries	(4,938,776)	(5,522,084)
Consolidated Net Loss Attributable to Controlling Interest	$(21,114,857)	$(17,156,925)

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

As of March 31, 2013 and December 31, 2012, total assets of the manufacturing and distribution segments are as follows:

	March 31,	December 31,
	2013	2012
Manufacturing	$258,964,569	$276,885,064
Distribution	5,870,495	8,741,917
Corporate	158,893,200	160,681,943
Total assets	$423,728,264	$446,308,924

NOTE 16 – INCOME TAX

 The provisions for income taxes for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Current tax provision-PRC	$259,496	$378,556
Deferred taxes-PRC	91,749	64,512
Total provision for income taxes	$351,245	$443,068

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses was as follows:

	Three Months Ended March 31,
	2013	2012
Income tax benefit at PRC statutory tax rate of 25%	$(5,190,903)	$(4,185,923)
Preferential PRC tax rate of 10%	1,593,723	1,124,263
Effect of different tax rates on non-PRC operations	488,773	572,665
Non-recognition of income tax benefit for current year losses	2,147,901	1,950,513
Provision for taxes on deemed interest income	323,917	364,925
Non-deductible expenses in current year	1,022,724	165,480
Other permanent differences	(34,890)	451,145
Total provision for income taxes	$351,245	$443,068

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets
Current
Provision for doubtful accounts receivable	$25,753	$25,386
Other costs	3,065	3,274
Total current deferred tax assets	28,818	28,660
Deferred tax liabilities
Non-current
Amortization	(1,213,446)	(1,156,516)
Depreciation	(326,633)	(323,750)
Step up of acquired assets	(10,507,892)	(10,475,798)
Total non-current deferred tax liabilities	(12,047,971)	(11,956,064)
Net deferred tax liabilities	$(12,019,153)	$(11,927,404)

The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2013 and 2012 due to the cumulative tax net operating losses in the United States. As of March 31, 2013, the Company had net operating tax losses carried forward of approximately $22,000,000, $71,000,000 and $8,000,000 in the US, PRC, and Hong Kong, respectively. Those losses carried forward in the US expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At March 31, 2013, the tax benefit of the loss carryforwards had not been recorded and therefore is not presented in the table above.

The Company’s PRC subsidiaries that are deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Three Months Ended March 31,
	2013	2012
Loss per common share-basic	$(0.58)	$(0.43)
Effect of tax holiday	0.00	0.00
Pro forma loss per common share-basic	$(0.58)	$(0.43)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of March 31, 2013, the Company has recorded an accrued tax of $11,015,810 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

The Company has various open tax years between 2007 and 2012 in its significant operating jurisdictions.

At March 31, 2013, $300,000 is included in taxes payable for the US for what the Company believes to be the potential liabilities for the untimely filing of IRS Forms 5471 and IRS Report of Foreign Bank and Financial Accounts. However, the potential liabilities could be greater if the IRS were to so determine the Company’s failure to file was willful. The Company believes the likelihood of the IRS considering our failure to file as being willful is remote.

All of the Company’s operations are conducted in the PRC. At March 31, 2013, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $128 million and the Company held approximately $9.6 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012 filed by the Company with the Securities and Exchange Commission (“SEC”).

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

BUSINESS OVERVIEW

Global economic challenges and uncertainties have impacted our business in 2011, 2012 and the first half of 2013. These challenges and uncertainties have negatively affected consumers’ demands for both pharmaceutical and nutraceutical products, which contributed to the overall decline in sales of our manufacturing segments.

In addition, the establishment of price controls over prescription and over-the-counter medicines negatively impacted our business. There were two price adjustments by the Price Control Office in 2011 and 2012, respectively that lowered certain prices of prescription and over-the-counter medicines. As a result, we lost our ability to compete effectively due to the pricing adjustments, particularly when we entered the state-owned hospitals’ purchase of medicine tendering process. As a result, sales in our manufacturing segments fell sharply.

The continuous increase in cost of raw material also impacted our business as gross profit has declined since the end of 2010.

In addition to the ongoing economic challenges and uncertainties, our business was negatively impacted by the toxic drug capsules incident in 2012. Incidents like that shook the pharmaceutical industry and resulted in a decline in market demand. Although we were not directly involved in the scandal and our facilities were inspected and passed the safety requirements, our subsequent sales have been impacted significantly due to the loss of consumer confidence in pharmaceutical products and huge decline in market demand. All of these challenges, uncertainties and incidents may continue to have an adverse impact on our future performance.

We are taking actions to mitigate the impact of these economic conditions by: 1) focusing on our well-recognized brand names, including AOBO and our Jinji products; 2) diversifying our products through products line extension; and 3) developing and introducing new products.

To mitigate the impact of the increasing cost and supply of the raw material needed for our products, we entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are major raw materials. We bear the cultivation cost for these raw materials, including leasing the land use rights. In return, we are entitled to purchase the raw material at a pre-determined discounted price. In 2012, the Company recorded an impairment of approximately $8.5 million of its capitalized agricultural costs. Through these supply contracts, we believe that we can stabilize the supply of our major raw materials in the long run and reduce the risk of increasing costs in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our amended Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 11, 2013.

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

At March 31, 2013 and December 31, 2012, we provided a reserve of $20,039,711 and $18,134,912, respectively, against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at March 31, 2013 and December 31, 2012 was based on the aged nature of these accounts receivable. In making our judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2013 and December 31, 2012, we provided an allowance against inventories amounting to $51,440 and $47,281, respectively. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making our estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Impairment

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

In evaluating capitalized agriculture costs, we use our best estimate of the future cash flows expected to result from future market values, yields and costs to harvest. To the extent that estimated future cash inflows attributable to the asset, less estimated future, cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair values of the capitalized agricultural costs.

The Company’s annual impairment testing is performed in the fourth quarter of each year.

Share-based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our common stock option grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Accounting for Income Taxes and Uncertain Income Tax Positions

We use an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain. We account for uncertainty in income taxes in accordance with FASB ASC 740-10 which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	Results		% of Revenue
	2013	2012	2013	2012

Statement of Operations Data:
Revenues	$21,006,763	$25,745,276	100%	100%
Cost of sales	16,505,888	18,063,454	79%	70%

GROSS PROFIT	4,500,875	7,681,822	21%	30%
Selling, general and administrative expenses	12,476,722	11,982,069	59%	47%
Advertising costs	3,645,454	6,156,353	17%	24%
Research and development costs	1,407,045	1,566,933	7%	6%
Depreciation and amortization	1,864,207	2,080,699	9%	8%
Provision for doubtful accounts	1,763,952	985,786	8%	4%
Long term crop inventory maintenance costs	2,361,383	–	11%	0%
LOSS FROM OPERATIONS	(19,017,888)	(15,090,018)	-91%	-59%

Equity in earnings (losses) from equity method investments	(968,232)	(191,450)	-5%	-1%
Interest expense, net	(763,691)	(1,743,270)	-4%	-7%
Other income (expenses), net	(13,801)	281,047	0%	1%
LOSS BEFORE INCOME TAX	(20,763,612)	(16,743,691)	-99%	-65%
Provision for income taxes	351,245	443,068	2%	2%
NET LOSS	(21,114,857)	(17,186,759)	-101%	-67%
Net loss(income) attributable to non-controlling interest	–	29,834	0%	0%
NET LOSS ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(21,114,857)	$(17,156,925)	-101%	-67%

LOSS PER COMMON SHARE - basic and diluted	$(0.58)	$(0.43)

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$11,742,769	$14,223,255	$(2,480,486)	-17%
Revenue from nutraceutical products	1,693,222	1,925,252	(232,030)	-12%
Total manufacturing revenue	13,435,991	16,148,507	(2,712,516)	-17%
Distribution revenue	7,570,772	9,596,769	(2,025,997)	-21%
Total revenues	$21,006,763	$25,745,276	$(4,738,513)	-18%

Revenue from our pharmaceutical products decreased from $14,223,255 for three months ended March 31, 2012 to $11,742,769 for the same period of 2013, or a 17% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 43% in 2012 to 16% in 2013, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially from 2012 to 2013.

Revenue in connection with our nutraceutical products decreased from $1,925,252 in 2012 to $1,693,222 in 2013, a 12% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue decreased by $2,025,997 or 21%, to $7,570,772 in 2013 as compared to $9,596,769 in 2012. Sales from our former Yushuntang subsidiary were $4,239,862 in 2012, but due to the sale of our interest in Yushuntang in December 2012, which resulted in the deconsolidation of this subsidiary, Yushuntang’s sales are no longer consolidated in our consolidated statement of operations for 2013. Net of Yushuntang, sales of the balance of our distribution business increased from $5,365,907 in 2012 to $7,570,772 in 2013.

Cost of Sales and Gross Profit

Cost of sales was $16,505,888 in 2013, compared to $18,203,986 in 2012. Cost of sales by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Pharmaceutical products	$8,286,060	$8,079,845	$206,215	3%
Nutraceutical products	1,145,195	1,203,834	(58,639)	-5%
Total manufacturing cost	9,431,255	9,283,679	147,576	2%
Distribution cost	7,074,633	8,779,775	(1,705,142)	-19%
Total cost	$16,505,888	$18,063,454	$(1,557,566)	-9%

Cost of sales in the manufacturing segment remained consistent despite a decrease in revenues for this segment, as a result of decreasing profit margins resulting from the pricing pressures described above. Gross profit as a percentage of revenues for the manufacturing segment was 30% in 2013, down from 43% in 2012. Cost of Sales from our former Yushuntang subsidiary were $3,915,000 in 2012.

Cost of sales in the distribution segment decreased proportionally to the decrease in sales from 2012 to 2013, with gross profit as a percentage of revenues decreasing slightly from 9% to 7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, increased from $11,982,069 in 2012 to $12,476,722 in 2013, representing a 4% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Promotional materials and fees	$2,186,010	$1,255,985	$930,025	74%
Payroll	3,444,846	3,147,784	297,062	9%
Shipping	297,212	449,768	(152,556)	-34%
Trips and traveling	568,568	1,136,317	(567,749)	-50%
Professional fees	1,388,185	868,119	520,066	60%
Staff welfare and insurance	1,204,090	1,519,790	(315,700)	-21%
Stock based compensation	560,990	664,135	(103,145)	-16%
Miscellaneous	2,826,821	2,940,171	(113,350)	-4%
Total	$12,476,722	$11,982,069	$494,653	4%

The increase in promotional fees resulted from more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace.

The decrease in shipping costs was primarily due to the reduction in sales volume of our products.

The decrease in trips and traveling is a direct result of overhead cost reduction efforts.

Increased professional fees resulted primarily from audit fees incurred in 2013.

Stock based compensation decreased as a result of fewer directors receiving stock based compensation in 2012, as well the completion of amortization of previously-issued consultant shares and employee stock options.

Advertising Costs

Advertising costs decreased by $2,510,899, or 41%, from $6,156,353 in 2012 to $3,645,454 in 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Advertising costs as a percentage of revenue decreased from 24% for 2012 to 17% for 2013.

Research and Development Costs

Research and development costs decreased by $159,888 from $1,566,933 in 2012 to $1,407,045 in 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 7% and 6% for 2013 and 2012, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses decreased by $216,492, or 10%, in 2013 as compared to 2012. This was mainly due to the recognized impairment of property, plant and equipment and land use rights in the fourth quarter of 2012.

Provision for doubtful accounts

Provision for doubtful accounts increased from $985,786 in 2012 to $1,763,952 in 2013, due to continued deterioration of our customers’ ability to continue to pay their outstanding invoices on a timely basis. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Long term crop inventory costs

Subsequent to December 31, 2012, pre-harvest agriculture costs, including cultivation, labor, land leasing costs, and other crop and land maintenance activities, will be capitalized if it is probable that future economic benefits from the use of the assets will be increased. These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.   During the three months ended March 31, 2013, agricultural costs of $2,361,383 were expensed. During the three months ended March 31, 2012, agricultural costs of $3,395,407 were capitalized.

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments increased from a loss of $191,450 in 2012 to a loss of $968,232 in 2013. The increased loss was mainly due to the recognition of the share of equity losses from investment in AXN, as well as a loss from our share of Yushuntang’s loss in 2013.

Interest Expense, Net

Net interest expense was $763,691 in 2013, compared to net interest expense of $1,743,270 for 2012. The decrease was mainly due to lower average balances of convertible notes resulting from early retirements in the second half of 2012.

Income Tax

The Company’s effective tax rate for 2013 was 2%, compared to 3% in 2012. For additional information, see “Item 1. Financial Statements – Note 19. Income Tax”.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at March 31, 2013 was $6,415,616, representing a decrease of $681,482, or 10%, compared with our cash position of $7,097,098 at December 31, 2012. The decrease was mainly attributable to approximately $1.8 million cash used in operating activities.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations, and we take into account such factors as interest income and foreign currency fluctuation.

Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2013, we recorded a loss from operations of $19,017,888 and utilized cash in operations of $1,853,209.  As of March 31, 2013, we had a working capital deficit of $28,641,009.  In addition, we were in default of $49,161,000 of our convertible notes due July 15, 2015. On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. We presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. No assurances can be given that we will be successful in obtaining additional financing in the future and any future financing that we may obtain may cause significant dilution to existing stockholders.

Historically, our main source of cash was through the sales of our products, Common Stock sales and debt financing.  However, due to the decrease in sales, our ability to meet contractual obligations and payables depends on our ability to implement cost reductions effectively and obtain additional financing. We believe that the ongoing economic challenges and uncertainties experienced in 2012 and the first quarter of 2013 will continue to negatively impact its business in the remainder 2013.  Thus, we expect that for 2013 we will continue to generate losses from operations, and our operating cash flows will not be sufficient to cover operating expense; therefore, we expect to continue to incur net losses

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions.   We believe we can utilize our properties and land use rights located in Beijing, China to secure such financing.  No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution to shareholders, in case or equity financing.

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

Furthermore, as of March 31, 2013, we had invested in capitalized agricultural cost for $17,539,278.  These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.  We expect that the cost required for these crops will be around $2.5 million per year.  We anticipate that the crops will benefit the Company’s operation in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We had total of $62,675,737 in debt as of March 31, 2013, as compared to $67,642,849 as of December 31, 2012. The decrease of $4,708,448 was mainly due to a repayment of notes payable during the first quarter of 2013.

Cash Flow

Operating Activities

Cash flows used by operations during the three months ended March 31, 2013 amounted to $1,853,209, representing a decrease in cash used of $19,674,767 compared with cash flows used for operations of $21,527,976 for three months ended March 31, 2012. The decrease in net cash used by operating activities was primarily attributable to: (i) a decrease in accounts receivable of $11.7 million in the first quarter of 2013, (ii) an increase of $9.7 million in inventories during the first quarter of 2012, as the company accumulated stock using the proceeds of collected notes receivable and the sale of the NuoHua affiliate that occurred during the same period, and (iii) a decrease in accrued expenses and other payables of $4.4 million in 2012.

Investing Activities

Our net cash provided by investing activities amounted to $3,870,787 in the three months ended March 31, 2013, compared to $25,667,394 in the three months ended March 31, 2012. As reflected in our statement of cash flows, the changes mainly included: (i) the collection of notes receivable in the first quarter of 2012 in the amount of $18,078,344, as compared to $4,207,696 collected in 2013; and (ii) cash inflow from the collection of receivable for the sale of the NuoHua affiliate in the amount of $16,495,493 in the first quarter of 2012.

Financing Activities

Our net cash used in financing activities was $1,697,326 in the three months ended March 31, 2013, compared to cash provided of $173,264 in the three months ended March 31, 2012. The difference is primarily due to the repayment of bank loans in the amount of $5,060,685 during the first quarter of 2013, as compared to bank loans funded in the amount of $3,385,401 in the first quarter of 2012.

Issuance of Common Stock

See Part II, Item 2 for issuance of unregistered shares of common stock.

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

We recognized a foreign currency translation adjustment of $0.7 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively. The balance sheet amounts with the exception of equity at March 31, 2013 were translated at 6.2816 RMB to $1.00 USD as compared to 6. 3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2013 and 2012 were 6.2858 RMB and 6.3201 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2012. For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether this was sufficient.

There are no other known legal proceedings against the Company.

ITEM 1A – RISK FACTORS

There have been no material changes or new risks since our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

On July 15, 2008 the Company issued $115,000,000 of its 5% senior convertible notes. The net proceeds from the sale of the convertible notes were $110,358,550. During the years ended December 31, 2012 and 2011, the Company repurchased a total of $59,339,000 and $6,500,000, respectively, in principal amount of the convertible notes for cash consideration of $18,478,888 and $3,160,004, respectively, leaving an aggregate of $49,161,000 in principal amount outstanding as of March 31, 2013.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted.

101.INS	XBRL Instance Document, filed herewith

101.SCH	Document, XBRL Taxonomy Extension, filed herewith

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition, filed herewith

101.DEF	Linkbase, XBRL Taxonomy Extension Labels, filed herewith

101.LAB	Linkbase, XBRL Taxonomy Extension, filed herewith

101.PRE	Presentation Linkbase, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu
TONY LIU
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: July 10, 2013

/s/ Yanchun Li
YANCHUN LI
CHIEF FINANCIAL OFFICER
DATED: July 10, 2013

