Form 10-Q
period 2012-03-31
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-08-02
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On July 17, 2013, 36,419,706 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value were outstanding.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$57,303,447	$52,627,928
Restricted cash	1,900,063	264,031
Accounts receivable, net of allowance for doubtful accounts of $16,461,940 and $16,354,873 as of March 31, 2012 and December 31, 2011, respectively	52,515,028	53,196,298
Bank acceptance notes from customers	9,770,573	27,848,917
Inventories, net of provision for slow-moving inventories of $595,014 and $624,516 as of March 31, 2012 and December 31, 2011 , respectively	28,553,362	18,889,930
Advances to suppliers and prepaid expenses	15,729,805	16,535,191
Receivable for disposal of NuoHua Affiliate	1,785,070	18,153,754
Deferred tax assets	3,246,590	3,225,803
Other current assets	2,286,004	5,168,742
Total current assets	173,089,942	195,910,594

LONG-TERM ASSETS
Property, plant and equipment, net	171,505,863	170,534,450
Land use rights, net	158,036,452	157,928,152
Capitalized agricultural costs	25,831,222	22,333,937
Acquired intangible assets, net	10,423,123	10,728,658
Deposit for long term assets	3,892,675	–
Investments in and advances to equity method investments	5,694,995	5,934,422
Deferred tax assets	263,588	263,109
Deferred financing costs	1,129,183	1,347,735
Total long-term assets	376,777,101	369,070,463
TOTAL ASSETS	$549,867,043	$564,981,057

See accompanying notes to the condensed consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$23,342,894	$22,085,545
Accrued expenses and other payables	16,761,760	21,201,533
Bank acceptance notes to vendors	3,599,399	502,912
Taxes payable	–	580,293
Accrued taxes	9,429,412	8,849,004
Convertible notes, in default	108,500,000	108,500,000
Short-term bank loans	6,798,741	6,756,014
Current portion of long-term bank loans	63,532	63,070
Deferred tax payable	63,783	90,070
Total current liabilities	168,559,521	168,628,441

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	602,311	618,030
Deferred tax liabilities	14,684,557	14,572,492
Total long-term liabilities	15,286,868	15,190,522
TOTAL LIABILITIES	183,846,389	183,818,963

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 39,476,274 shares issued as of March 31, 2012 and December 31, 2011; 38,285,756 shares and 39,251,692 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	78,952	78,952
Common stock to be issued (288,864 shares and 132,247 shares as of March 31, 2012 and December 31, 2011, respectively)	344,583	291,333
Additional paid-in capital	207,262,618	206,591,730
Retained earnings	120,653,828	137,810,753
Less: Treasury stock, at cost (1,190,518 shares and 224,582 shares as of March 31, 2012 and December 31, 2011)	(2,070,602)	(799,999)
Less: Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Accumulated other comprehensive income	70,314,945	67,723,161
Total American Oriental Bioengineering, Inc. Shareholders’ Equity	366,586,708	381,698,314
Non-controlling interests	(566,054)	(536,220)
TOTAL SHAREHOLDERS' EQUITY	366,020,654	381,162,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$549,867,043	$564,981,057

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011

Revenues	$25,745,276	$52,002,110
Cost of sales	18,063,454	26,926,200
GROSS PROFIT	7,681,822	25,075,910

Selling, general and administrative expenses	11,982,069	11,239,247
Advertising costs	6,156,353	3,821,148
Research and development costs	1,566,933	2,701,212
Depreciation and amortization expenses	2,080,699	1,770,711
Provision for reserves and doubtful accounts	985,786	–
Total operating expenses	22,771,840	19,532,318

INCOME (LOSS) FROM OPERATIONS	(15,090,018)	5,543,592

Equity in losses from equity method investments	(191,450)	(521,984)
Interest expense, net	(1,743,270)	(1,513,585)
Other income (expense), net	281,047	425,880
INCOME (LOSS) BEFORE INCOME TAX	(16,743,691)	3,933,903
Provision for income taxes	443,068	3,124,855
NET INCOME (LOSS)	(17,186,759)	809,048
Loss attributable to non-controlling interest	29,834	3,006
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC. COMMON SHAREHOLDERS	(17,156,925)	812,054

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,591,784	3,117,338

COMPREHENSIVE INCOME (LOSS)	$(14,565,141)	$3,929,392

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.43)	$0.02
Diluted	$(0.43)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	39,476,274	37,493,687
Diluted	39,476,274	38,009,281

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,186,759)	$809,048

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,987,211	3,089,788
Amortization of deferred financing costs	218,552	232,072
Loss on property, plant and equipment	–	1,754
Provision for reserves and doubtful accounts	985,786	(51,172)
Deferred taxes	64,512	(116,775)
Stock-based consulting expenses	25,000	54,175
Stock-based compensation expenses	645,887	702,592
Independent director stock compensation	53,250	84,500
Equity in (earnings) losses from equity method investments	191,450	521,984
Changes in operating assets and liabilities:
Accounts receivable	574,204	33,782,909
Inventories	(9,674,838)	(12,471,128)
Advances to suppliers and prepaid expenses	805,386	(2,485,377)
Other current assets	1,912,873	(408,058)
Accounts payable	1,300,082	781,026
Accrued expenses and other payables	(4,481,961)	(4,375,610)
Taxes payable	(580,293)	1,353,003
Other liabilities	–	(402,894)
Accrued taxes	580,408	501,546
Net cash provided by (used in) operating activities	(21,579,250)	21,603,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,607,702)	(5,784,359)
Capitalized agricultural costs	(3,395,407)	–
Proceeds from payment of bank acceptance notes from customers	18,078,344	–
Cash proceeds from disposal of NuoHua affiliate	16,495,493	–
Deposit for long-term assets	(3,895,508)	–
Investments in and advances to equity investments	44,319	(19,263)
Proceeds from disposal of property, plant and equipment	–	228
Other	(870)	–
Net cash provided by (used in) investing activities	25,718,669	(5,803,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(1,636,032)	–
Proceeds from bank loans and bank acceptance notes to vendors	3,385,401	758,610
Repayment of bank loans and bank acceptance notes to vendors	(305,502)	(778,345)
Repurchase of common stock	(1,270,603)	–
Net cash provided by (used in) financing activities	173,264	(19,735)
Effect of exchange rate changes on cash and cash equivalents	362,836	1,084,002
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,675,519	16,864,256
Cash and cash equivalents, beginning of the period	52,627,928	94,568,520
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$57,303,447	$111,432,776

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$2,827,561	$2,997,984
Cash paid for income taxes	$192,133	$697,991

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Oriental Bioengineering, Inc. (“AOB” or “the Company”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China (the “PRC”).

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries as of and for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ”SEC”) that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2012 and for all periods presented. Information as of December 31, 2011 has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on January 7, 2013.

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

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with U.S. generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the three months ended March 31, 2012, the Company recorded a loss from operations of $15,090,018 and utilized cash in operations of $21,579,250.  As of March 31, 2012, the Company had working capital of $4,530,421.  In addition, the Company was in default of its convertible notes (the “Notes”) due July 15, 2015 (see Note 12), which had a balance of $108,500,000 as of March 31, 2012 and $49,161,000 as of the date of this filing. On April 8, 2013, four of the holders of the Notes (the “Plaintiffs”) filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, which action was withdrawn and the present action interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013 (see Note 14). The Company presently does not have the ability to pay these Notes. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the sales of its products, proceeds from the issuance of common stock, and debt financing.  However, due to the decrease in sales, the Company’s ability to meet contractual obligations and payables depends on its ability to implement cost reductions effectively and obtain additional financing. The Company believes that the ongoing economic challenges and uncertainties experienced in 2012 and the first quarter of 2013 will continue to negatively impact its business in the remainder of 2013.  Thus, the Company expects that for 2013 it will continue to generate losses from operations, and its operating cash flows will not be sufficient to cover operating expense; therefore, the Company expects to continue to incur net losses.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions.   The Company believes it can utilize its currently unencumbered buildings and land use rights located in Beijing, PRC with an aggregate net book value of approximately $105,000,000 (as of March 31, 2013) to secure financing.  No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution to shareholders, in the case of equity financing.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount of property, plant, and equipment and intangible assets, allowance for accounts receivable, realizable values for inventories and capitalized agricultural costs, valuation allowance of deferred tax assets, and valuation of share-based compensation expenses. Changes in facts and circumstances may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended March 31,
	2012	2011
EPS Numerator:
Net income (loss), as adjusted	$(17,156,925)	$812,054

EPS Denominator:
Weighted average common shares outstanding - basic	39,476,274	37,493,687
Effect of dilutive instruments: common stock awards to be issued	–	515,594
Weighted average common shares outstanding - diluted	39,476,274	38,009,281

Earnings (loss) per share - Basic	$(0.43)	$0.02
Earnings (loss) per share - Diluted	$(0.43)	$0.02

As of March 31, 2012, common stock equivalents were composed of options convertible into 883,639 shares of the Company’s common stock and notes convertible into 13,428,218 shares of the Company’s common stock, which have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In the fourth quarter of 2012, the Company had impairment write-offs to property and equipment and land use rights of $12,577,507 and $10,255,550, respectively, based on their annual review. Also in the fourth quarter of 2012, the Company recorded a write-off related to the estimated recoverability of capitalized agriculture costs of $8,525,587.

In the fourth quarter of 2011, the Company had impairment write-offs to property and equipment, goodwill, and acquired intangible assets of $733,688, $33,164,121, and $6,928,064, respectively, based on their annual review.

Recent Accounting Pronouncements

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company’s adoption of this update did not have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract. As of March 31, 2012, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2012	2011
Accounts receivable	$68,976,968	$69,551,171
Allowance for doubtful accounts	(16,461,940)	(16,354,873)
Accounts receivable, net	$52,515,028	$53,196,298

Accounts receivable arise from sales to our customers and are generally due on terms ranging from 30 to 180 days beginning after the invoice date. The Company assessed distributors’ credit history, operation performance, financial position and reputation among peers to assign credit terms. The Company’s management reviews credit terms and conditions of the account receivable balance for each distributor on a quarterly basis. The Company estimates that the remaining net receivables will be collected.

From time to time we receive bank acceptance notes that are payable to the Company from our customers, for goods we sell to those customers.  If the notes are not yet due and payable, we may exchange them at a bank in exchange for notes payable to our suppliers, and deliver those notes to our vendors.

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2012	2011
Raw materials	$8,836,600	$6,228,319
Work in process	3,135,562	3,652,867
Finished goods	17,176,214	9,633,260
Total inventories	29,148,376	19,514,446
Less: provision against slow-moving inventories	(595,014)	(624,516)
Inventories, net	$28,553,362	$18,889,930

Capitalized agricultural costs are summarized as follows:

	March 31,	December 31,
	2012	2011
Growing crops	$13,322,154	$993,126
Payments for long-term crop contracts	–	17,012,586
Prepaid land leasing costs for long-term supply contracts	12,509,068	4,328,225
Capitalized agricultural costs	$25,831,222	$22,333,937

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The Company has reflected capitalized agriculture costs for Millettia and Xanthoceras Sorbifolia Bge (“XSB”) as a long term asset as it does not expect to utilize these assets currently. These pre-harvest agricultural costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the three months ended March 31, 2012 and 2011, pre-harvest agricultural costs incurred during the period of $3,395,407 and nil, respectively, were capitalized.

NOTE 6 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	March 31,	December 31,
	2012	2011
Advances to suppliers	$15,438,380	$15,591,318
Prepaid expenses	291,425	943,873
Advances to suppliers and prepaid expenses	$15,729,805	$16,535,191

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2012	2011
Original cost:
Buildings	$146,774,742	$146,410,665
Machinery and equipment	27,471,174	25,851,084
Motor vehicles	2,109,151	2,105,105
Office equipment	3,222,856	3,162,305
Other equipment	2,273,174	1,812,266
Construction in progress	25,622,890	25,264,200
	207,473,987	204,605,625
Less: Accumulated depreciation	(35,968,124)	(34,071,175)
Property, plant and equipment, net	$171,505,863	$170,534,450

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1,684,604 and $1,395,159, respectively. As of March 31, 2012 and December 31, 2011, the net book value of property, plant and equipment pledged as collateral for bank loans was $4,979,939 and $6,249,074, respectively (see Note 11). As of March 31, 2012, the Company had entered into capital commitments for $22,477,168 for manufacturing facilities under construction in the PRC due within one year, and $6,798,741 after one year but within three years (see Note 14).

NOTE 8 – LAND USE RIGHTS

Land use rights consist of the following:

	March 31,	December 31,
	2012	2011
Cost of land use rights	$173,144,004	$172,055,852
Less: Accumulated amortization	(15,107,552)	(14,127,700)
Land use rights, net	$158,036,452	$157,928,152

Amortization expense for the three months ended March 31, 2012 and 2011 was $891,151 and $854,523, respectively.  As of March 31, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral was $21,024,087 and $21,020,381, respectively (see Note 11).

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 9 – ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	March 31,	December 31,
	2012	2011
At cost:
Product licenses	$9,529,915	$9,470,024
Trademarks	6,694,885	6,652,810
Patents	3,404,784	3,383,385
Software	187,214	134,259
Liaoning Baicao pharmaceutical trade license	5,555,995	5,521,077
	25,372,793	25,161,555
Less: Accumulated amortization
Product licenses	(7,456,078)	(7,195,886)
Trademarks	(4,949,757)	(4,791,570)
Patents	(2,443,199)	(2,400,412)
Software	(100,636)	(45,029)
Liaoning Baicao pharmaceutical trade license	–	–
	(14,949,670)	(14,432,897)
Acquired intangible assets, net	$10,423,123	$10,728,658

Amortization expense for the three months ended March 31, 2012 and 2011 was $374,529 and $836,853, respectively.

The Company conducts impairment tests on a regular basis to determine if the carrying values of acquired intangible assets are in excess of the fair value, and that such assets are active, being used in production of products, or are intended to be utilized in future production. No impairment charges were recognized in the three months ended March 31, 2012 or 2011.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

At March 31, 2012, the Company owned a 33.7% equity interest in AXN and a 40% equity interest in Jinji. For the three months ended March 31, 2012, the changes in investments in and advances to equity method investments are summarized as follows:

	AXN	Jinji	Total
Balance, December 31, 2011	$5,751,495	$182,927	$5,934,422
Advances	9,900	(53,940)	(44,040)
Income (loss)	(191,810)	360	(191,450)
Foreign currency translations	–	(3,937)	(3,937)
Balance, March 31, 2012	$5,569,585	$125,410	$5,694,995

NOTE 11 – DEBT

At March 31, 2012 and December 31, 2011, bank acceptance notes to vendors were $3,599,399 and $502,912, respectively and due at various dates from April 2012 to September 2012. These short-term notes payable are lines of credit extended by the banks, which in turn issue to the Company a bank acceptance note that can be endorsed and assigned to vendors as payments for purchases. The short-term notes payable are generally payable within three to six months, and guaranteed by the bank. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the total note value. In addition, the banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. At March 31, 2012 and December 31, 2011, restricted cash as a guarantee for the notes payable amounted to $1,900,063 and $264,031, respectively.

At March 31, 2012 and December 31, 2011, short-term loans obtained from local banks were $6,798,741 and $6,756,014, respectively. The short-term loans payable are due on various dates through February 19, 2013, with interest ranging from 6.56% to 7.22% per annum, and secured by property, plant and equipment and land use rights owned by the Company. At March 31, 2012 and December 31, 2011, the short-term loans are secured by property, plant and equipment owned by the Company of $4,979,939 and $6,249,074, respectively, and land use rights owned by the Company of $21,024,087 and $21,020,381, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

At March 31, 2012 and December 31, 2011, the Company had an outstanding long-term bank loan of $602,311 and $618,030, respectively. The long-term bank loan bears interest at 2.50% per annum, is due December 31, 2021, and is secured by property, plant, and equipment with a net book value of $1,253,844 at March 31, 2012.

NOTE 12 – CONVERTIBLE NOTES

On July 15, 2008 the Company issued $115,000,000, 5% unsecured senior convertible notes (the “Notes”), due July 15, 2015, for net proceeds of $110,358,550. The Notes are in default, which was caused by the delisting of the Company’s common stock by the New York Stock Exchange (“NYSE”) as described in the Form 25NSE filed on April 16, 2012 by the NYSE; and by the non-payment of the semiannual interest payment due on July 15, 2012 and January 15, 2013.

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

The effective interest rate of the Notes for the three months ended March 31, 2012 and 2011 was 5.94% and interest cost recognized for the three months ended March 31, 2012 and 2011 was $1,356,250 and $1,437,500, respectively.

Note issuance costs incurred by the Company were deferred and are recognized using the effective interest rate method over the term of the Notes. As of March 31, 2012 and December 31, 2011, the unamortized portion of the deferred financing fees was $1,129,183 and $1,347,735, respectively.

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Awards

During the three months ended March 31, 2012 and 2011, the Company recorded selling, general and administrative expenses of $351,697 and $227,954, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to employees in prior periods. The total fair value of the stock awards granted to employees at the respective grant dates was $5,665,538, of which the unrecognized portion of $3,289,979 at March 31, 2012 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 3.2 years.

During the three months ended March 31, 2012 and 2011, the Company recorded research and development costs of $25,000 and $54,175, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to consultants in prior periods. The unamortized value of $8,750 as of March 31, 2012 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.3 years.

During the three months ended March 31, 2012 and 2011, the Company recorded selling, general and administrative expenses of $53,250 and $84,500, respectively of earned director share-based compensation. Independent directors earned common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Common Stock to be issued” on the accompanying condensed consolidated financial statements. During the three months ended March 31, 2012 and 2011, the Company did not issue any shares of common stock related to the director awards.

Stock options

The Company calculates the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model. During the three months ended March 31, 2012 and 2011, the Company recorded selling, general and administrative expenses of $294,190 and $474,638, respectively, of stock based compensation based on the vesting of options granted to employees in prior periods. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $1,214,877 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.9 years as of March 31, 2012.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	883,639	$15.70
Granted	–	–
Exercised/ Cancelled/Forfeited	–	–
Outstanding as of March 31, 2012	883,639	15.70

Vested and expected to vest as of March 31, 2012	883,639

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 - 21.48	416,350	$20.04	5.17	333,080	$20.04
$9.90 - 16.70	323,040	$13.53	6.32	193,824	$13.53
$8.02	144,249	$8.02	6.79	57,700	$8.02
	883,639			584,604

Options granted have no intrinsic value at the grant date and at the date of these financial statements as the exercise price of all vested and unvested options was greater than the market price of the Company’s Common Stock.

The weighted average value per share of the 883,639 options issued under the Company’s 2006 Plan is $10.41 per share.

Treasury Stock

During the three months ended March 31, 2012, the Company repurchased 1,003,336 shares of its common stock at a total cost of $1,270,603 that were retired in June 2012.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2012, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $29,275,909, of which $22,477,168 was due within one year and $6,798,741 was due between one and three years. In addition, the Company had research and development commitments of $4,021,060 within one year and $nil after one year but within three years, and purchase commitments for Millettia of $2,346,859 within one year and $4,441,820 after one year but within three years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (See Note 5). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At March 31, 2012, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Legal proceedings

As of March 31, 2012 and December 31, 2011, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuit discussed below and based on the stage of this proceeding, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at March 31, 2012 and December 31, 2011, no accrual has been established for any potential loss in connection with this lawsuit. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

See Note 17 for a description of additional legal proceedings against the Company initiated subsequent to March 31, 2012.

NOTE 15 – SEGMENT REPORTING

For the three months ended March 31, 2012 and 2011, the Company’s segments were as follows:

	Three Months Ended March 31,
	2012	2011
Manufacturing Segment
Revenue from pharmaceutical products	$14,223,255	$38,961,981
Revenue from nutraceutical products	1,925,252	9,785,800
Total manufacturing revenue	16,148,507	48,747,781
Cost of sales	9,283,679	23,835,153
Depreciation and amortization expense	1,562,214	1,309,671
Selling, general and administrative expenses, research and development costs and advertising costs	16,213,137	15,012,588
Provision for reserves and doubtful accounts-manufacturing segment	666,136	–
Operating (loss) income of manufacturing segment	(11,576,659)	7,004,715
Distribution Segment
Distribution revenue	9,596,769	3,254,329
Cost of sales	8,779,775	3,091,047
Depreciation and amortization expense-distribution segment	49,341	24,872
Provision for reserves and doubtful accounts-distribution segment	–	–
Operating (loss) income of distribution segment	(58,182)	65,916

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Net (loss) income for reportable segments	(11,634,841)	7,070,631
Net loss for non segment subsidiaries	(5,522,084)	(6,258,577)
Consolidated Net (Loss) Income Attributable to Controlling Interest	$(17,156,925)	$812,054

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

As of March 31, 2012 and December 31, 2011, total assets of the manufacturing and distribution segments are as follows:

	March 31,	December 31,
	2012	2011
Manufacturing	$339,257,771	$396,854,361
Distribution	18,729,677	51,672,762
Corporate	191,879,595	116,453,934
Total assets	$549,867,043	$564,981,057

NOTE 16 – INCOME TAX

The provisions for income taxes for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Current tax provision-PRC	$378,556	$3,241,467
Deferred taxes-PRC	64,512	(116,612)
Total provision for income taxes	$443,068	$3,124,855

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses was as follows:

	Three Months Ended March 31,
	2012	2011
Income tax (benefit) provision at PRC statutory tax rate of 25%	$(4,185,923)	$983,476
Preferential PRC tax rate of 10%	1,124,653	47,796
Effect of different tax rates on non-PRC operations	572,665	624,983
Non-recognition of income tax benefit for current period losses	1,950,513	882,806
Provision for taxes on deemed interest income	364,925	473,106
Non-deductible expenses in current period	165,480	–
Other permanent differences	450,755	112,688
Total provision for income taxes	$443,068	$3,124,855

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Current
Provision for doubtful accounts receivable	$985,786	$2,751,092
Expenses not deductible in current period	2,260,804	474,711
Total current deferred tax assets	3,246,590	3,225,803
Non-current
Amortization	41,891	79,151
Impairment of fixed assets	221,697	183,958
Total non-current deferred tax assets	263,588	263,109
Total deferred tax assets	3,510,178	3,488,912
Deferred tax liabilities
Current
Excess accrual of welfare	(63,783)	(63,382)
Other	–	(26,688)
Total current deferred tax liabilities	(63,783)	(90,070)
Non-current
Amortization	(7,193,047)	(948,322)
Depreciation	(431,962)	(128,771)
Step up of acquired assets	(7,059,548)	(13,495,399)
Total non-current deferred tax liabilities	(14,684,557)	(14,572,492)
Total deferred tax liabilities	(14,748,340)	(14,662,562)
Net deferred tax liabilities	$(11,238,162)	$(11,173,650)

The Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2012 and 2011 due to the cumulative tax net operating losses in the United States. As of March 31, 2012, the Company had net operating tax losses carried forward of approximately $44,000,000, $29,000,000 and $8,000,000 in the U.S., PRC, and Hong Kong, respectively. Those losses carried forward in the U.S. expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At March 31, 2012, the tax benefit of the loss carryforwards had not been recorded and therefore is not presented in the table above.

The Company’s PRC subsidiaries that are deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Three Months Ended March 31,
	2012	2011
Income (loss) per common share-basic	$(0.43)	$0.02
Effect of tax holiday	(0.00)	0.00
Pro forma income (loss) per common share-basic	$(0.43)	$0.02

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of March 31, 2012, the Company has recorded an accrued tax of $9,429,412 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

The Company has various open tax years between 2006 and 2011 in its significant operating jurisdictions.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

All of the Company’s operations are conducted in the PRC. At March 31, 2012, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $191 million and the Company held approximately $59.2 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

NOTE 17 – SUBSEQUENT EVENTS

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc., Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934 and liability pursuant to Section 20(a) thereunder. The complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants.

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

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011 filed by the Company with the Securities and Exchange Commission (“SEC”).

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

To mitigate the impact of the increasing cost and supply of the raw material needed for our products, we entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are major raw materials. We bear the cultivation cost for these raw materials, including leasing the land use rights. In return, we are entitled to purchase the raw material at a pre-determined discounted price. Through these supply contracts, we believe that we can stabilize the supply of our major raw materials in the long term and reduce the risk of increasing costs in future periods. Subsequent to March 31, 2012, in the fourth quarter of 2012, we recorded an impairment of approximately $8.5 million of our capitalized agricultural costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on January 7, 2013.

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

At March 31, 2012 and December 31, 2011, we provided a reserve of $16,461,940 and $16,354,873, respectively, against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at March 31, 2012 and December 31, 2011 was based on the aged nature of these accounts receivable. In making our judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2012 and December 31, 2011, we provided an allowance against inventories amounting to $595,014 and $624,516, respectively. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making our estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

The majority of our revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, we believe that we can apply the provisions of FASB ASC 605 with minimal subjectivity.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying Scope of Disclosures Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	Results		% of Revenue
	2012	2011	2012	2011

Statement of Operations Data:
Revenues	$25,745,276	$52,002,110	100%	100%
Cost of sales	18,063,454	26,926,200	70%	52%

GROSS PROFIT	7,681,822	25,075,910	30%	48%
Selling, general and administrative expenses	11,982,069	11,239,247	47%	22%
Advertising costs	6,156,353	3,821,148	24%	7%
Research and development costs	1,566,933	2,701,212	6%	5%
Depreciation and amortization	2,080,699	1,770,711	8%	3%
Provision for reserves and doubtful accounts	985,786	–	4%	–
(LOSS) INCOME FROM OPERATIONS	(15,090,018)	5,543,592	-59%	11%

Equity in losses from equity method investments	(191,450)	(521,984)	-1%	-1%
Interest expense, net	(1,743,270)	(1,513,585)	-7%	-3%
Other income (expenses), net	281,047	425,880	1%	1%
(LOSS) INCOME BEFORE INCOME TAX	(16,743,691)	3,933,903	-65%	8%
Provision for income taxes	443,068	3,124,855	2%	6%
NET (LOSS) INCOME	(17,186,759)	809,048	-67%	2%
Net losses attributable to non-controlling interest	29,834	3,006	0%	0%
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(17,156,925)	$812,054	-67%	2%

(LOSS) INCOME PER COMMON SHARE - basic and diluted	$(0.43)	$0.02

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$14,223,255	$38,961,981	$(24,738,726)	-63%
Revenue from nutraceutical products	1,925,252	9,785,800	(7,860,548)	-80%
Total manufacturing revenue	16,148,507	48,747,781	(32,599,274)	-67%
Distribution revenue	9,596,769	3,254,329	6,342,440	195%
Total revenues	$25,745,276	$52,002,110	$(26,256,834)	-50%

Revenue from our pharmaceutical products decreased from $38,961,981 for three months ended March 31, 2011 to $14,223,255 for the same period of 2012, or a 63% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 51% in 2011 to 43% in 2012, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially from 2011 to 2012.

Revenue in connection with our nutraceutical products decreased from $9,785,800 in 2011 to $1,925,252 in 2012, an 80% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue increased by $6,342,440 or 195%, to $9,596,769 for the three months ended March 31, 2012 from $3,254,329 for the same period of 2011, primarily as a result of the acquisition of Liaoning Baicao, which occurred at the end of 2011.

Cost of Sales and Gross Profit

Cost of sales was $18,063,454 in 2012, compared to $26,296,200 in 2011. Cost of sales by segments and product categories were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Pharmaceutical products	$8,079,845	$18,602,757	$(10,522,912)	-57%
Nutraceutical products	1,203,834	5,232,396	(4,028,562)	-77%
Total manufacturing cost	9,283,679	23,835,153	(14,551,474)	-61%
Distribution cost	8,779,775	3,091,047	5,688,728	184%
Total cost	$18,063,454	$26,926,200	$(8,862,746)	-33%

Cost of sales in the manufacturing segment remained consistent despite a decrease in revenues for this segment, as a result of decreasing profit margins resulting from the pricing pressures described above. Gross profit as a percentage of revenues for the manufacturing segment was 43% in 2012, down from 51% in 2011.

Cost of sales in the distribution segment increased proportionally to the increase in sales from 2011 to 2012, with gross profit as a percentage of revenues also increasing slightly from 5% to 9%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, increased from $11,239,247 in 2011 to $11,982,069 in 2012, representing a 7% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended March 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Promotional materials and fees	$1,255,985	$1,549,052	$(293,067)	-19%
Payroll	3,147,784	3,255,781	(107,997)	-3%
Shipping	449,768	915,329	(465,561)	-51%
Trips and traveling	1,136,317	984,402	151,915	15%
Professional fees	868,119	650,772	217,347	33%
Staff welfare and insurance	1,519,790	1,123,107	396,683	35%
Stock based compensation	664,135	812,267	(148,132)	-18%
Miscellaneous	2,940,171	1,948,537	991,634	51%
Total	$11,982,069	$11,239,247	$742,822	7%

The decrease in shipping costs was primarily due to the reduction in sales volume of our products.

The increase in staff welfare and insurance expenses was primarily due to the increase of our staff welfare and insurance coverage level as required by Chinese labor law.

The decrease in promotional fees resulted from fewer marketing and promotional activities carried out during the first quarter of 2012 as compared with the same period of 2011.

Increased professional fees resulted primarily from increased audit and consulting fees in 2012.

Stock based compensation decreased as a result of fewer directors receiving stock based compensation in 2012, as well the completion of amortization of previously-issued consultant shares and employee stock options.

Advertising Costs

Advertising costs increased by $2,335,205, or 61%, from $3,821,148 in 2011 to $6,156,353 in 2012, primarily as a result of more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace. Advertising costs as a percentage of revenue decreased from 7% for 2011 to 24% for 2012.

Research and Development Costs

Research and development costs decreased by $1,134,279 from $2,701,212 in 2011 to $1,566,933 in 2012, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 6% and 5% for 2012 and 2011, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $309,988, or 18%, in 2012 as compared to 2011. This was mainly due to a substantial increase in property and equipment in the final three quarters of 2011.

Provision for reserves and doubtful accounts

Provision for doubtful accounts increased from nil in 2011 to $985,786 in 2012, due to continued deterioration of our customers’ ability to continue to pay their outstanding invoices on a timely basis. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments decreased from $521,984 in 2011 to $191,450 in 2012. The decreased loss was mainly due to the recognition of lower losses by AXN in 2012.

Interest Expense, Net

Net interest expense was $1,743,270 in 2012, compared to net interest expense of $1,513,585 for 2011. The increase was mainly due to higher average balances of bank acceptance notes to vendors.

Income Tax

The Company’s effective tax rate for 2012 was 3%, compared to 77% in 2011.

The higher effective tax rate in 2011 was mainly due to an increase in valuation allowance change because some of the entities within the group made a relatively larger accounting loss for the three months ended March 31, 2011 compared to 2010, for which valuation allowance was fully provided. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax”.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at March 31, 2012 was $57,303,447, representing an increase of $4,675,519, or 9%, compared with our cash position of $52,627,928 at December 31, 2011. The increase was mainly attributable to the receipt of cash proceeds from the disposal of NuoHua affiliate in the amount of $16,495,493.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations, and we take into account such factors as interest income and foreign currency fluctuation.

Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2012, we recorded a loss from operations of $15,090,018 and utilized cash in operations of $21,579,250.  As of March 31, 2012, we had working capital of $4,530,421.  In addition, subsequent to March 31, 2013 we were in default of $49,161,000 of our convertible notes due July 15, 2015. On April 8, 2013, four of the holders of the Notes filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. We presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. No assurances can be given that we will be successful in obtaining additional financing in the future and any future financing that we may obtain may cause significant dilution to existing stockholders.

Historically, our main source of cash was through the sales of our products, common stock sales and debt financing.  However, due to the decrease in sales, our ability to meet contractual obligations and payables depends on our ability to implement cost reductions effectively and obtain additional financing. We believe that the ongoing economic challenges and uncertainties experienced in 2012 and the first quarter of 2013 will continue to negatively impact our business in the remainder 2013.  Thus, we expect that for 2013 we will continue to generate losses from operations, and our operating cash flows will not be sufficient to cover operating expense; therefore, we expect to continue to incur net losses

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions.   We believe we can utilize our properties and land use rights located in Beijing, China to secure such financing.  No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution to shareholders, in case or equity financing.

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

Furthermore, as of March 31, 2012, we had invested $25,831,222 in capitalized agricultural costs.  These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.  We expect that the cost required for these crops will be around $2.5 million per year.  We anticipate that the crops will benefit our operations in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We had a total of $119,563,983 in debt as of March 31, 2012, as compared to $116,440,026 as of December 31, 2011. The increase of $3,123,957 was mainly due to an increase in bank acceptance notes to vendors in the first quarter of 2012.

Cash Flow

Operating Activities

Cash flows used by operations during the three months ended March 31, 2012 amounted to $21,579,250, representing an increase in cash used of $43,131,359 compared with cash flows provided by operations of $21,603,383 for the three months ended March 31, 2011. The increase in net cash used by operating activities was primarily attributable to: (i) lower sales and resulting increased losses in 2012 as compared to 2011, and (ii) a large decrease in accounts receivable of $33.8 million in 2011, with a corresponding decrease of accounts receivable of only $0.6 million in 2012.

Investing Activities

Our net cash provided by investing activities amounted to $25,718,669 in the three months ended March 31, 2012, as compared to net cash used in investing activities of $5,803,394 in the three months ended March 31, 2011. The changes mainly included: (i) the collection of notes receivable in the first quarter of 2012 in the amount of $18,078,344, and (ii) cash inflow from the collection of a receivable for the sale of the NuoHua affiliate in the amount of $16,495,493 in the first quarter of 2012.

Financing Activities

Our net cash provided by financing activities was $173,264 in the three months ended March 31, 2012, compared to cash used in financing activities of $19,735 in the three months ended March 31, 2011. The difference is primarily due to (i) increases in restricted cash in 2012 resulting from an increased use of bank acceptance notes which require restricted cash deposits, and (ii) the repurchase of $1.3 million of treasury stock in 2012, offset by (iii) higher proceeds from bank loans by $2.6 million in 2012.

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

We recognized a foreign currency translation adjustment of $2.6 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3247 RMB to $1.00 USD as compared to 6.3647 RMB at December 31, 2011. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2012 and 2011 were 6.3201 RMB and 6.5910 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2011. For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report on Form 10-K.

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

Management is continuing its review of the Company’s internal control over financial reporting as it believes the following material weaknesses still exist: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process. However, the Company has taken steps described below to remediate these deficiencies.

In response to the material weaknesses identified below, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, commenced to implement the measures described below to address the material weaknesses. This remediation effort is both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. The material weaknesses identified by management are in the process of being remediated.

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

Remediation plans

In response to the material weaknesses identified above, management commenced to implement the measures described below to remediate the material weaknesses:

•	Management revised its policies and procedures relating to the identification of significant transactions that will impact its financial accounting and disclosures. This includes the establishment of a Disclosure Committee consisting of the Chief Executive Officer, Chief Financial Officer, other accounting and operational management as deemed necessary and the Audit Committee financial expert. The responsibility of the Disclosure Committee is to assist the Company’s financial reporting team in ensuring that the accounting consequences of the Company’s material transactions are captured and reflected in the Company’s financial statements in a timely and accurate manner.

•	Management established a reporting threshold for significant and material transactions to those who are responsible for oversight of the financial reporting, particularly to the Audit Committee.

•	Management established a threshold for significant and material transactions that would require approval from the board of directors.

•	Management designed controls to obtain internal certifications from operational management to ensure all important transactions, contracts and agreements have been appropriately disclosed to the Disclosure Committee.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes or new risks since our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 15, 2008, the Company issued $115,000,000 of its 5% senior convertible notes. The net proceeds from the sale of the convertible notes were $110,358,550. During the years ended December 31, 2012 and 2011, the Company repurchased a total of $59,339,000 and $6,500,000, respectively, in principal amount of the convertible notes for cash consideration of $18,478,888 and $3,160,004, respectively, leaving an aggregate of $49,161,000 in principal amount outstanding as of March 31, 2013.

The Company is in default of the Notes, which was caused by the delisting of the Company’s common stock by the NYSE as described in the Form 25NSE filed on April 16, 2012 by the NYSE; and by the non-payment of the interest due on July 15, 2012. On April 8, 2013, the Plaintiffs filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, which action was withdrawn and the present action interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. An adverse judgment related to this proceeding would have a material adverse effect on our liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a – 14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted
101.INS	XBRL Instance Document
101.SCH	Document, XBRL Taxonomy Extension
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition
101.DEF	Linkbase, XBRL Taxonomy Extension Labels
101.LAB	Linkbase, XBRL Taxonomy Extension
101.PRE	Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu

TONY LIU

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATED: August 2, 2013

/s/ Yanchun Li

YANCHUN LI

CHIEF FINANCIAL OFFICER

DATED: August 2, 2013

