Form 10-Q
period 2012-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-08-02
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$47,630,035	$52,627,928
Restricted cash	4,086,239	264,031
Accounts receivable, net of allowance for doubtful accounts of $17,582,516 and $16,354,873 as of June 30, 2012 and December 31, 2011, respectively	46,986,641	53,196,298
Bank acceptance notes from customers	4,780,485	27,848,917
Inventories, net of provision for slow-moving inventories of $322,226 and $624,516 as of June 30, 2012 and December 31, 2011, respectively	24,452,460	18,889,930
Advances to suppliers and prepaid expenses	18,862,185	16,535,191
Receivable for disposal of NuoHua Affiliate	–	18,153,754
Deferred tax assets	3,197,635	3,225,803
Other current assets	1,311,840	5,168,742
Total current assets	151,307,520	195,910,594

LONG-TERM ASSETS
Property, plant and equipment, net	176,366,854	170,534,450
Land use rights, net	157,270,277	157,928,152
Capitalized agricultural costs	25,851,659	22,333,937
Acquired intangible assets, net	10,090,466	10,728,658
Deposit for intangible assets	3,895,755	–
Investments in and advances to equity method investments	4,441,725	5,934,422
Deferred tax assets	263,796	263,109
Deferred financing costs	968,968	1,347,735
Total long-term assets	379,149,500	369,070,463
TOTAL ASSETS	$530,457,020	$564,981,057

See accompanying notes to the condensed consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$22,665,985	$22,085,545
Accrued expenses and other payables	17,176,057	21,201,533
Bank acceptance notes to vendors	7,561,991	502,912
Taxes payable	–	580,293
Accrued taxes	9,992,649	8,849,004
Convertible notes, in default	108,500,000	108,500,000
Short-term bank loans	6,804,120	6,756,014
Current portion of long-term bank loans	63,980	63,070
Deferred tax liabilities	63,833	90,070
Total current liabilities	172,828,615	168,628,441

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	586,753	618,030
Deferred tax liabilities	14,689,887	14,572,492
Total long-term liabilities	15,276,640	15,190,522
TOTAL LIABILITIES	188,105,255	183,818,963

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 38,472,938 and 39,476,274 shares issued as of June 30, 2012 and December 31, 2011, respectively; 38,248,356 and 39,251,692 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	77,021	78,952
Common stock to be issued (419,082 shares and 132,247 shares as of June 30, 2012 and December 31, 2011, respectively)	388,858	291,333
Additional paid-in capital	206,653,495	206,591,730
Retained earnings	94,866,631	137,810,753
Less: Treasury stock, at cost (224,582 shares as of June 30, 2012 and December 31, 2011)	(799,999)	(799,999)
Less: Prepaid forward repurchase contract	(29,998,616)	(29,998,616)
Accumulated other comprehensive income	71,710,497	67,723,161
Total American Oriental Bioengineering, Inc. Shareholders’ Equity	342,898,887	381,698,314
Non-controlling interests	(547,122)	(536,220)
TOTAL SHAREHOLDERS' EQUITY	342,351,765	381,162,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$530,457,020	$564,981,057

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$27,446,926	$54,051,796	$53,192,202	$106,053,906
Cost of sales	24,254,680	28,206,945	42,318,134	55,133,145
GROSS PROFIT	3,192,246	25,844,851	10,874,068	50,920,761

Selling, general and administrative expenses	12,060,135	11,258,098	24,042,204	22,497,345
Advertising costs	7,976,078	3,399,355	14,132,431	7,220,503
Research and development costs	1,729,301	3,125,276	3,296,234	5,826,488
Depreciation and amortization expenses	1,578,733	1,784,380	3,659,432	3,555,091
Provision for reserves and doubtful accounts	2,067,462	–	3,053,248	–
Total operating expenses	25,411,709	19,567,109	48,183,549	39,099,427

INCOME (LOSS) FROM OPERATIONS	(22,219,463)	6,277,742	(37,309,481)	11,821,334

Equity in losses from equity method investments	(1,297,597)	460,900	(1,489,047)	(61,084)
Gain on changes in ownership of unconsolidated entities	–	658,540	–	658,540
Interest expense, net	(1,808,010)	(1,534,112)	(3,551,280)	(3,047,697)
Other income (expense), net	67,702	11,887	348,749	437,767
INCOME (LOSS) BEFORE INCOME TAX	(25,257,368)	5,874,957	(42,001,059)	9,808,860
Provision for income taxes	510,897	3,169,813	953,965	6,294,668
NET INCOME (LOSS)	(25,768,265)	2,705,144	(42,955,024)	3,514,192
(Income) loss attributable to non-controlling interest	(18,932)	10,673	10,902	13,679
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC. COMMON SHAREHOLDERS	(25,787,197)	2,715,817	(42,944,122)	3,527,871

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,395,552	8,230,413	3,987,336	11,347,751

COMPREHENSIVE INCOME (LOSS)	$(24,391,645)	$10,946,230	$(38,956,786)	$14,875,622

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.66)	$0.07	$(1.09)	$0.09
Diluted	$(0.66)	$0.07	$(1.09)	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	39,310,889	37,337,568	39,393,125	37,394,317
Diluted	39,310,889	38,310,941	39,393,125	38,164,121

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42,955,024)	$3,514,192

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,922,899	6,187,334
Amortization of deferred financing costs	437,103	464,144
Loss on property, plant and equipment	1,707	9,314
Provision (recovery) for reserves and doubtful accounts	2,780,471	(147,903)
Deferred taxes	118,639	(197,610)
Stock-based consulting expenses	32,500	17,796
Stock-based compensation expenses	1,297,935	1,480,721
Independent director stock compensation	97,525	157,333
Equity in (earnings) losses from equity method investments	1,489,047	61,084
Gain on changes in ownership of unconsolidated entities	–	(658,540)
Changes in operating assets and liabilities:
Accounts receivable	4,897,830	19,158,493
Inventories	(5,301,147)	(11,873,125)
Advances to suppliers and prepaid expenses	(2,326,994)	(3,814,473)
Other current assets	1,951,304	118,747
Accounts payable	622,928	1,322,295
Accrued expenses and other payables	(4,135,928)	(4,390,734)
Taxes payable	(512,029)	1,312,983
Other liabilities	–	(2,176,508)
Accrued taxes	1,143,645	1,631,292
Net cash provided by (used in) operating activities	(34,437,589)	12,176,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,034,542)	(8,792,954)
Capitalized agricultural costs	(3,395,407)	–
Proceeds from payment of bank acceptance notes from customers	23,068,432	–
Cash proceeds from disposal of NuoHua affiliate	18,278,815	–
Deposit for long-term assets	(3,895,508)	(26,902,061)
Investments in and advances to equity investments	151	22,986
Proceeds from disposal of property, plant and equipment	–	228
Other	(870)	–
Net cash provided by (used in) investing activities	26,021,071	(35,671,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,822,208)	–
Proceeds from bank loans and bank acceptance notes to vendors	7,322,431	5,798,115
Repayment of bank loans and bank acceptance notes to vendors	(305,502)	(4,800,875)
Repurchase of common stock	(1,270,603)	(799,999)
Net cash provided by financing activities	1,924,118	197,241
Effect of exchange rate changes on cash and cash equivalents	1,494,507	3,759,731
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,997,893)	(19,537,994)
Cash and cash equivalents, beginning of the period	52,627,928	94,568,520
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$47,630,035	$75,030,526

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$3,050,773	$3,087,991
Cash paid for income taxes	235,864	2,839,910
Non-cash investing and financing activities:
Retirement of treasury shares	1,270,603	–

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Oriental Bioengineering, Inc. (“AOB” or “the Company”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China (the “PRC”).

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries as of and for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2012 and for all periods presented. Information as of December 31, 2011 has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on January 7, 2013.

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

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with U.S. generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the six months ended June 30, 2012, the Company recorded a loss from operations of $37,309,481 and utilized cash in operations of $34,437,589.  As of June 30, 2012, the Company had a working capital deficit of $21,521,095.  In addition, the Company was in default of its convertible notes (the “Notes”) due July 15, 2015 (see Note 12), which had a balance of $108,500,000 as of June 30, 2012 and $49,161,000 as of the date of this filing. On April 8, 2013, four of the holders of the Notes (the “Plaintiffs”) filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, which action was withdrawn and the present action interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013 (see Note 14). The Company presently does not have the ability to pay these Notes. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EPS Numerator:
Net income (loss), as adjusted	$(25,787,197)	$2,714,880	$(42,944,122)	$3,526,934

EPS Denominator:
Weighted average common shares outstanding - basic	39,310,889	37,337,568	39,393,125	37,394,317
Effect of common stock awards to be issued	–	973,373	–	769,804
Weighted average common shares outstanding - diluted	39,310,889	38,310,941	39,393,125	38,164,121

Earnings (loss) per share - Basic	$(0.66)	$0.07	$(1.09)	$0.09
Earnings (loss) per share - Diluted	$(0.66)	$0.07	$(1.09)	$0.09

As of June 30, 2012, common stock equivalents were composed of options convertible into 883,639 shares of the Company’s common stock and notes convertible into 13,428,218 shares of the Company’s common stock, which have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

NOTE 3 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract. As of June 30, 2012, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2012	2011
Accounts receivable	$64,569,157	$69,551,171
Allowance for doubtful accounts	(17,582,516)	(16,354,873)
Accounts receivable, net	$46,986,641	$53,196,298

Accounts receivable arise from sales to our customers and are generally due on terms ranging from 30 to 180 days beginning after the invoice date. The Company assessed distributors’ credit history, operation performance, financial position, and reputation among peers to assign credit terms. The Company’s management reviews credit terms and conditions of the account receivable balance for each distributor on a quarterly basis. The Company estimates that the remaining net receivables will be collected.

From time to time we receive bank acceptance notes that are payable to the Company from our customers, for goods we sell to those customers.  If the notes are not yet due and payable, we may exchange them at a bank in exchange for notes payable to our suppliers, and deliver those notes to our vendors.

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2012	2011
Raw materials	$6,780,523	$6,228,319
Work in process	3,791,975	3,652,867
Finished goods	14,202,188	9,633,260
Total inventories	24,774,686	19,514,446
Less: provision against slow-moving inventories	(322,226)	(624,516)
Inventories, net	$24,452,460	$18,889,930

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Capitalized agricultural costs are summarized as follows:

	June 30,	December 31,
	2012	2011
Growing crops	$13,369,623	$993,126
Payments for long-term crop contracts	–	17,012,586
Prepaid land leasing costs for long-term supply contracts and others	12,482,036	4,328,225
Capitalized agricultural costs	$25,851,659	$22,333,937

The Company has reflected capitalized agriculture costs for Millettia and Xanthoceras Sorbifolia Bge (“XSB”) as a long term asset as it does not expect to utilize these assets currently. These pre-harvest agricultural costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the six months ended June 30, 2012 and 2011, pre-harvest agricultural costs incurred during the period of $3,395,407 and nil, respectively, were capitalized.

NOTE 6 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	June 30,	December 31,
	2012	2011
Advances to suppliers	$14,679,242	$15,591,318
Prepaid expenses	4,182,943	943,873
Advances to suppliers and prepaid expenses	$18,862,185	$16,535,191

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Original cost:
Buildings	$144,269,955	$146,410,665
Machinery and equipment	26,948,344	25,851,084
Motor vehicles	2,110,819	2,105,105
Office equipment	3,256,550	3,162,305
Other equipment	5,662,648	1,812,266
Construction in progress	31,805,537	25,264,200
	214,053,853	204,605,625
Less: Accumulated depreciation	(37,686,999)	(34,071,175)
Property, plant and equipment, net	$176,366,854	$170,534,450

Depreciation expense for the six months ended June 30, 2012 and 2011 was $3,390,361 and $2,797,630, respectively. As of June 30, 2012 and December 31, 2011, the net book value of property, plant and equipment pledged as collateral for bank loans was $4,945,396 and $6,249,074, respectively (see Note 11). As of June 30, 2012, the Company had entered into capital commitments for $16,452,627 within one year and $6,804,120 after one year but within three years (see Note 14).

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 8 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30,	December 31,
	2012	2011
Cost of land use rights	$173,280,989	$172,055,852
Less: Accumulated amortization	(16,010,712)	(14,127,700)
Land use rights, net	$157,270,277	$157,928,152

Amortization expense for the six months ended June 30, 2012 and 2011 was $1,780,782 and $1,718,737, respectively.  As of June 30, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral was $20,911,383 and $21,020,381, respectively (see Note 11).

NOTE 9 – ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	June 30,	December 31,
	2012	2011
At cost:
Product licenses	$9,537,457	$9,470,024
Trademarks	6,700,182	6,652,810
Patents	3,407,477	3,383,385
Software	187,362	134,259
Liaoning Baicao pharmaceutical trade license	5,560,391	5,521,077
	25,392,869	25,161,555
Less: Accumulated amortization
Product licenses	(7,557,509)	(7,195,886)
Trademarks	(5,139,404)	(4,791,570)
Patents	(2,501,708)	(2,400,412)
Software	(103,782)	(45,029)
Liaoning Baicao pharmaceutical trade license	–	–
	(15,302,403)	(14,432,897)
Acquired intangible assets, net	$10,090,466	$10,728,658

Amortization expense for the six months ended June 30, 2012 and 2011 was $714,829 and $1,666,617, respectively.

The Company conducts impairment tests on a regular basis to determine if the carrying values of acquired intangible assets are in excess of the fair value, and that such assets are active, being used in production of products, or are intended to be utilized in future production. No impairment charges were recognized in the six months ended June 30, 2012 or 2011.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

At June 30, 2012, the Company owned a 33.7% equity interest in AXN and a 40% equity interest in Jinji. For the six months ended June 30, 2012, the changes in investments in and advances to equity method investments are summarized as follows:

	AXN	Jinji	Total
Balance, December 31, 2011	$5,751,495	$182,927	$5,934,422
Advances	19,800	(24,485)	(4,685)
Income (loss)	(1,489,839)	792	(1,489,047)
Foreign currency translations	–	1,035	1,035
Balance, June 30, 2012	$4,281,456	$160,269	$4,441,725

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 11 – DEBT

At June 30, 2012 and December 31, 2011, bank acceptance notes to vendors were $7,561,991 and $502,912, respectively and due at various dates from August 2012 to December 2012. These short-term notes payable are lines of credit extended by the banks, which in turn issue to the Company a bank acceptance note that can be endorsed and assigned to vendors as payments for purchases. The short-term notes payable are generally payable within three to six months, and guaranteed by the bank. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the total note value. In addition, the banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. At June 30, 2012 and December 31, 2011, restricted cash as a guarantee for the notes payable amounted to $4,086,239 and $264,031, respectively.

At June 30, 2012 and December 31, 2011, short-term loans obtained from local banks were $6,804,120 and $6,756,014, respectively. The short-term loans payable are due on various dates through June 17, 2013, with interest ranging from 6.31% to 6.56% per annum, and secured by property, plant and equipment and land use rights owned by the Company. At June 30, 2012 and December 31, 2011, the short-term loans are secured by property, plant and equipment owned by the Company of $4,945,396 and $6,249,074, respectively, and land use rights owned by the Company of $20,911,383 and $21,020,381, respectively.

At June 30, 2012 and December 31, 2011, the Company had an outstanding long-term bank loan of $586,753 and $618,030, respectively. The long-term bank loan bears interest at 2.50% per annum, is due December 31, 2021, and is secured by property, plant, and equipment with a net book value of $1,255,164 at June 30, 2012.

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

The effective interest rate of the Notes for the six months ended June 30, 2012 and 2011 was 5.94%. Interest cost recognized for the six months ended June 30, 2012 and 2011 was $2,712,500 and $2,875,000, respectively.

Note issuance costs incurred by the Company were deferred and are recognized using the effective interest rate method over the term of the Notes. As of June 30, 2012 and December 31, 2011, the unamortized portion of the deferred financing fees was $910,632 and $1,347,735, respectively.

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Awards

During the six months ended June 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $709,555 and $531,445, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to employees in prior periods. The total fair value of the stock awards granted to employees at the respective grant dates was $5,665,538, of which the unrecognized portion of $3,012,482 at June 30, 2012 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 2.9 years.

During the six months ended June 30, 2012 and 2011, the Company recorded research and development costs of $32,500 and $17,796, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to consultants in prior periods. The unamortized value of $1,250 as of June 30, 2012 will be fully amortized in the third fiscal quarter of 2012.

During the six months ended June 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $97,525 and $157,333, respectively of earned director share-based compensation. Independent directors earned common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Common Stock to be issued” on the accompanying condensed consolidated financial statements. During the six months ended June 30, 2012 and 2011, the Company did not issue any shares of common stock related to the director awards.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Stock options

The Company calculates the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model. During the six months ended June 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $588,380 and $949,276, respectively, of stock based compensation based on the vesting of options granted to employees in prior periods. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $894,007 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.7 years as of June 30, 2012.

The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	883,639	15.70
Granted	–	–
Exercised/ Cancelled/Forfeited	–	–
Outstanding as of June 30, 2012	883,639	$15.70

Vested and expected to vest as of June 30, 2012	883,639

The following table summarizes information about stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 - 21.48	416,350	$20.04	4.92	389,080	$20.04
$9.90 - 16.70	323,040	$13.53	6.07	228,402	$13.53
$8.02	144,249	$8.02	6.54	86,549	$8.02
	883,639			704,031

Options granted have no intrinsic value at the grant date and at the date of these financial statements as the exercise price of all vested and unvested options was greater than the market price of the Company’s Common Stock.

The weighted average value per share of the 883,639 options issued under the Company’s 2006 Plan is $10.41 per share.

Treasury Stock

During the six months ended June 30, 2012, the Company repurchased 1,003,336 shares of its common stock at a total cost of $1,270,603 that were retired in June 2012.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2012, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $16,452,627 within one year and $6,804,120 after one year but within three years. In addition, the Company had research and development commitments of $6,644,619, all within one year, and purchase commitments for Millettia of $2,348,716 within one year and $4,445,334 after one year but within three years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (See Note 5). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At June 30, 2012, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Legal proceedings

As of June 30, 2012 and December 31, 2011, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at June 30, 2012 and December 31, 2011, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

See Note 17 for a description of additional legal proceedings against the Company initiated subsequent to June 30, 2012.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 15 – SEGMENT REPORTING

For the three months ended June 30, 2012 and 2011, the Company’s segments were as follows:

	Three Months Ended June 30,
	2012	2011
Manufacturing Segment
Revenue from pharmaceutical products	$15,887,829	$40,731,379
Revenue from nutraceutical products	1,285,884	9,549,718
Total manufacturing revenue	17,173,713	50,281,097
Cost of sales	14,668,068	24,551,570
Depreciation and amortization expense	1,064,123	1,316,189
Selling, general and administrative expenses, research and development costs and advertising costs	17,935,432	14,108,181
Provision for reserves and doubtful accounts-manufacturing segment	1,315,842	–
Operating (loss) income of manufacturing segment	(17,793,664)	7,892,526
Distribution Segment
Distribution revenue	10,273,213	3,770,699
Cost of sales	9,586,612	3,655,375
Depreciation and amortization expense-distribution segment	47,911	(25,147)
Provision for reserves and doubtful accounts-distribution segment	713,150	–
Operating (loss) income of distribution segment	(777,573)	769,372

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Net (loss) income for reportable segments	(18,571,237)	8,661,898
Net loss for non segment subsidiaries	(7,215,960)	(5,947,018)
Consolidated Net (Loss) Income Attributable to Controlling Interest	$(25,787,197)	$2,714,880

For the six months ended June 30, 2012 and 2011, the Company’s segments were as follows:

	Six Months Ended June 30,
	2012	2011
Manufacturing Segment
Revenue from pharmaceutical products	$30,111,084	$79,693,360
Revenue from nutraceutical products	3,211,136	19,335,518
Total manufacturing revenue	33,322,220	99,028,878
Cost of sales	23,951,747	48,386,723
Depreciation and amortization expense	2,626,337	2,625,860
Selling, general and administrative expenses, research and development costs and advertising costs	34,148,569	30,031,860
Provision for reserves and doubtful accounts-manufacturing segment	1,981,978	–
Operating (loss) income of manufacturing segment	(29,370,323)	14,897,241
Distribution Segment
Distribution revenue	19,869,982	7,025,028
Cost of sales	18,366,387	6,746,422
Depreciation and amortization expense-distribution segment	97,252	50,019
Provision for reserves and doubtful accounts-distribution segment	713,150	–
Operating (loss) income of distribution segment	(835,755)	835,288

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Net (loss) income for reportable segments	(30,206,078)	15,732,529
Net loss for non segment subsidiaries	(12,738,044)	(12,205,595)
Consolidated Net (Loss) Income Attributable to Controlling Interest	$(42,944,122)	$3,526,934

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

As of June 30, 2012 and December 31, 2011, total assets of the manufacturing and distribution segments are as follows:

	June 30,	December 31,
	2012	2011
Manufacturing	$322,780,973	$396,854,361
Distribution	19,874,358	51,672,762
Corporate	187,801,689	116,453,934
Total assets	$530,457,020	$564,981,057

NOTE 16 – INCOME TAX

The provisions for income taxes for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,
	2012	2011
Current tax provision-PRC	$835,326	$6,492,278
Deferred taxes-PRC	118,639	(197,610)
Total provision for income taxes	$953,965	$6,294,668

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses was as follows:

	Six Months Ended June 30,
	2012	2011
Income tax provision (benefit) at PRC statutory tax rate of 25%	$(10,500,265)	$2,451,981
Preferential PRC tax rate of 10%	2,923,955	205,349
Effect of different tax rates on non-PRC operations	1,434,595	984,932
Non-recognition of income tax benefit for current year losses	4,315,479	1,480,818
Provision for taxes on deemed interest income	752,374	946,212
Non-deductible expenses in current year	956,016	–
Other permanent differences	1,071,811	225,376
Total provision for income taxes	$953,965	$6,294,668

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Current
Provision for doubtful accounts receivable	$2,632,028	$2,751,092
Expenses deductible in current period	565,607	474,711
Total current deferred tax assets	3,197,635	3,225,803
Non-current
Amortization	41,924	79,151
Impairment of fixed assets	221,872	183,958
Total non-current deferred tax assets	263,796	263,109
Total deferred tax assets	3,461,431	3,488,912
Deferred tax liabilities
Current
Excess accrual of welfare	(63,833)	(63,382)
Other	–	(26,688)
Total current deferred tax liabilities	(63,833)	(90,070)
Non-current
Amortization	(7,082,928)	(948,322)
Depreciation	(682,885)	(128,771)
Step up of acquired assets	(6,924,074)	(13,495,399)
Total non-current deferred tax liabilities	(14,689,887)	(14,572,492)
Total deferred tax liabilities	(14,753,720)	(14,662,562)
Net deferred tax liabilities	$(11,292,289)	$(11,173,650)

The Company has not recorded a provision for U.S. federal income tax for the six months ended June 30, 2012 and 2011 due to the cumulative tax net operating losses in the United States. As of June 30, 2012, the Company had net operating tax losses carried forward of approximately $49,000,000, $43,000,000 and $8,000,000 in the U.S., PRC, and Hong Kong, respectively. Those losses carried forward in the U.S. expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At June 30, 2012, the tax benefit of the loss carryforwards had not been recorded and therefore is not presented in the table above.

The Company’s PRC subsidiaries that are deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Six Months Ended June 30,
	2012	2011
Income (loss) per common share-basic	$(1.09)	$0.09
Effect of tax holiday	0.00	0.00
Pro forma income (loss) per common share-basic	$(1.09)	$0.09

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of June 30, 2012, the Company has recorded an accrued tax of $9,992,649 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

The Company has various open tax years between 2007 and 2012 in its significant operating jurisdictions.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

All of the Company’s operations are conducted in the PRC. At June 30, 2012, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $167 million and the Company held approximately $52 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

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

To mitigate the impact of the increasing cost and supply of the raw material needed for our products, we entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are major raw materials. We bear the cultivation cost for these raw materials, including leasing the land use rights. In return, we are entitled to purchase the raw material at a pre-determined discounted price. Through these supply contracts, we believe that we can stabilize the supply of our major raw materials in the long term and reduce the risk of increasing costs in future periods. Subsequent to June 30, 2012, in the fourth quarter of 2012, we recorded an impairment of approximately $8.5 million of our capitalized agricultural costs.

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

At June 30, 2012 and December 31, 2011, we provided a reserve of $17,582,516 and $16,354,873, respectively, against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at June 30, 2012 and December 31, 2011 was based on the aged nature of these accounts receivable. In making our judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2012 and December 31, 2011, we provided an allowance against inventories amounting to $322,226 and $624,516, respectively. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making our estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	Results		% of Revenue
	2012	2011	2012	2011

Statement of Operations Data:
Revenues	$27,446,926	$54,051,796	100%	100%
Cost of sales	24,254,680	28,206,945	88%	52%

GROSS PROFIT	3,192,246	25,844,851	12%	48%
Selling, general and administrative expenses	12,060,135	11,258,098	44%	21%
Advertising costs	7,976,078	3,399,355	29%	6%
Research and development costs	1,729,301	3,125,276	6%	6%
Depreciation and amortization	1,578,733	1,784,380	6%	3%
Provision for reserves and doubtful accounts	2,067,462	–	8%	0%
(LOSS) INCOME FROM OPERATIONS	(22,219,463)	6,277,742	-81%	12%

Equity in earnings (losses) from equity method investments	(1,297,597)	460,900	-5%	1%
Gain on changes in ownership of unconsolidated entities	–	658,540	0%	1%
Interest expense, net	(1,808,010)	(1,535,049)	-7%	-3%
Other income (expenses), net	67,702	11,887	0%	0%
(LOSS) INCOME BEFORE INCOME TAX	(25,257,368)	5,874,020	-92%	11%
Provision for income taxes	510,897	3,169,813	2%	6%
NET (LOSS) INCOME	(25,768,265)	2,704,207	-94%	5%
Net loss (income) attributable to non-controlling interest	(18,932)	10,673	0%	0%
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(25,787,197)	$2,714,880	-94%	5%

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.66)	$0.07
Diluted	(0.66)	0.07

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$15,887,829	$40,731,379	$(24,843,550)	-61%
Revenue from nutraceutical products	1,285,884	9,549,718	(8,263,834)	-87%
Total manufacturing revenue	17,173,713	50,281,097	(33,107,384)	-66%
Distribution revenue	10,273,213	3,770,699	6,502,514	172%
Total revenues	$27,446,926	$54,051,796	$(26,604,870)	-49%

Revenue from our pharmaceutical products decreased from $40,731,379 for three months ended June 30, 2011 to $15,887,829 for the same period of 2012, or a 61% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 51% in 2011 to 15% in 2012, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially from 2011 to 2012.

Revenue in connection with our nutraceutical products decreased from $9,549,718 in 2011 to $1,285,884 in 2012, an 87% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue increased by $6,502,514 or 172%, to $10,273,213 for the three months ended June 30, 2012 from $3,770,699 for the same period of 2011, primarily as a result of the acquisition of Liaoning Baicao, which occurred at the end of 2011.

Cost of Sales and Gross Profit

Cost of sales was $24,254,680 for the three months ended June 30, 2012, compared to $28,206,945 for the three months ended June 30, 2011. Cost of sales by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Pharmaceutical products	$12,973,803	$19,367,436	$(6,393,633)	-33%
Nutraceutical products	1,694,265	5,184,134	(3,489,869)	-67%
Total manufacturing cost	14,668,068	24,551,570	(9,883,502)	-40%
Distribution cost	9,586,612	3,655,375	5,931,237	162%
Total cost	$24,254,680	$28,206,945	$(3,952,265)	-14%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment,. Gross profit as a percentage of revenues for the manufacturing segment was 7% in 2012, down from 51% in 2011.

Cost of sales in the distribution segment increased proportionally to the increase in sales from 2011 to 2012, with gross profit as a percentage of revenues also increasing from 3% to 7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $11,258,098 in the three months ended June 30, 2011 to $12,060,135 in the three months ended June 30, 2012, representing a 7% increase. The details of our sales and marketing expenses were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Promotional materials and fees	$1,194,219	$2,024,554	$(830,335)	-41%
Payroll	3,308,956	3,017,104	291,852	10%
Shipping	445,855	921,256	(475,401)	-52%
Trips and traveling	1,425,902	1,024,292	401,610	39%
Professional fees	1,331,863	664,305	667,558	100%
Staff welfare and insurance	1,323,151	710,820	612,331	86%
Stock based compensation	696,323	851,005	(154,682)	-18%
Miscellaneous	2,333,866	2,044,762	289,104	14%
Total	$12,060,135	$11,258,098	$802,037	7%

The decrease in promotional fees resulted from fewer marketing and promotional activities carried out during the second quarter of 2012 as compared with the same period of 2011.

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

Advertising Costs

Advertising costs increased by $4,576,723, or 135%, from $3,399,355 in the three months ended June 30, 2011 to $7,976,078 in the three months ended June 30, 2012, primarily as a result of more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace. Advertising costs as a percentage of revenue increased from 6% in 2011 to 29% in 2012.

Research and Development Costs

Research and development costs decreased by $1,395,975 from $3,125,276 in the three months ended June 30, 2011 to $1,729,301 in the three months ended June 30, 2012, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 6% and 6% in 2012 and 2011, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses decreased by $205,647, or 12%, in the three months ended June 30, 2012 as compared to the same period of 2011. This was mainly due to an impairment charge related to acquired intangible assets that was recognized in the fourth quarter of 2011, resulting in lower amortization in 2012.

Provision for reserves and doubtful accounts

Provision for doubtful accounts increased from nil in the three months ended June 30, 2011 to $2,067,462 in the three months ended June 30, 2012, due to continued deterioration of our customers’ ability to continue to pay their outstanding invoices on a timely basis. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments decreased from income of $460,900 in the three months ended June 30, 2011 to a loss of $1,297,597 in the three months ended June 30, 2012. The increased loss was mainly due to a substantial loss realized by AXN in the three months ended June 30, 2012.

Interest Expense, Net

Net interest expense was $1,808,010 in the three months ended June 30, 2012, compared to net interest expense of $1,535,049 for the three months ended June 30, 2011. The increase was mainly due to higher average balances of bank acceptance notes to vendors.

Income Tax

The Company’s effective tax rate for the three months ended June 30, 2012 was 2%, compared to 47% in the three months ended June 30, 2011. The higher effective tax rate in 2011 was mainly due to an increase in valuation allowance change because some of the entities within the group realized a relatively larger accounting loss for 2011 compared to 2010, for which a valuation allowance was fully provided. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	Results		% of Revenue
	2012	2011	2012	2011

Statement of Operations Data:
Revenues	$53,192,202	$106,053,906	100%	100%
Cost of sales	42,318,134	55,133,145	80%	52%

GROSS PROFIT	10,874,068	50,920,761	20%	48%
Selling, general and administrative expenses	24,042,204	22,497,345	45%	21%
Advertising costs	14,132,431	7,220,503	27%	7%
Research and development costs	3,296,234	5,826,488	6%	5%
Depreciation and amortization	3,659,432	3,555,091	7%	3%
Provision for reserves and doubtful accounts	3,053,248	–	6%	–
(LOSS) INCOME FROM OPERATIONS	(37,309,481)	11,821,334	-70%	11%

Equity in losses from equity method investments	(1,489,047)	(61,084)	-3%	0%
Gain on changes in ownership of unconsolidated entities	–	658,540	0%	1%
Interest expense, net	(3,551,280)	(3,048,634)	-7%	-3%
Other income (expenses), net	348,749	437,767	1%	0%
(LOSS) INCOME BEFORE INCOME TAX	(42,001,059)	9,807,923	-79%	9%
Provision for income taxes	953,965	6,294,668	2%	6%
NET (LOSS) INCOME	(42,955,024)	3,513,255	-81%	3%
Net loss attributable to non-controlling interest	10,902	13,679	0%	0%
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(42,944,122)	$3,526,934	-81%	3%

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(1.09)	$0.09
Diluted	(1.09)	0.09

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$30,111,084	$79,693,360	$(49,582,276)	-62%
Revenue from nutraceutical products	3,211,136	19,335,518	(16,124,382)	-83%
Total manufacturing revenue	33,322,220	99,028,878	(65,706,658)	-66%
Distribution revenue	19,869,982	7,025,028	12,844,954	183%
Total revenues	$53,192,202	$106,053,906	$(52,861,704)	-50%

Revenue from our pharmaceutical products decreased from $79,693,360 for the six months ended June 30, 2011 to $30,111,084 for the same period of 2012, or a 62% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 51% in 2011 to 28% in 2012, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially from 2011 to 2012.

Revenue in connection with our nutraceutical products decreased from $19,335,518 in the six months ended June 30, 2011 to $3,211,136 in the six months ended June 30, 2012, an 83% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue increased by $12,844,954 or 183%, to $19,869,982 for the six months ended June 30, 2012 from $7,025,028 for the same period of 2011, primarily as a result of the acquisition of Liaoning Baicao, which occurred at the end of 2011.

Cost of Sales and Gross Profit

Cost of sales was $42,318,134 in the six months ended June 30, 2012, compared to $55,133,145 in the six months ended June 30, 2011. Cost of sales by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Pharmaceutical products	$21,053,648	$37,970,193	$(16,916,545)	-45%
Nutraceutical products	2,898,099	10,416,530	(7,518,431)	-72%
Total manufacturing cost	23,951,747	48,386,723	(24,434,976)	-50%
Distribution cost	18,366,387	6,746,422	11,619,965	172%
Total cost	$42,318,134	$55,133,145	$(12,815,011)	-23%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment,. Gross profit as a percentage of revenues for the manufacturing segment was 28% in 2012, down from 51% in 2011.

Cost of sales in the distribution segment increased proportionally to the increase in sales from 2011 to 2012, with gross profit as a percentage of revenues also increasing from 3% to 7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $22,497,345 in the six months ended June 30, 2011 to $24,042,204 in the six months ended June 30, 2012, representing a 7% increase. The details of our sales and marketing expenses were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Promotional materials and fees	$2,450,204	$3,573,606	$(1,123,402)	-31%
Payroll	6,456,740	6,272,885	183,855	3%
Shipping	895,623	1,836,585	(940,962)	-51%
Trips and traveling	2,562,219	2,008,694	553,525	28%
Professional fees	2,199,982	1,315,077	884,905	67%
Staff welfare and insurance	2,842,941	1,833,927	1,009,014	55%
Stock based compensation	1,360,458	1,663,272	(302,814)	-18%
Miscellaneous	5,274,037	3,993,299	1,280,738	32%
Total	$24,042,204	$22,497,345	$1,544,859	7%

The decrease in promotional fees resulted from fewer marketing and promotional activities carried out during the first half of 2012 as compared with the same period of 2011.

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

Advertising Costs

Advertising costs increased by $6,911,928, or 96%, from $7,220,503 in the six months ended June 30, 2011 to $14,132,431 in the six months ended June 30, 2012, primarily as a result of more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace. Advertising costs as a percentage of revenue increased from 7% for 2011 to 27% for 2012.

Research and Development Costs

Research and development costs decreased by $2,530,254 from $5,826,488 in the six months ended June 30, 2011 to $3,296,234 in the six months ended June 30, 2012, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 6% and 5% for 2012 and 2011, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $104,341, or 3%, in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This was mainly due to an increase in property and equipment in the final three quarters of 2011, offset by an impairment charge related to acquired intangible assets that was recognized in the fourth quarter of 2011, resulting in lower amortization in 2012.

Provision for reserves and doubtful accounts

Provision for doubtful accounts increased from nil in the six months ended June 30, 2011 to $3,053,248 in the six months ended June 30, 2012, due to continued deterioration of our customers’ ability to continue to pay their outstanding invoices on a timely basis. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments decreased from $61,084 in the six months ended June 30, 2011 to a loss of $1,489,047 in the six months ended June 30, 2012. The increased loss was mainly due to a substantial loss realized by AXN in the six months ended June 30, 2012.

Interest Expense, Net

Net interest expense was $3,551,280 in the six months ended June 30, 2012, compared to net interest expense of $3,032,395 for the six months ended June 30, 2011. The increase was mainly due to higher average balances of bank acceptance notes to vendors.

Income Tax

The Company’s effective tax rate for the six months ended June 30, 2012 was 2%, compared to 58% in the six months ended June 30, 2011. The higher effective tax rate in 2011 was mainly due to an increase in valuation allowance change because some of the entities within the group realized a relatively larger accounting loss for 2011 compared to 2010, for which a valuation allowance was fully provided. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at June 30, 2012 was $47,630,035, representing a decrease of $4,997,893, or 9%, compared with our cash position of $52,627,928 at December 31, 2011. The decrease was mainly attributable to net cash used in operations of $34.4 million in the six months ended June 30, 2012, due in large part to our lower sales and larger operating losses.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations, and we take into account such factors as interest income and foreign currency fluctuation.

Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2012, we recorded a loss from operations of $37,309,481 and utilized cash in operations of $34,437,589.  As of June 30, 2012, we had a working capital deficit of $21,521,095.  In addition, subsequent to June 30, 2012 we were in default of $49,161,000 of our convertible notes due July 15, 2015. On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. We presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. No assurances can be given that we will be successful in obtaining additional financing in the future and any future financing that we may obtain may cause significant dilution to existing stockholders.

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

Furthermore, as of June 30, 2012, we had invested in capitalized agricultural cost for $25,831,222.  These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.  We expect that the cost required for these crops will be around $2.5 million per year.  We anticipate that the crops will benefit our operations in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We had a total of $123,516,844 in debt as of June 30, 2012, as compared to $116,440,026 as of December 31, 2011. The increase of $7,076,818 was mainly due to an increase in bank acceptance notes to vendors in the first half of 2012.

Cash Flow

Operating Activities

Cash flows used by operations during the six months ended June 30, 2012 amounted to $34,437,589, representing an increase in cash used of $46,615,871 compared with cash flows provided by operations of $12,176,835 for six months ended June 30, 2011. The increase in net cash used by operating activities was primarily attributable to: (i) lower sales and resulting increased losses in 2012 as compared to 2011, and (ii) a large decrease in accounts receivable of $19,158,493 in 2011, with a corresponding decrease of accounts receivable of only $4,982,013 in 2012.

Investing Activities

Our net cash provided by investing activities amounted to $26,021,071 in the six months ended June 30, 2012, as compared to net cash used in investing activities of $35,671,801 in the six months ended June 30, 2011. The changes mainly included: (i) the collection of notes receivable in the first half of 2012 in the amount of $23,068,432, (ii) cash inflow from the collection of receivable for the sale of the NuoHua affiliate in the amount of $18,278,815 in 2012, and (iii) deposits made against long term assets in the amount of $26,902,061 in 2011.

Financing Activities

Our net cash provided by financing activities was $1,924,118 in the six months ended June 30, 2012, compared to cash provided by financing activities of $197,241 in the six months ended June 30, 2011. The difference is primarily due to (i) increases in restricted cash in 2012 resulting from an increased use of bank acceptance notes which require restricted cash deposits, and (ii) proceeds from bank loans (net of repayments) of $7,016,929 in 2012 as compared to $997,240 in 2011.

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

We recognized a foreign currency translation adjustment of $4.0 million and $11.4 million for the six months ended June 30, 2012 and 2011, respectively. The balance sheet amounts with the exception of equity at June 30, 2012 were translated at 6.3197 RMB to $1.00 USD as compared to 6.3647 RMB at December 31, 2011. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2012 and 2011 were 6.3309 RMB and 6.5379 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2012 and December 31, 2011, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at June 30, 2012 and December 31, 2011, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 15, 2008 the Company issued $115,000,000 of its 5% senior convertible notes. The net proceeds from the sale of the convertible notes were $110,358,550. During the years ended December 31, 2012 and 2011, the Company repurchased a total of $59,339,000 and $6,500,000, respectively, in principal amount of the convertible notes for cash consideration of $18,478,888 and $3,160,004, respectively, leaving an aggregate of $49,161,000 in principal amount outstanding as of June 30, 2013.

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

