Form 10-Q
period 2012-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-08-02
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$26,432,161	$52,627,928
Restricted cash	7,045,083	264,031
Accounts receivable, net of allowance for doubtful accounts of $17,873,220 and $16,354,873 as of September 30, 2012 and December 31, 2011, respectively	42,342,354	53,196,298
Bank acceptance notes from customers	3,570,033	27,848,917
Inventories, net of provision for slow-moving inventories of $317,290 and $624,516 as of September 30, 2012 and December 31, 2011, respectively	27,533,816	18,889,930
Advances to suppliers and prepaid expenses	14,274,929	16,535,191
Receivable for disposal of NuoHua Affiliate	–	18,153,754
Deferred tax assets	3,192,688	3,225,803
Other current assets	935,790	5,168,742
Total current assets	125,326,854	195,910,594

LONG-TERM ASSETS
Property, plant and equipment, net	175,595,692	170,534,450
Land use rights, net	156,026,020	157,928,152
Capitalized agricultural costs	25,900,652	22,333,937
Acquired intangible assets, net	13,516,978	10,728,658
Investments in and advances to equity method investments	4,161,515	5,934,422
Deferred tax assets	263,201	263,109
Deferred financing costs	370,130	1,347,735
Total long-term assets	375,834,188	369,070,463
TOTAL ASSETS	$501,161,042	$564,981,057

See accompanying notes to the condensed consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$24,005,147	$22,085,545
Accrued expenses and other payables	23,110,078	21,201,533
Bank acceptance notes to vendors	10,629,172	502,912
Taxes payable	72,433	580,293
Accrued taxes	10,562,815	8,849,004
Convertible notes, in default	49,161,000	108,500,000
Short-term bank loans	6,788,759	6,756,014
Current portion of long-term bank loans	64,395	63,070
Deferred tax liabilities	63,689	90,070
Total current liabilities	124,457,488	168,628,441

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	570,733	618,030
Deferred tax liabilities	14,630,285	14,572,492
Total long-term liabilities	15,201,018	15,190,522
TOTAL LIABILITIES	139,658,506	183,818,963

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 36,616,588 and 39,476,274 shares issued as of September 30, 2012 and December 31, 2011, respectively; 36,392,006 and 39,251,692 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	73,308	78,952
Common stock to be issued (529,377 shares and 132,247 shares as of September 30, 2012 and December 31, 2011, respectively)	426,358	291,333
Additional paid-in capital	177,308,810	206,591,730
Retained earnings	113,984,082	137,810,753
Less: Treasury stock, at cost (224,582 shares as of September 30, 2012 and December 31, 2011)	(799,999)	(799,999)
Less: Prepaid forward repurchase contract	–	(29,998,616)
Accumulated other comprehensive income	71,040,779	67,723,161
Total American Oriental Bioengineering, Inc. Shareholders’ Equity	362,034,338	381,698,314
Non-controlling interests	(531,802)	(536,220)
TOTAL SHAREHOLDERS' EQUITY	361,502,536	381,162,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	501,161,042	564,981,057

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$29,493,459	$53,934,602	$82,685,661	$159,988,508
Cost of sales	23,037,097	28,730,424	65,355,231	83,863,569
GROSS PROFIT	6,456,362	25,204,178	17,330,430	76,124,939

Selling, general and administrative expenses	12,005,502	12,080,424	36,047,706	34,577,769
Advertising costs	9,385,016	2,964,877	23,517,447	10,185,380
Research and development costs	1,681,649	2,825,967	4,977,883	8,652,455
Depreciation and amortization expenses	1,803,167	1,804,888	5,462,599	5,359,979
Provision for reserves and doubtful accounts	777,947	–	3,831,195	–
Total operating expenses	25,653,281	19,676,156	73,836,830	58,775,583

INCOME (LOSS) FROM OPERATIONS	(19,196,919)	5,528,022	(56,506,400)	17,349,356

Gain on extinguishment of convertible notes	40,413,555	2,666,829	40,413,555	2,666,829
Equity in losses from equity method investments	(267,470)	(796,727)	(1,756,517)	(857,811)
Gain on changes in ownership of unconsolidated entities	–	–	–	658,540
Interest expense, net	(1,423,839)	(1,802,954)	(4,975,119)	(4,850,651)
Other income (expense), net	94,724	(116,196)	443,473	321,571
INCOME (LOSS) BEFORE INCOME TAX	19,620,051	5,478,974	(22,381,008)	15,287,834
Provision for income taxes	487,280	(2,203,013)	1,441,245	4,091,655
NET INCOME (LOSS)	19,132,771	7,681,987	(23,822,253)	11,196,179
Income attributable to non-controlling interest	(15,320)	(28,446)	(4,418)	(14,767)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	19,117,451	7,653,541	(23,826,671)	11,181,412

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(669,718)	5,020,779	3,317,618	16,368,530

COMPREHENSIVE INCOME (LOSS)	$18,447,733	$12,674,320	$(20,509,053)	$27,549,942

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.51	$0.20	$(0.62)	$0.30
Diluted	0.50	0.20	(0.62)	0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,403,519	37,422,928	38,722,635	37,400,560
Diluted	38,287,158	38,262,002	38,722,635	38,153,522

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,822,253)	$11,196,179

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,955,563	9,288,606
Amortization of deferred financing costs	591,871	695,510
Loss on property, plant and equipment	(6,424)	9,712
Provision for reserves and doubtful accounts	3,552,655	(79,935)
Deferred taxes	64,435	(1,712,491)
Stock-based consulting expenses	33,750	64,813
Stock-based compensation expenses	1,946,902	2,258,850
Independent director stock compensation	135,025	224,333
Equity in losses from equity method investments	1,756,517	857,811
Gain on changes in ownership of unconsolidated entities	–	(658,540)
Gain on extinguishment of convertible notes	(40,413,555)	(2,666,829)
Changes in operating assets and liabilities:
Accounts receivable	9,251,412	16,554,608
Inventories	(8,376,013)	(11,521,442)
Advances to suppliers and prepaid expenses	2,260,262	(5,326,505)
Other current assets	1,879,237	1,562,285
Accounts payable	1,978,576	3,622,793
Accrued expenses and other payables	1,798,093	(3,853,121)
Taxes payable	(439,596)	(391,416)
Other liabilities	–	662,070
Accrued taxes	1,713,811	–
Net cash provided by (used in) operating activities	(37,139, 732)	20,787,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,347,876)	(9,328,768)
Capitalized agricultural costs	(3,502,810)	–
Proceeds from payment of bank acceptance notes from customers	24,278,884	–
Cash proceeds from disposal of NuoHua affiliate	18,278,815	–
Deposit for long-term assets	(3,911,303)	(30,353,949)
Investments in and advances to equity investments	12,533	65,949
Proceeds from disposal of property, plant and equipment	–	228
Other	(870)	–
Net cash provided by (used in) investing activities	25,807,373	(39,616,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(6,781,052)	–
Proceeds from bank loans and bank acceptance notes to vendors	13,914,228	12,663,526
Repayment of bank loans and bank acceptance notes to vendors	(3,827,075)	(7,157,474)
Repurchase of convertible notes	(18,478,888)	(2,750,000)
Repurchase of common stock	(1,270,603)	(799,999)
Net cash provided by (used in) financing activities	(16,443,390)	1,956,053
Effect of exchange rate changes on cash and cash equivalents	1,579,982	5,323,107
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,195,767)	(11,550,089)
Cash and cash equivalents, beginning of the period	52,627,928	94,568,520
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$26,432,161	$83,018,431

(continued)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$3,050,773	$6,071,526
Cash paid for income taxes	375,316	3,756,508
Non-cash investing and financing activities:
Deposit used to acquire other intangible assets	3,888,617	–
Retirement of treasury shares	1,270,603	–
Retirement of prepaid forward purchase contract	29,998,616	–

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Oriental Bioengineering, Inc. (“AOB” or “the Company”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China (the “PRC”).

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries as of and for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2012 and for all periods presented. Information as of December 31, 2011 has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on January 7, 2013.

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

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2012, the Company recorded a loss from operations of $56,506,400 and utilized cash in operations of $37,139,732.  As of September 30, 2012, the Company had working capital of $869,366.  In addition, the Company was in default of its convertible notes (the “Notes”) due July 15, 2015 (see Note 12), which had a balance of $49,161,000 as of September 30, 2012. On April 8, 2013, four of the holders of the Notes (the “Plaintiffs”) filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, which action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013 (see Note 14). The Company presently does not have the ability to pay these Notes. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EPS Numerator:
Net income (loss), as adjusted	$19,117,451	$7,653,541	$(23,826,671)	$11,181,412

EPS Denominator:
Weighted average common shares outstanding - basic	37,403,519	37,422,928	38,722,635	37,400,560
Effect of common stock awards to be issued	883,639	839,074	–	752,962
Weighted average common shares outstanding - diluted	38,287,158	38,262,002	38,722,635	38,153,522

Earnings (loss) per share - Basic	$0.51	$0.20	$(0.62)	$0.30
Earnings (loss) per share - Diluted	$0.50	$0.20	$(0.62)	$0.29

As of September 30, 2012, common stock equivalents were composed of options convertible into 883,639 shares of the Company’s common stock and notes convertible into 6,084,282 shares of the Company’s common stock, which have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Reclassifications

In presenting the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2011, the Company presented $2,666,829 of gain on extinguishment of convertible notes as part of Income From Operations. In presenting the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2012, the Company has reclassified the gain on extinguishment of convertible notes to Other Income (Expense).

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles – Goodwill and Other”. This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of this update did not have a material effect on its consolidated financial statements.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 3 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract. As of September 30, 2012, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2012	2011
Accounts receivable	$60,215,574	$69,551,171
Allowance for doubtful accounts	(17,873,220)	(16,354,873)
Accounts receivable, net	$42,342,354	$53,196,298

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2012	2011
Raw materials	$6,170,974	$6,228,319
Work in process	4,152,725	3,652,867
Finished goods	17,527,407	9,633,260
Total inventories	27,851,106	19,514,446
Less: provision against slow-moving inventories	(317,290)	(624,516)
Inventories, net	$27,533,816	$18,889,930

Capitalized agricultural costs are summarized as follows:

	September 30,	December 31,
	2012	2011
Growing crops	$13,376,285	$993,126
Payments for long-term crop contracts	–	17,012,586
Prepaid land leasing costs for long-term supply contracts and others	12,524,367	4,328,225
Capitalized agricultural costs	$25,900,652	$22,333,937

The Company has reflected capitalized agricultural costs for Millettia and Xanthoceras Sorbifolia Bge (“XSB”) as a long term asset as it does not expect to utilize these assets currently. These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the nine months ended September 30, 2012 and 2011, pre-harvest agricultural costs incurred during the period of $3,502,810 and nil, respectively, were capitalized.

NOTE 6 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	September 30,	December 31,
	2012	2011
Advances to suppliers	$9,816,236	$15,591,318
Prepaid expenses	4,458,698	943,873
Advances to suppliers and prepaid expenses	$14,274,929	$16,535,191

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Original cost:
Buildings	$143,950,499	$146,410,665
Machinery and equipment	27,155,564	25,851,084
Motor vehicles	2,106,054	2,105,105
Office equipment	3,260,899	3,162,305
Other equipment	5,662,643	1,812,266
Construction in progress	32,767,422	25,264,200
	214,903,081	204,605,625
Less: Accumulated depreciation	(39,307,389)	(34,071,175)
Property, plant and equipment, net	$175,595,692	$170,534,450

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $5,095,598 and $4,214,570, respectively. As of September 30, 2012 and December 31, 2011, the net book value of property, plant and equipment pledged as collateral for bank loans was $4,895,834 and $6,249,074, respectively (see Note 11). As of September 30, 2012, the Company had entered into capital commitments for $15,612,562 within one year and $6,788,759 after one year but within three years (see Note 14).

NOTE 8 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30,	December 31,
	2012	2011
Cost of land use rights	$172,889,781	$172,055,852
Less: Accumulated amortization	(16,863,761)	(14,127,700)
Land use rights, net	$156,026,020	$157,928,152

Amortization expense for the nine months ended September 30, 2012 and 2011 was $2,670,357 and $2,594,261, respectively.  As of September 30, 2012 and December 31, 2011, the net book value of land use rights pledged as collateral was $20,735,126 and $21,020,381, respectively (see Note 11).

NOTE 9 – ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	September 30,	December 31,
	2012	2011
At cost:
Product licenses	$13,402,883	$9,470,024
Trademarks	6,685,055	6,652,810
Patents	3,399,784	3,383,385
Software	186,939	134,259
Liaoning Baicao pharmaceutical trade license	5,547,837	5,521,077
	29,222,498	25,161,555
Less: Accumulated amortization
Product licenses	(7,732,936)	(7,195,886)
Trademarks	(5,313,111)	(4,791,570)
Patents	(2,552,509)	(2,400,412)
Software	(106,964)	(45,029)
	(15,705,520)	(14,432,897)
Acquired intangible assets, net	$13,516,978	$10,728,658

Amortization expense for the nine months ended September 30, 2012 and 2011 was $1,152,681 and $2,475,425, respectively.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

At September 30, 2012, the Company owned a 33.7% equity interest in AXN, and a 40% equity interest in Jinji. For the nine months ended September 30, 2012, the changes in investments in and advances to equity method investments are summarized as follows:

	AXN	Jinji	Total
Balance, December 31, 2011	$5,751,495	$182,927	$5,934,422
Advances	19,800	(36,892)	(17,092)
Income (loss)	(1,757,398)	881	(1,756,517)
Foreign currency translations	–	702	702
Balance, September 30, 2012	$4,013,897	$147,618	$4,161,515

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 11 – DEBT

At September 30, 2012 and December 31, 2011, bank acceptance notes to vendors were $10,629,172 and $502,912, respectively and due at various dates from October 2012 to March 2013. These short-term notes payable are lines of credit extended by the banks, which in turn issue the Company a bank acceptance note that can be endorsed and assigned to vendors as payments for purchases. The short-term notes payable are generally payable within three to nine months, and guaranteed by the bank. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the total note value. In addition, the banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. At September 30, 2012 and December 31, 2011, restricted cash as a guarantee for the notes payable amounted to $7,045,083 and $264,031, respectively.

At September 30, 2012 and December 31, 2011, short-term loans obtained from local banks were $6,788,759 and $6,756,014, respectively. The short-term loans payable are due on various dates through August 14, 2013, with interest ranging from 6.00% to 6.56% per annum, and secured by property, plant and equipment and land use rights owned by the Company. At September 30, 2012 and December 31, 2011, the short-term loans are secured by property, plant and equipment owned by the Company of $4,895,834 and $6,249,074, respectively, and land use rights owned by the Company of $20,735,126 and $21,020,381, respectively.

At September 30, 2012 and December 31, 2011, the Company has an outstanding long-term bank loan of $570,733 and $618,030, respectively. The long-term bank loan bears interest at 2.50% per annum, is due December 31, 2021, and is secured by property, plant, and equipment with a net book value of $1,244,486 at September 30, 2012.

NOTE 12 – CONVERTIBLE NOTES

On July 15, 2008, the Company issued $115,000,000, 5% unsecured senior convertible notes (the “Notes”), due July 15, 2015, for net proceeds of $110,358,550. The Notes are in default, which was caused by the delisting of the Company’s common stock by the New York Stock Exchange (“NYSE”) as described in the Form 25NSE filed on April 16, 2012 by the NYSE; and by the non-payment of the semiannual interest payment due on July 15, 2012, January 15, 2013, and July 15, 2013.

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

During the three months ended September 30, 2012, the Company repurchased a total of $59,339,000 of principal amount of the Notes for $18,478,888 cash consideration and expensed $446,557 of related unamortized Notes issue cost resulting in a net gain of $40,413,555.

During the three months ended September 30, 2011, the Company repurchased a total of $5,500,000 in principal amount of the Notes for $2,750,000 cash consideration and expensed $83,171 of related unamortized Notes issue cost resulting in a net gain of $2,666,829.

The repurchases were recorded as follows:

	September 30,
	2012	2011
Principal amount	$59,339,000	$5,500,000
Less: unamortized bond issue cost	(446,557)	(83,171)
Net Carrying Value	58,892,443	5,416,829
Repurchase Price	18,478,888	2,750,000
Gain on debt extinguishment of debt	$40,413,555	$2,666,829

The effective interest rate of the Notes for the nine months ended September 30, 2012 and 2011 was 5.94%. Interest cost recognized for the nine months ended September 30, 2012 and 2011 was $4,253,127 and $4,288,819, respectively.

Note issuance costs incurred by the Company were deferred and are recognized using the effective interest rate method over the term of the Notes. As of September 30, 2012 and December 31, 2011, the unamortized portion of the deferred financing fees was $312,575 and $1,347,735, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Awards

During the nine months ended September 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $1,064,332 and $834,936, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to employees in prior periods. The total fair value of the stock awards granted to employees at the respective grant dates was $5,665,538, of which the unrecognized portion of $2,726,302 at September 30, 2012 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 2.7 years.

During the nine months ended September 30, 2012 and 2011, the Company recorded research and development costs of $33,750 and $64,813, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to consultants in prior periods. The value of these shares was fully amortized as of September 30, 2012.

During the nine months ended September 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $135,025 and $224,333, respectively of earned director share-based compensation. Independent directors earned common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Common Stock to be issued” on the accompanying condensed consolidated financial statements. During the nine months ended September 30, 2012 and 2011, the Company did not issue any shares of common stock related to the director awards.

Stock options

The Company calculates the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model. During the nine months ended September 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $882,570 and $1,423,914, respectively, of stock based compensation based on the vesting of options granted to employees in prior periods. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $669,257 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.5 years as of September 30, 2012.

The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2012	883,639	15.70
Granted	–	–
Exercised/ Cancelled/Forfeited	–	–
Outstanding as of September 30, 2012	883,639	$15.70

Vested and expected to vest as of September 30, 2012	883,639

The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 - 21.48	416,350	$20.04	4.67	416,350	$20.04
$9.90 - 16.70	323,040	$13.53	5.82	228,402	$13.53
$8.02	144,249	$8.02	6.29	86,549	$8.02
	883,639			731,301

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Treasury Stock

During the nine months ended September 30, 2012, the Company repurchased 1,003,336 shares of its common stock at a total cost of $1,270,603 that were retired in June 2012.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2012, the Company had entered into capital commitments for the manufacturing facilities under construction in the People’s Republic of China. The capital commitments were $15,612,562 within one year and $6,788,759 after one year but within three years. In addition, the Company had R&D commitments of $6,470,161, all within one year, and purchase commitments for Millettia of $2,343,413 within one year and $4,435,298 after one year but within three years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (See Note 5). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At September 30, 2012, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

Legal proceedings

As of September 30, 2012 and December 31, 2011, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at September 30, 2012 and December 31, 2011, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

See Note 17 for a description of additional legal proceedings against the Company initiated subsequent to September 30, 2012.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 15 – SEGMENT REPORTING

For the three months ended September 30, 2012 and 2011, the Company’s segments were as follows:

	Three Months Ended September 30,
	2012	2011
Manufacturing Segment
Revenue from pharmaceutical products	$14,860,925	$40,276,279
Revenue from nutraceutical products	1,587,654	8,774,711
Total manufacturing revenue	16,448,579	49,050,990
Cost of sales	11,037,711	24,181,804
Depreciation and amortization expense	1,288,162	1,331,032
Selling, general and administrative expenses, research and development costs and advertising costs	19,314,424	15,188,293
Provision for reserves and doubtful accounts-manufacturing segment	686,289	(2,666,829)
Operating income (loss) of manufacturing segment	(15,837,603)	10,569,294
Distribution Segment
Distribution revenue	13,044,880	4,883,612
Cost of sales	11,999,386	4,548,620
Depreciation and amortization expense-distribution segment	48,352	23,322
Provision for reserves and doubtful accounts-distribution segment	39,469	–
Operating income of distribution segment	104,567	12,376

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Net income (loss) for reportable segments	(15,733,036)	10,581,670
Net loss for non segment subsidiaries	(5,563,068)	(2,928,129)
Gain on extinguishment of convertible notes	40,413,555	–
Consolidated net income attributable to controlling interest	$19,117,451	$7,653,541

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

For the nine months ended September 30, 2012 and 2011, the Company’s segments were as follows:

	Nine Months Ended September 30,
	2012	2011
Manufacturing Segment
Revenue from pharmaceutical products	$44,972,009	$119,969,639
Revenue from nutraceutical products	4,798,790	28,110,229
Total manufacturing revenue	49,770,799	148,079,868
Cost of sales	34,989,458	72,568,527
Depreciation and amortization expense	3,914,499	3,956,892
Selling, general and administrative expenses, research and development costs and advertising costs	53,462,993	45,220,153
Provision for reserves and doubtful accounts-manufacturing segment	2,668,267	(2,666,829)
Operating income (loss) of manufacturing segment	(45,207,926)	25,466,535
Distribution Segment
Distribution revenue	32,914,862	11,908,640
Cost of sales	30,365,773	11,295,042
Depreciation and amortization expense-distribution segment	145,604	73,341
Provision for reserves and doubtful accounts-distribution segment	752,619	–
Operating loss income of distribution segment	(731,188)	(129,635)

Reconciliation to Consolidated Net Income Attributable to Controlling Interest:
Net income (loss) for reportable segments	(45,939,114)	25,336,900
Net loss for non segment subsidiaries	(18,301,112)	(14,155,488)
Gain on extinguishment of convertible notes	40,413,555	–
Consolidated net income (loss) attributable to controlling interest	$(23,826,671)	$11,181,412

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

As of September 30, 2012 and December 31, 2011, total assets of the manufacturing and distribution segments are as follows:

	September 30,	December 31,
	2012	2011
Manufacturing	$309,046,430	$396,854,361
Distribution	23,365,840	51,672,762
Corporate	168,748,772	116,453,934
Total assets	$501,161,042	$564,981,057

NOTE 16 – INCOME TAX

The provisions for income taxes for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Current tax provision	$1,376,810	$5,804,146
Deferred taxes	64,435	(1,712,491)
Total provision for income taxes	$1,441,245	$4,091,655

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses was as follows:

	Nine Months Ended September 30,
	2012	2011
Income tax (benefit) provision at PRC statutory tax rate of 25%	$(5,595,252)	$4,066,284
Preferential PRC tax rate of 10%	4,515,026	4,562,515
Effect of different tax rates on non-PRC operations	(4,403,678)	1,222,046
Non-recognition of income tax benefit for current year losses	6,385,785	(7,516,572)
Provision for taxes on deemed interest income	1,155,933	1,419,318
Non-deductible expenses in current year	1,505,449	–
Other permanent differences	(2,122,018)	338,064
Total provision for income taxes	$1,441,245	$4,091,655

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Current
Provision for doubtful accounts receivable	$1,997,523	$2,751,092
Expenses not deductible in current period	1,195,165	474,711
Total current deferred tax assets	3,192,688	3,225,803
Non-current
Amortization	41,830	79,151
Impairment of fixed assets	221,371	183,958
Total non-current deferred tax assets	263,201	263,109
Total deferred tax assets	3,455,889	3,488,912
Deferred tax liabilities
Current
Excess accruals	(63,689)	(63,382)
Other	–	(26,688)
Total current deferred tax liabilities	(63,689)	(90,070)
Non-current
Amortization	(7,097,316)	(948,322)
Depreciation	(765,268)	(128,771)
GLP step up of acquired assets	(6,767,701)	(13,495,399)
Total non-current deferred tax liabilities	(14,630,285)	(14,572,492)
Total deferred tax liabilities	(14,693,974)	(14,662,562)
Net deferred tax liabilities	$(11,238,085)	$(11,173,650)

The Company has not recorded a provision for U.S. federal income tax for the nine months ended September 30, 2012 and 2011 due to the cumulative tax net operating losses in the United States. As of September 30, 2012, the Company had net operating tax losses carried forward of approximately $12,000,000, $56,000,000 and $9,000,000 in the U.S., PRC, and Hong Kong, respectively. Those losses carried forward in the U.S. expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At September 30, 2012, the tax benefit of the loss carryforwards had not been recorded and therefore is not presented in the table above.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The Company’s PRC subsidiaries that are deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Nine Months Ended September 30,
	2012	2011
Income (loss) per common share-basic	$(0.62)	$0.30
Effect of tax holiday	0.00	0.00
Pro forma income (loss) per common share-basic	$(0.62)	$0.30

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of September 30, 2012, the Company has recorded an accrued tax of $10,562,815 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

The Company has various open tax years between 2007 and 2012 in its significant operating jurisdictions.

All of the Company’s operations are conducted in the PRC. At September 30, 2012, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $185 million and the Company held approximately $33 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

To mitigate the impact of the increasing cost and supply of the raw material needed for our products, we entered into long-term supply contracts with various third parties to grow Millettia and Xanthoceras Sorbifolia Bge (“XSB”), which are major raw materials. We bear the cultivation cost for these raw materials, including leasing the land use rights. In return, we are entitled to purchase the raw material at a pre-determined discounted price. Through these supply contracts, we believe that we can stabilize the supply of our major raw materials in the long term and reduce the risk of increasing costs in future periods. Subsequent to September 30, 2012, in the fourth quarter of 2012, we recorded an impairment of approximately $8.5 million of our capitalized agricultural costs.

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

At September 30, 2012 and December 31, 2011, we provided a reserve of $17,873,220 and $16,354,873, respectively, against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at September 30, 2012 and December 31, 2011 was based on the aged nature of these accounts receivable. In making our judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2012 and December 31, 2011, we provided an allowance against inventories amounting to $317,290 and $624,516, respectively. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making our estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	Results		% of Revenue
	2012	2011	2012	2011

Statement of Operations Data:
Revenues	$29,493,459	$53,934,602	100%	100%
Cost of sales	23,037,097	28,730,424	78%	53%

GROSS PROFIT	6,456,362	25,204,178	22%	47%
Selling, general and administrative expenses	12,005,502	12,080,424	41%	22%
Advertising costs	9,385,016	2,964,877	32%	5%
Research and development costs	1,681,649	2,825,967	6%	5%
Depreciation and amortization	1,803,167	1,804,888	6%	3%
Provision for reserves and doubtful accounts	777,947	(2,666,829)	3%	-5%
(LOSS) INCOME FROM OPERATIONS	(19,196,919)	8,194,851	-65%	15%

Gain on extinguishment of convertible notes	40,413,555	–	137%	–
Equity in losses from equity method investments	(267,470)	(796,727)	-1%	-1%
Interest expense, net	(1,423,839)	(1,802,954)	-5%	-3%
Other income (expenses), net	94,724	(116,196)	0%	0%
INCOME BEFORE INCOME TAX	19,620,051	5,478,974	67%	10%
Provision for income taxes	487,280	(2,203,013)	2%	-4%
NET INCOME	19,132,771	7,681,987	65%	14%
Net income attributable to non-controlling interest	(15,320)	(28,446)	0%	0%
NET INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$19,117,451	$7,653,541	65%	14%

EARNINGS PER COMMON SHARE
Basic	$0.51	$0.30
Diluted	0.51	0.29

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$14,860,925	$40,276,279	$(25,415,354)	-63%
Revenue from nutraceutical products	1,587,654	8,774,711	(7,187,057)	-82%
Total manufacturing revenue	16,448,579	49,050,990	(32,602,411)	-66%
Distribution revenue	13,044,880	4,883,612	8,161,268	167%
Total revenues	$29,493,459	$53,934,602	$(24,441,143)	-45%

Revenue from our pharmaceutical products decreased from $40,276,279 for three months ended September 30, 2011 to $14,860,925 for the same period of 2012, or a 63% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 51% in 2011 to 33% in 2012, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially from 2011 to 2012.

Revenue in connection with our nutraceutical products decreased from $8,774,711 in 2011 to $1,587,654 in 2012, an 82% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue increased by $8,161,268 or 167%, to $13,044,880 for the three months ended September 30, 2012 from $4,883,612 for the same period of 2011, primarily as a result of the acquisition of Liaoning Baicao, which occurred at the end of 2011.

Cost of Sales and Gross Profit

Cost of sales was $23,037,097 for the three months ended September 30, 2012, compared to $28,730,424 for the three months ended September 30, 2011. Cost of sales by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Pharmaceutical products	$9,785,868	$19,201,942	$(9,416,074)	-49%
Nutraceutical products	1,251,843	4,979,862	(3,728,019)	-75%
Total manufacturing cost	11,037,711	24,181,804	(13,144,093)	-54%
Distribution cost	11,999,386	4,548,620	7,450,766	164%
Total cost	$23,037,097	$28,730,424	$(5,693,327)	-20%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment. Gross profit as a percentage of revenues for the manufacturing segment was 33% in 2012, down from 51% in 2011.

Cost of sales in the distribution segment increased proportionally to the increase in sales from 2011 to 2012, with gross profit as a percentage of revenues also increasing slightly from 7% to 8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, decreased from $12,080,424 in the three months ended September 30, 2011 to $12,005,502 in the three months ended September 30, 2012, representing a 1% decrease. The details of our sales and marketing expenses were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Promotional materials and fees	$1,859,918	$2,339,837	$(479,919)	-21%
Payroll	3,020,110	3,238,886	(218,776)	-7%
Shipping	464,423	878,162	(413,739)	-47%
Trips and traveling	620,640	1,107,824	(487,184)	-44%
Professional fees	913,494	534,319	379,175	71%
Staff welfare and insurance	1,134,896	873,021	261,875	30%
Stock based compensation	686,468	850,979	(164,511)	-19%
Miscellaneous	3,305,553	2,257,396	1,048,157	46%
Total	$12,005,502	$12,080,424	$(74,922)	-1%

The decrease in promotional fees and travel expenses resulted from fewer marketing and promotional activities carried out during the third quarter of 2012 as compared with the same period of 2011.

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

Advertising Costs

Advertising costs increased by $6,420,139, or 217%, from $2,964,877 in the three months ended September 30, 2011 to $9,385,016 in the three months ended September 30, 2012, primarily as a result of more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace. Advertising costs as a percentage of revenue increased from 5% in 2011 to 32% in 2012.

Research and Development Costs

Research and development costs decreased by $1,144,318 from $2,825,967 in the three months ended September 30, 2011 to $1,681,649 in the three months ended September 30, 2012, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 6% and 5% in 2012 and 2011, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1,721, or less than 1%, in the three months ended September 30, 2012 as compared to the same period of 2011.

Provision for reserves and doubtful accounts

Provision for doubtful accounts increased from a recovery of $2,666,829 in the three months ended September 30, 2011 to a charge of $777,947 in the three months ended September 30, 2012, due to continued deterioration of our customers’ ability to continue to pay their outstanding invoices on a timely basis. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Gain on extinguishment of convertible notes

During the three months ended September 30, 2012, we repurchased a total $59,339,000 in principal amount of our convertible Notes for $18,478,888. A gain of debt extinguishment of $40,413,555 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. For additional information, see “Item 1. Financial Statements – Note 12. Convertible Notes.”

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments decreased from income of $796,727 in the three months ended September 30, 2011 to $267,470 in the three months ended September 30, 2012. The decreased loss was mainly due to a smaller loss realized by AXN in the three months ended September 30, 2012 as compared to the same period of 2011.

Interest Expense, Net

Net interest expense was $1,423,839 in the three months ended September 30, 2012, compared to $1,802,954 for the three months ended September 30, 2011. The decrease was mainly due to lower interest on convertible notes, as the average balances were lower in 2012 due to the extinguishment of $59,339,000 in face value.

Income Tax

The Company’s effective tax rate for the three months ended September 30, 2012 was 2%, compared to 40% in the three months ended September 30, 2011. The higher effective tax rate in 2011 was mainly due to an increase in valuation allowance change because some of the entities within the group realized a relatively larger accounting loss for 2011 compared to 2010, for which a valuation allowance was fully provided. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated financial statements.

	Nine Months Ended September 30,
	Results		% of Revenue
	2012	2011	2012	2011

Statement of Operations Data:
Revenues	$82,685,661	$159,988,508	100%	100%
Cost of sales	65,355,231	83,863,569	79%	52%

GROSS PROFIT	17,330,430	76,124,939	21%	48%
Selling, general and administrative expenses	36,047,706	34,577,769	44%	22%
Advertising costs	23,517,447	10,185,380	28%	6%
Research and development costs	4,977,883	8,652,455	6%	5%
Depreciation and amortization	5,462,599	5,359,979	7%	3%
Provision for reserves and doubtful accounts	3,831,195	(2,666,829)	5%	-2%
(LOSS) INCOME FROM OPERATIONS	(56,506,400)	20,016,185	-68%	13%

Gain on extinguishment of convertible notes	40,413,555	–	49%	–
Equity in losses from equity method investments	(1,756,517)	(857,811)	-2%	-1%
Gain on changes in ownership of unconsolidated entities	–	658,540	–	0%
Interest expense, net	(4,975,119)	(4,850,651)	-6%	-3%
Other income (expenses), net	443,473	321,571	1%	0%
(LOSS) INCOME BEFORE INCOME TAX	(22,381,008)	15,287,834	-27%	10%
Provision for income taxes	1,441,245	4,091,655	2%	3%
NET (LOSS) INCOME	(23,822,253)	11,196,179	-29%	7%
Net income attributable to non-controlling interest	(4,418)	(14,767)	0%	0%
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(23,826,671)	$11,181,412	-29%	7%

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.62)	$0.30
Diluted	(0.62)	0.29

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$44,972,009	$119,969,639	$(74,997,630)	-63%
Revenue from nutraceutical products	4,798,790	28,110,229	(23,311,439)	-83%
Total manufacturing revenue	49,770,799	148,079,868	(98,309,069)	-66%
Distribution revenue	32,914,862	11,908,640	21,006,222	176%
Total revenues	$82,685,661	$159,988,508	$(77,302,847)	-48%

Revenue from our pharmaceutical products decreased from $119,969,639 for the nine months ended September 30, 2011 to $44,972,009 for the same period of 2012, or a 63% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products. Our profit margins from our manufacturing segment decreased from 51% in 2011 to 30% in 2012, principally as a result of this pricing pressure.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined materially from 2011 to 2012.

Revenue in connection with our nutraceutical products decreased from $28,110,229 in the nine months ended September 30, 2011 to $4,798,790 in the nine months ended September 30, 2012, an 83% decrease. Revenues were adversely affected by the food safety and drug problem in 2012. The decrease was mainly due to the decrease in sales from our Soy Peptide tablets and Soy Peptide drinks.

Distribution revenue increased by $21,006,222 or 176%, to $32,914,862 for the nine months ended September 30, 2012 from $11,908,640 for the same period of 2011, primarily as a result of the acquisition of Liaoning Baicao, which occurred at the end of 2011.

Cost of Sales and Gross Profit

Cost of sales was $65,355,231 in the nine months ended September 30, 2012, compared to $83,863,569 in the nine months ended September 30, 2011.

	Nine Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Pharmaceutical products	$30,839,516	$57,172,135	$(26,332,619)	-46%
Nutraceutical products	4,149,942	15,396,392	(11,246,450)	-73%
Total manufacturing cost	34,989,458	72,568,527	(37,579,069)	-52%
Distribution cost	30,365,773	11,295,042	19,070,731	169%
Total cost	$65,355,231	$83,863,569	$(18,508,338)	-22%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment. Gross profit as a percentage of revenues for the manufacturing segment was 30% in 2012, down from 51% in 2011.

Cost of sales in the distribution segment increased proportionally to the increase in sales from 2011 to 2012, with gross profit as a percentage of revenues also increasing from 5% to 8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, increased from $34,577,769 in the nine months ended September 30, 2011 to $36,047,706 in the nine months ended September 30, 2012, representing a 4% increase. The details of our sales and marketing expenses were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Promotional materials and fees	$4,310,122	$5,913,443	$(1,603,321)	-27%
Payroll	9,476,850	9,511,771	(34,921)	0%
Shipping	1,360,046	2,714,747	(1,354,701)	-50%
Trips and traveling	3,182,859	3,116,518	66,341	2%
Professional fees	3,113,476	1,849,396	1,264,080	68%
Staff welfare and insurance	3,977,837	2,706,948	1,270,889	47%
Stock based compensation	2,046,926	2,514,251	(467,325)	-19%
Miscellaneous	8,579,590	6,250,695	2,328,895	37%
Total	$36,047,706	$34,577,769	$1,469,937	4%

The decrease in promotional fees resulted from fewer marketing and promotional activities carried out during the first three quarters of 2012 as compared with the same period of 2011.

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

Advertising Costs

Advertising costs increased by $13,332,067, or 131%, from $10,185,380 in the nine months ended September 30, 2011 to $23,517,447 in the nine months ended September 30, 2012, primarily as a result of more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace. Advertising costs as a percentage of revenue decreased from 6% for 2011 to 28% for 2012.

Research and Development Costs

Research and development costs decreased by $3,674,572 from $8,652,455 in the nine months ended September 30, 2011 to $4,977,883 in the nine months ended September 30, 2012, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 6% and 5% for 2012 and 2011, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $102,620, or 2%, in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This was mainly due to an increase in property and equipment in the final three quarters of 2011, offset by an impairment charge related to acquired intangible assets that was recognized in the fourth quarter of 2011, resulting in lower amortization in 2012.

Provision for reserves and doubtful accounts

Provision for doubtful accounts increased from a recovery of $2,666,829 in the nine months ended September 30, 2011 to a charge of $3,831,195 in the nine months ended September 30, 2012, due to continued deterioration of our customers’ ability to continue to pay their outstanding invoices on a timely basis. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Gain on extinguishment of convertible notes

During the nine months ended September 30, 2012, we repurchased a total $59,339,000 in principal amount of our convertible Notes for $18,478,888. A gain of debt extinguishment of $40,413,555 was recognized representing the difference between the net carrying value of the notes repurchased and the repurchase price. For additional information, see “Item 1. Financial Statements – Note 12. Convertible Notes.”

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments decreased from $857,811 in the nine months ended September 30, 2011 to $1,756,517 in the nine months ended September 30, 2012. The increased loss was mainly due to a larger loss realized by AXN in the nine months ended September 30, 2012.

Interest Expense, Net

Net interest expense was $4,975,119 in the nine months ended September 30, 2012, compared to $4,850,651 for the nine months ended September 30, 2011. The increase was mainly due to higher average balances of bank acceptance notes to vendors, offset by lower interest expense on convertible notes due to the repurchase of $59,339,000 in principal during the third quarter of 2012.

Income Tax

The Company’s effective tax rate for the nine months ended September 30, 2012 was 6%, compared to 27% in the nine months ended September 30, 2011. The higher effective tax rate in 2011 was mainly due to an increase in valuation allowance change because some of the entities within the group realized a relatively larger accounting loss for 2011 compared to 2010, for which a valuation allowance was fully provided. For additional information, see “Item 1. Financial Statements – Note 19. Income Tax.”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at September 30, 2012 was $26,432,161, representing a decrease of $26,195,767, or 50%, compared with our cash position of $52,627,928 at December 31, 2011. The decrease was mainly attributable to net cash used in operations of $37.1 million in the nine months ended September 30, 2012, due in large part to our lower sales and larger operating losses.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations, and we take into account such factors as interest income and foreign currency fluctuation.

Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2012, we recorded a loss from operations of $56,506,400 and utilized cash in operations of $37,139,732.  As of September 30, 2012, we had working capital of $869,366.  In addition, subsequent to September 30, 2012 we were in default of $49,161,000 of our convertible notes due July 15, 2015. On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. We presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. No assurances can be given that we will be successful in obtaining additional financing in the future and any future financing that we may obtain may cause significant dilution to existing stockholders.

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

Furthermore, as of September 30, 2012, we had invested in capitalized agricultural cost for $25,831,222.  These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.  We expect that the cost required for these crops will be around $2.5 million per year.  We anticipate that the crops will benefit our operations in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We had total of $67,214,059 in debt as of September 30, 2012, as compared to $116,440,026 as of December 31, 2011. The decrease of $49,225,967 was mainly due to the repurchase of convertible notes with a face value of $59,339,000 during the third quarter of 2012.

Cash Flow

Operating Activities

Cash flows used by operations during the nine months ended September 30, 2012 amounted to $37,139,732, representing an increase in cash used of $57,929,115 compared with cash flows provided by operations of $20,787,291 for nine months ended September 30, 2011. The increase in net cash used by operating activities was primarily attributable to: (i) lower sales and resulting increased losses in 2012 as compared to 2011, and (ii) a large decrease in accounts receivable of $16,554,608 in 2011, with a corresponding decrease of accounts receivable of only $9,251,412 in 2012.

Investing Activities

Our net cash provided by investing activities amounted to $25,807,373 in the nine months ended September 30, 2012, as compared to net cash used in investing activities of $39,616,540 in the nine months ended September 30, 2011. The changes mainly included: (i) the collection of notes receivable in the first three quarters of 2012 in the amount of $24,278,884, (ii) cash inflow from the collection of receivable for the sale of the NuoHua affiliate in the amount of $18,278,815 in 2012, and (iii) deposits made against long term assets in the amount of $30,353,949 in 2011.

Financing Activities

Our net cash provided used in activities was $16,443,390 in the nine months ended September 30, 2012, compared to cash provided by financing activities of $1,956,053 in the nine months ended September 30, 2011. The difference is primarily due to (i) cash used for the purchase of convertible notes in the amount of $18,478,888 in 2012, and (ii) increases in restricted cash of $6,781,052 in 2012 resulting from an increased use of bank acceptance notes which require restricted cash deposits.

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

We recognized a foreign currency translation adjustment of $3.3 million and $16.4 million for the nine months ended September 30, 2012 and 2011, respectively. The balance sheet amounts with the exception of equity at September 30, 2012 were translated at 6.3340 RMB to $1.00 USD as compared to 6.3647 RMB at December 31, 2011. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2012 and 2011 were 6.3313 RMB and 6.4329 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

Remediation plans

In response to the material weaknesses identified above, management commenced to implement the measures described below to remediate the material weaknesses:

•	Management revised its policies and procedures relating to the identification of significant transactions that will impact its financial accounting and disclosures. This includes the establishment of a Disclosure Committee consisting of the Chief Executive Officer, Chief Financial Officer, other accounting and operational management as deemed necessary and the Audit Committee financial expert. The responsibility of the Disclosure Committee is to assist the Company’s financial reporting team in ensuring that the accounting consequences of the Company’s material transactions are captured and reflected in the Company’s financial statements on a timely and accurate manner.

•	Management established a reporting threshold for significant and material transactions to those who are responsible for oversight the financial reporting, particularly to the Audit Committee.

•	Management established a threshold for significant and material transactions that would require approval from the board of directors.

•	Management designed controls to obtain internal certifications from operational management to ensure all important transactions, contracts and agreements have been appropriately disclosed to the Disclosure Committee.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2012 and December 31, 2011, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at September 30, 2012 and December 31, 2011, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 15, 2008 the Company issued $115,000,000 of its 5% senior convertible notes. The net proceeds from the sale of the convertible notes were $110,358,550. During the years ended December 31, 2012 and 2011, the Company repurchased a total of $59,339,000 and $6,500,000, respectively, in principal amount of the convertible notes for cash consideration of $18,478,888 and $3,160,004, respectively, leaving an aggregate of $49,161,000 in principal amount outstanding as of September 30, 2013.

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

