Form 10-Q
period 2013-06-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2013-11-04
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

On October 28, 2013, 36,566,765 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value, were outstanding.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,004,814	$7,097,098
Restricted cash	2,055,175	6,514,224
Accounts receivable, net of allowance for doubtful accounts of $17,599,876 and $18,134,912 as of June 30, 2013 and December 31, 2012, respectively	29,239,741	45,543,611
Bank acceptance notes from customers	115,156	4,682,607
Inventories, net of provision for slow-moving inventories of $45,952 and $47,281 as of June 30, 2013 and December 31, 2012, respectively	21,337,078	20,570,846
Advances to suppliers and prepaid expenses	7,591,431	10,292,360
Deferred tax assets	33,616	28,660
Other current assets	327,395	719,075
Total current assets	67,704,406	95,448,481

LONG-TERM ASSETS
Property, plant and equipment, net	172,982,812	171,381,389
Land use rights, net	146,574,962	145,314,928
Capitalized agricultural costs	17,804,002	17,443,475
Acquired intangible assets, net	12,217,588	13,116,380
Investments in and advances to equity method investments	1,504,579	3,337,485
Deferred financing costs	16,279	266,786
Total long-term assets	351,100,222	350,860,443
TOTAL ASSETS	$418,804,628	$446,308,924

See accompanying notes to the condensed consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012

CURRENT LIABILITIES
Accounts payable	$7,874,890	$11,005,423
Accrued expenses and other payables	19,684,117	16,339,129
Bank acceptance notes to vendors	4,110,349	11,054,449
Taxes payable	266,498	762,943
Accrued taxes	11,829,261	11,015,810
Convertible notes, in default	49,161,000	49,161,000
Short-term bank loans	10,827,058	6,807,999
Current portion of long-term bank loans	65,578	64,811
Total current liabilities	103,818,751	106,211,564

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	521,198	554,590
Deferred tax liabilities	12,571,241	11,956,064
Total long-term liabilities	13,092,439	12,510,654
TOTAL LIABILITIES	116,911,190	118,722,218

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 36,419,706 and 36,644,288 shares issued as of June 30, 2013 and December 31, 2012, respectively; 36,419,706 shares outstanding as of June 30, 2013 and December 31, 2012	72,887	73,336
Common stock to be issued (766,205 shares and 611,971 shares as of June 30, 2013 and December 31, 2012, respectively) 525,561 450,561
Additional paid-in capital	177,978,746	177,974,127
Retained earnings	44,141,967	78,097,723
Less: Treasury stock, at cost (224,582 shares as of December 31, 2012)	–	(799,999)
Accumulated other comprehensive income	79,173,277	71,789,958
TOTAL SHAREHOLDERS' EQUITY	301,893,438	327,586,706
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$418,804,628	$446,308,924

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$20,224,137	$27,446,926	$41,230,900	$53,192,202
Cost of sales	15,238,203	24,254,680	31,744,091	42,318,134
GROSS PROFIT	4,985,934	3,192,246	9,486,809	10,874,068

Selling, general and administrative expenses	11,018,304	12,060,135	23,495,026	24,042,204
Advertising costs	2,708,324	7,976,078	6,353,778	14,132,431
Research and development costs	1,722,671	1,729,301	3,129,716	3,296,234
Depreciation and amortization expenses	1,855,076	1,578,733	3,719,283	3,659,432
Provision for reserves and doubtful accounts	(1,998,441)	2,067,462	(234,489)	3,053,248
Long term crop inventory costs	–	–	2,361,383	–
Total operating expenses	15,305,934	25,411,709	38,824,697	48,183,549

LOSS FROM OPERATIONS	(10,320,000)	(22,219,463)	(29,337,888)	(37,309,481)

Equity in losses from equity method investments	(1,004,141)	(1,297,597)	(1,972,373)	(1,489,047)
Interest expense, net	(1,003,307)	(1,808,010)	(1,766,998)	(3,551,280)
Other income (expense), net	185,630	67,702	171,829	348,749
LOSS BEFORE INCOME TAX	(12,141,818)	(25,257,368)	(32,905,430)	(42,001,059)
Provision for income taxes	699,081	510,897	1,050,326	953,965
NET LOSS	(12,840,899)	(25,768,265)	(33,955,756)	(42,955,024)
(Income) loss attributable to non-controlling interest	–	(18,932)	–	10,902
NET LOSS ATTRIBUTABLE TO AMERICAN
ORIENTAL BIOENGINEERING, INC. COMMON SHAREHOLDERS	(12,840,899)	(25,787,197)	(33,955,756)	(42,944,122)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	6,700,988	1,395,552	7,383,319	3,987,336

COMPREHENSIVE LOSS	$(6,139,911)	$(24,391,645)	$(26,572,437)	$(38,956,786)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.35)	$(0.66)	$(0.93)	$(1.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	36,494,567	39,310,889	36,569,427	39,393,125

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,955,756)	$(42,955,024)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,121,201	5,922,899
Amortization of deferred financing costs	196,445	437,103
Loss on property, plant and equipment	–	1,707
Provision (recovery) for reserves and doubtful accounts	(241,482)	2,780,471
Deferred taxes	610,221	118,639
Stock-based consulting expenses	–	32,500
Stock-based compensation expenses	804,168	1,297,935
Independent director stock compensation	75,000	97,525
Losses from equity method investments	1,972,373	1,489,047
Changes in operating assets and liabilities:
Accounts receivable	16,838,907	4,897,830
Inventories	(764,903)	(5,301,147)
Advances to suppliers and prepaid expenses	2,700,929	(2,326,994)
Other current assets	278,237	1,951,304
Accounts payable	(3,152,521)	622,928
Accrued expenses and other payables	3,326,358	(4,135,928)
Taxes payable	(496,445)	(512,029)
Accrued taxes	813,451	1,143,645
Net cash used in operating activities	(4,873,817)	(34,437,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,376,141)	(8,034,542)
Capitalized agricultural costs	–	(3,395,407)
Proceeds from payment of bank acceptance notes from customers	4,567,451	23,068,432
Cash proceeds from disposal of NuoHua affiliate	–	18,278,815
Purchase of land use rights and other intangible assets	–	(870)
Deposit for long-term assets	–	(3,895,508)
Investments in and advances to equity investments	(596,837)	151
Net cash provided by investing activities	2,594,473	26,021,071
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	4,459,049	(3,822,208)
Proceeds from bank loans and bank acceptance notes to vendors	9,743,101	7,322,431
Repayment of bank loans and bank acceptance notes to vendors	(12,995,352)	(305,502)
Repurchase of common stock	–	(1,270,603)
Net cash provided by financing activities	1,206,798	1,924,118
Effect of exchange rate changes on cash and cash equivalents	980,262	1,494,507
NET DECREASE IN CASH AND CASH EQUIVALENTS	(92,284)	(4,997,893)
Cash and cash equivalents, beginning of the period	7,097,098	52,627,928
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7,004,814	$47,630,035

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$223,362	$3,050,773
Cash paid for income taxes	538,052	235,864
Non-cash investing and financing activities:
Transfer from construction in progress to property, plant and equipment	420,860	122,167
Retirement of treasury shares	799,999	1,270,603

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Oriental Bioengineering, Inc. (“AOB” or “the Company”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China (the “PRC”).

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries as of and for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2013 and for all periods presented. Information as of December 31, 2012 has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 11, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2013.

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

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with U.S. generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the six months ended June 30, 2013, the Company recorded a loss from operations of $29,337,888 and utilized cash in operations of $4,873,817. As of June 30, 2013, the Company had a working capital deficit of $36,114,345.  In addition, the Company was in default of its convertible notes (the “Notes”) due July 15, 2015 (see Note 12), which had a balance of $49,161,000 as of June 30, 2013. On April 8, 2013, four of the holders of the Notes (the “Plaintiffs”) filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, which action was withdrawn and the present action interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013 (see Note 14). The Company presently does not have the ability to pay the Notes. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the sales of its products, proceeds from the issuance of common stock, and debt financing. However, due to the decrease in sales, the Company’s ability to meet contractual obligations and payables depends on its ability to implement cost reductions effectively and obtain additional financing. The Company believes that the ongoing economic challenges and uncertainties experienced in 2012 and the first half of 2013 will continue to negatively impact its business in the remainder of 2013. Thus, the Company expects that for 2013 it will continue to generate losses from operations, and its operating cash flows will not be sufficient to cover operating expense; therefore, the Company expects to continue to incur net losses.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions. The Company believes it can utilize its currently unencumbered buildings and land use rights located in Beijing, PRC with an aggregate net book value of approximately $103,000,000 at June 30, 2013 to secure financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution to shareholders, in the case of equity financing.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the year. As of June 30, 2013, common stock equivalents were composed of options convertible into 850,539 shares of the Company’s common stock and notes convertible into 6,084,282 shares of the Company’s common stock. For the three and six months ended June 30, 2013 and 2012, common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

NOTE 3 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract. As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

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

Currency convertibility risk

The Company transacts the majority of its business in the Renminbi (“RMB”), which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Peoples Bank of China (PBOC) or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2013	2012
Accounts receivable	$46,839,617	$63,678,523
Allowance for doubtful accounts	(17,599,876)	(18,134,912)
Accounts receivable, net	$29,239,741	$45,543,611

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

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2013	2012
Raw materials	$9,643,157	$6,390,360
Work in process	1,627,634	4,042,287
Finished goods	10,112,239	10,185,480
Total inventories	21,383,030	20,618,127
Less: provision against slow-moving inventories	(45,952)	(47,281)
Inventories, net	$21,337,078	$20,570,846

Capitalized agricultural costs are summarized as follows:

	June 30,	December 31,
	2013	2012
Growing crops	$6,818,162	$6,643,146
Payments for long-term crop contracts	6,759,639	6,622,758
Prepaid land leasing costs for long-term supply contracts and others	4,226,201	4,177,571
Capitalized agricultural costs	$17,804,002	$17,443,475

The Company has reflected capitalized agriculture costs for Millettia and Xanthoceras Sorbifolia Bge (“XSB”) as a long term asset as it does not expect to utilize these assets currently. These pre-harvest agricultural costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the six months ended June 30, 2013, pre-harvest agricultural costs incurred during the period of $2,361,383 were expensed.

NOTE 6 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	June 30,	December 31,
	2013	2012
Advances to suppliers	$5,057,213	$10,065,358
Prepaid expenses	2,534,218	227,002
Advances to suppliers and prepaid expenses	$7,591,431	$10,292,360

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 7– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2013	2012
Original cost:
Buildings	$142,140,262	$139,294,146
Machinery and equipment	29,247,762	28,451,421
Motor vehicles	2,143,734	2,091,043
Office equipment	3,804,814	3,168,422
Other equipment	2,441,565	2,392,323
Construction in progress	34,639,070	33,389,418
	214,417,207	208,786,773
Less: Accumulated depreciation	(41,434,395)	(37,405,384)
Property, plant and equipment, net	$172,982,812	$171,381,389

Depreciation expense for the six months ended June 30, 2013 and 2012 was $3,234,708 and $3,390,361, respectively. As of June 30, 2013 and December 31, 2012, the net book value of property, plant and equipment pledged as collateral for bank loans was $8,701,259 and $6,099,734, respectively (see Note 11). As of June 30, 2013, the Company had entered into capital commitments for $36,585,847 due within one year and $6,948,709 due after one year but within three years (see Note 14).

NOTE 8 – LAND USE RIGHTS

Land use rights consist of the following:

	June 30,	December 31,
	2013	2012
Cost of land use rights	$161,733,404	$158,458,327
Less: Accumulated amortization	(15,158,442)	(13,143,399)
Land use rights, net	$146,574,962	$145,314,928

Amortization expense for the six months ended June 30, 2013 and 2012 was $1,727,477 and $1,780,782, respectively. As of June 30, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral was $25,887,350 and $20,664,778, respectively (see Note 11).

NOTE 9– ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	June 30,	December 31,
	2013	2012
At cost:
Product licenses	$13,718,668	$13,440,868
Trademarks	6,842,561	6,704,001
Patents	3,479,887	3,409,420
Software	191,343	187,469
Liaoning Baicao pharmaceutical trade license	5,678,549	5,563,560
	29,911,008	29,305,318
Less: Accumulated amortization
Product licenses	(8,499,310)	(7,947,887)
Trademarks	(5,997,327)	(5,514,005)
Patents	(2,785,984)	(2,616,351)
Software	(126,872)	(110,695)
Liaoning Baicao pharmaceutical trade license	(283,927)	–
	(17,693,420)	(16,188,938)
Acquired intangible assets, net	$12,217,588	$13,116,380

Amortization expense for the six months ended June 30, 2013 and 2012 was $1,159,016 and $714,829, respectively.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

At December 31, 2012, the Liaoning Baicao pharmaceutical trade license was accounted for as an indefinite lived intangible asset. The Company’s assessment of indefinite life is reviewed annually. At December 31, 2012, the Company determined that based on various factors, including the changing nature of the pharmaceutical industry in China, it would reclassify the Liaoning Baicao pharmaceutical trade license to a finite lived asset to be amortized over an estimated useful life of 10 years. Beginning January 1, 2013, the formally indefinite lived intangible asset was reclassified to definite lived intangible asset, and the change in amortization is being made on a prospective basis.

The Company conducts impairment tests on a regular basis to determine if the carrying values of acquired intangible assets are in excess of the fair value, and that such assets are active, being used in production of products, or are intended to be utilized in future production. No impairment charges were recognized in the six months ended June 30, 2013 or 2012.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

At June 30, 2013, the Company owned a 33.7% equity interest in AXN, a 49% equity interest in Yushuntang, and a 40% equity interest in Jinji. For the six months ended June 30, 2013, the changes in investments in and advances to equity method investments are summarized as follows:

	AXN	Jinji	Yushuntang	Total
Balance, December 31, 2012	$2,957,077	$147,512	$232,896	$3,337,485
Advances (net of repayments)	(6,600)	140,902	462,535	596,837
Provision for uncollectible advances	–	–	(462,535)	(462,535)
Income (loss)	(1,919,878)	62	(52,557)	(1,972,373)
Foreign currency translations	–	3,919	1,246	5,165
Balance, June 30, 2013	$1,030,599	$292,395	$181,585	$1,504,579

The Company had previously consolidated the financial statements of Yushuntang as a 55% majority owned subsidiary. Effective December 31, 2012, the Company’s ownership decreased below 50% to 49% and this entity no longer qualified for consolidation and is treated as a long term investment using the equity method. For the six months ended June 30, 2012, Yushuntang reported revenues of $7,997,571, gross profit of $577,250, loss from operations of $25,027, and net loss of $24,227, which are included in the accompanying consolidated statement of operations. The provision for uncollectible advances is against advances made to Yushuntang during 2013.

NOTE 11 – DEBT

At June 30, 2013 and December 31, 2012, bank acceptance notes to vendors were $4,110,349 and $11,054,449, respectively and due at various dates from July 6, 2013 to November 30, 2013. These short-term notes payable are lines of credit extended by the banks, which in turn issue to the Company a bank acceptance note that can be endorsed and assigned to vendors as payments for purchases. The short-term notes payable are generally payable within three to six months, and guaranteed by the bank. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the total note value. In addition, the banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. At June 30, 2013 and December 31, 2012, restricted cash as a guarantee for the notes payable amounted to $2,055,175 and $6,514,224, respectively.

At June 30, 2013 and December 31, 2012, short-term loans obtained from local banks were $10,827,058 and $6,807,999, respectively. The short-term loans payable are due on various dates through June 26, 2014, with interest ranging from 6.00% to 6.56% per annum, and secured by property, plant and equipment and land use rights owned by the Company. At June 30, 2013 and December 31, 2012, the short-term loans are secured by property, plant and equipment owned by the Company of $7,491,801 and $6,099,734, respectively, and land use rights owned by the Company of $25,887,350 and $20,664,778, respectively.

At June 30, 2013 and December 31, 2012, the Company had an outstanding long-term bank loan of $586,776 and $619,401, respectively. The long-term bank loan bears interest at 2.50% per annum, is due December 31, 2021, and is secured by property, plant, and equipment with a net book value of $1,209,458 at June 30, 2013.

NOTE 12 – CONVERTIBLE NOTES

On July 15, 2008 the Company issued $115,000,000, 5% unsecured senior convertible notes (the “Notes”), due July 15, 2015, for net proceeds of $110,358,550. The Notes are in default, which was caused by the delisting of the Company’s common stock by the New York Stock Exchange (“NYSE”) as described in the Form 25NSE filed on April 16, 2012 by the NYSE; and by the non-payment of the semiannual interest payment due on July 15, 2012 and January 15, 2013. Through December 31, 2012, the Company had repurchased a total of $65,839,000 in principal amount of the Notes for cash consideration of $21,638,892, leaving an aggregate of $49,161,000 in principal amount outstanding. During the three and six months ended June 30, 2013 and 2012, there were no repurchases of Notes.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

On February 19, 2013, the Company received a notice of acceleration under the terms of the Notes. The notice was sent by certain holders of the Senior Notes that together hold more than 25% of the aggregate principal amount of the Notes. As of March 31, 2013, the aggregate principal amount of the Notes, and unpaid, but accrued interest was $52,536,329. The notice of acceleration resulted in the principal amount of the Notes plus accrued and all unpaid interest and accrued and unpaid additional interest on the Notes through February 19, 2013, to become immediately due and payable.

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

The Notes are convertible, at the option of the holder, at an initial conversion price of $9.29 per share, adjusted to $8.08 on January 15, 2009. The conversion rate is subject to certain adjustments. Pursuant to the terms of the Notes, holders may require the Company to repurchase all or a portion of their Notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

The effective interest rate of the Notes for the six months ended June 30, 2013 and 2012 was 5.94%. Interest cost recognized for the six months ended June 30, 2013 and 2012 was $1,435,025 and $2,712,500, respectively.

Note issuance costs incurred by the Company were deferred and are recognized using the effective interest rate method over the term of the Notes. As of June 30, 2013 and December 31, 2012, the unamortized portion of the deferred financing fees was $16,279 and $212,724, respectively.

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Awards

During the six months ended June 30, 2013 and 2012, the Company recorded selling, general and administrative expenses of $544,486 and $709,555, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to employees in prior periods. The total fair value of the stock awards granted to employees at the respective grant dates was $5,665,535, of which the unrecognized portion of $1,898,438 at June 30, 2013 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 1.9 years.

During the six months ended June 30, 2012, the Company recorded research and development costs of $32,500 of stock based compensation cost based on the vesting of the common stock awards granted to consultants in prior periods. At June 30, 2013, these common stock awards were fully amortized.

During the six months ended June 30, 2013 and 2012, the Company recorded selling, general and administrative expenses of $75,000 and $97,525, respectively of earned director share-based compensation. Independent directors earned common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Common Stock to be issued” on the accompanying condensed consolidated financial statements. During the six months ended June 30, 2013 and 2012, the Company did not issue any shares of common stock related to the director awards.

Stock options

The Company calculates the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model. During the six months ended June 30, 2013 and 2012, the Company recorded selling, general and administrative expenses of $259,682 and $588,380, respectively, of stock based compensation based on the vesting of options granted to employees in prior periods. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $238,184 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.2 years as of June 30, 2013.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2013	883,639	$15.70
Granted	–	–
Forfeited	(33,100)	10.70
Outstanding as of June 30, 2013	850,539	$15.90

Vested and expected to vest as of June 30, 2013	850,539

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable

		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 - 21.48	409,850	$20.09	3.91	409,850	$20.09
$9.90 - 16.70	307,040	$13.72	5.05	280,210	$14.09
$8.02	133,649	$8.02	5.78	106,919	$8.02
	850,539			796,979

Options granted have no intrinsic value at the date of these financial statements as the exercise price of all vested and unvested options was greater than the market price of the Company’s Common Stock.

The weighted average value per share of the 883,639 options issued under the Company’s 2006 Plan is $10.41 per share.

Treasury Stock

During 2011, the Company repurchased 224,582 shares of its common stock at a total cost of $799,999 that were retired in May 2013.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2013, the Company had entered into capital commitments for the manufacturing facilities under construction in the PRC. The capital commitments were $36,585,847 that are due within one year and $6,948,709 due after one year but within three years. In addition, the Company had research and development commitments of $5,611,002 within one year and $698,103 after one year but within three years, and purchase commitments for Millettia of $2,398,626 within one year and $2,141,172 after one year but within three years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (See Note 5). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At June 30, 2013, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Legal proceedings

On June 23, 2010, Haining Zhang asserted breach of contract, fraudulent dealing, and breach of fiduciary duty claims against the Company and its Chief Executive Officer, Shu Jun Liu (together “Defendants”).  Zhang’s claims arose out of an alleged 2003 investment banking advisory and consultant agreement, whereby Zhang allegedly arranged for the Company to receive an equity line of credit and was allegedly given the exclusive right to arrange financing transactions for the Company for a period of one year.  Zhang sought damages for allegedly unpaid financing commission and advisory compensation in the amount of $2,410,000, plus interest and expenses.  On September 12, 2011, the District Court granted a motion by Defendants to dismiss Zhang’s claims as either barred by the applicable statute of limitations or as failing to state a claim.  Zhang filed a notice of appeal on October 11, 2011.  On April 23, 2013, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of Zhang’s claims.  Zhang had 90 days from the date of the Second Circuit’s decision in which to seek an appeal to the United States Supreme Court. No such appeal was sought by Zhang and the period to do so has expired.

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc, Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934 and liability pursuant to Section 20(a) thereunder. The complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants. The defendants have moved to dismiss the TAC, and the motion is scheduled to be heard on November 7, 2013.

On October 1, 2012, Peter Barbato filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Eileen Brody, Jun Min, and Baiqing Zhang (collectively, “Defendants”), and the Company as a nominal Defendant.  The Complaint asserts causes of action for Breach of Fiduciary Duty and Unjust Enrichment.  These claims similarly arise out of alleged accounting errors that were made the Company’s financial statements for in the periods between the third quarters ending September 30, 2009 and September 30, 2011, which were filed with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited, and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  The Parties have agreed that Defendants need not respond to the complaint until motions to dismiss the class action Complaint filed against the Company in the Central District of California (discussed above) are resolved.

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether this was sufficient.  Plaintiff has consented to the lifting of the default against the Company and to agree to a schedule for responses to the Complaint.

On April 8, 2013, four of the holders of the Company’s 5% senior convertible notes issued July 15, 2008 (the “Notes”) filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. On August 9, 2013, Plaintiffs submitted to the Court a Request for Final Judgment by Default. The default judgment has been entered, and Plaintiffs have proceeded to domesticate the judgment in states in which Plaintiff believes assets can be found.

There are no other known legal proceedings against the Company.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 15 – SEGMENT REPORTING

For the three months ended June 30, 2013 and 2012, the Company’s segments were as follows:

	Three Months Ended June 30,
	2013	2012
Manufacturing Segment
Revenue from pharmaceutical products	$12,268,177	$15,887,829
Revenue from nutraceutical products	1,838,307	1,285,884
Total manufacturing revenue	14,106,484	17,173,713
Cost of sales	9,429,046	14,668,068
Depreciation and amortization expense	1,194,275	1,064,123
Selling, general and administrative expenses, research and development
costs and advertising costs	12,222,619	17,935,432
Provision for reserves and doubtful accounts-manufacturing segment	2,954,946	(1,315,842)
Operating loss of manufacturing segment	(5,780,571)	(17,793,664)
Distribution Segment
Distribution revenue	6,117,653	10,273,213
Cost of sales	5,809,157	9,586,612
Depreciation and amortization expense-distribution segment	176,827	47,911
Provision for reserves and doubtful accounts-distribution segment	(953,605)	(713,150)
Operating loss of distribution segment	(1,268,848)	(777,573)

Reconciliation to Consolidated Net Loss Attributable to Controlling Interest:
Net loss for reportable segments	(7,049,419)	(18,571,237)
Net loss for corporate segment	(5,791,480)	(7,215,960)
Consolidated Net Loss Attributable to Controlling Interest	$(12,840,899)	$(25,787,197)

For the six months ended June 30, 2013 and 2012, the Company’s segments were as follows:

	Six Months Ended June 30,
	2013	2012
Manufacturing Segment
Revenue from pharmaceutical products	$24,010,946	$30,111,084
Revenue from nutraceutical products	3,531,529	3,211,136
Total manufacturing revenue	27,542,475	33,322,220
Cost of sales	18,860,301	23,951,747
Depreciation and amortization expense	2,400,865	2,626,337
Selling, general and administrative expenses, research and development
costs and advertising costs	29,191,644	34,148,569
Provision for reserves and doubtful accounts-manufacturing segment	926,302	(649,706)
Operating loss of manufacturing segment	(21,980,094)	(29,370,323)
Distribution Segment
Distribution revenue	13,688,425	19,869,982
Cost of sales	12,883,790	18,366,387
Depreciation and amortization expense-distribution segment	356,643	97,252
Provision for reserves and doubtful accounts-distribution segment	(658,070)	(713,150)
Operating loss of distribution segment	(1,245,406)	(835,755)

Reconciliation to Consolidated Net Loss Attributable to Controlling Interest:
Net loss for reportable segments	(23,225,500)	(30,206,078)
Net loss for corporate segment	(10,730,256)	(12,738,044)
Consolidated Net Loss Attributable to Controlling Interest	$(33,955,756)	$(42,944,122)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

As of June 30, 2013 and December 31, 2012, total assets of the manufacturing and distribution segments are as follows:

	June 30,	December 31,
	2013	2012
Manufacturing	$262,826,955	$276,885,064
Distribution	2,501,501	8,741,917
Corporate	153,476,172	160,681,943
Total assets	$418,804,628	$446,308,924

NOTE 16 – INCOME TAX

The provisions for income taxes for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
	2013	2012
Current tax provision-PRC	$440,105	$835,326
Deferred taxes-PRC	610,221	118,639
Total provision for income taxes	$1,050,326	$953,965

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses was as follows:

	Six Months Ended June 30,
	2013	2012
Income tax benefit at PRC statutory tax rate of 25%	$(8,226,358)	$(10,500,265)
Preferential PRC tax rate of 10%	2,178,372	2,923,955
Effect of prior year income tax	38,572	–
Effect of different tax rates on non-PRC operations	1,120,359	1,434,595
Non-recognition of income tax benefit for current year losses	4,116,826	4,315,479
Provision for taxes on deemed interest income	648,186	752,374
Non-deductible expenses in current year	1,104,079	956,016
Other permanent differences	70,290	1,071,811
Total provision for income taxes	$1,050,326	$953,965

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets
Current
Provision for doubtful accounts receivable	$25,911	$25,386
Expenses not deductible in current period	7,705	3,274
Total current deferred tax assets	33,616	28,660
Deferred tax liabilities
Non-current
Amortization	(1,144,120)	(1,156,516)
Depreciation	(778,620)	(323,750)
Step up of acquired assets	(10,648,501)	(10,475,798)
Total non-current deferred tax liabilities	(12,571,241)	(11,956,064)
Net deferred tax liabilities	$(12,537,625)	$(11,927,404)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The Company has not recorded a provision for U.S. federal income tax for the six months ended June 30, 2013 and 2012 due to the cumulative tax net operating losses in the United States. As of June 30, 2013, the Company had net operating tax losses carried forward of approximately $26,000,000, $80,000,000 and $8,000,000 in the U.S., PRC, and Hong Kong, respectively. Those losses carried forward in the U.S. expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At June 30, 2013, the tax benefit of the loss carryforwards had not been recorded and therefore is not presented in the table above.

The Company’s PRC subsidiaries that are deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Six Months Ended June 30,
	2013	2012
Income (loss) per common share-basic	$(0.93)	$(1.09)
Effect of tax holiday	0.00	0.00
Pro forma income (loss) per common share-basic	$(0.93)	$(1.09)

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of June 30, 2013, the Company has recorded an accrued tax of $11,829,261 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized will impact the effective tax rate.

The Company has various open tax years between 2007 and 2012 in its significant operating jurisdictions.

All of the Company’s operations are conducted in the PRC. At June 30, 2013, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $124 million and the Company held approximately $9 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances if be repatriated to the United States then, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company’s Chairman and Chief Executive Office made advances to the Company of $193,923, which were repaid in July, 2013.

NOTE 18 – SUBSEQUENT EVENTS

On October 7, 2013, the Company filed an Amendment to the Certificate of Designation of the Preferred Stock of the Company with the Secretary of State of Nevada. Paragraph 5 of the Certificate of Designation, which governs the voting power with respect to the Company’s Preferred Stock, was amended to include a provision that allows the 1,000,000 issued and outstanding shares of Preferred Stock to have an aggregate voting power of 25% of the shares of the Company’s common stock with respect to any matters upon which only a vote of the holders of the Company’s Common stock is required. This right is in addition to the aggregate voting power of 25% of the combined voting power of the entire Company’s shares of Common Stock and Preferred Stock with respect to any matters upon which the Common Stock and Preferred Stock may vote, which is already provided for in Paragraph 5 of the Certificate of Designation.

On October 31, 2013, the Board of Directors of the Company adopted a resolution approving a 1-for-501 Reverse Stock split of the issued and outstanding shares of Common Stock of the Company. Subsequently, on October 31, 2013, stockholders holding a majority of the voting power of the Common Shares then outstanding approved the Reverse Stock Split. The Reverse Stock Split is part of a transaction structured to reduce the number of record holders of Common Shares to less than 300, allowing the Company to suspend its reporting obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended, and terminate registration of our Common Shares under Section 12(g) of the Exchange Act. This action is being taken to eliminate the significant expense required to comply with the reporting and related requirements of being a publicly traded company in the U.S. The Reverse Stock Split will become effective no earlier than 20 calendar days after an Information Statement on Schedule 14C is mailed to the Company’s stockholders. All references to quantities of common stock or per share amounts herein will not be adjusted until the Reverse Stock Split is effective.

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

At June 30, 2013 and December 31, 2012, we have reserves of $17,599,876 and $18,134,912, respectively, against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at June 30, 2013 and December 31, 2012 was based on the aged nature of these accounts receivable. In making our judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2013 and December 31, 2012, we have allowance against inventories amounting to $45,952 and $47,281, respectively. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making our estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	Results		% of Revenue
	2013	2012	2013	2012

Statement of Operations Data:
Revenues	$20,224,137	$27,446,926	100%	100%
Cost of sales	15,238,203	24,254,680	75%	88%

GROSS PROFIT	4,985,934	3,192,246	25%	12%
Selling, general and administrative expenses	11,018,304	12,060,135	54%	44%
Advertising costs	2,708,324	7,976,078	13%	29%
Research and development costs	1,722,671	1,729,301	9%	6%
Depreciation and amortization	1,855,076	1,578,733	9%	6%
Provision for reserves and doubtful accounts	(1,998,441)	2,067,462	-10%	8%
LOSS FROM OPERATIONS	(10,320,000)	(22,219,463)	-51%	-81%

Equity in losses from equity method investments	(1,004,141)	(1,297,597)	-5%	-5%
Interest expense, net	(1,003,307)	(1,808,010)	-5%	-7%
Other income (expenses), net	185,630	67,702	1%	0%
LOSS BEFORE INCOME TAX	(12,141,818)	(25,257,368)	-60%	-92%
Provision for income taxes	699,081	510,897	3%	2%
NET LOSS	(12,840,899)	(25,768,265)	-63%	-94%
Net income attributable to non-controlling interest	–	(18,932)	–	0%
NET LOSS ATTRIBUTABLE TO
AMERICAN ORIENTAL BIOENGINEERING, INC.	$(12,840,899)	$(25,787,197)	-63%	-94%

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.35)	$(0.66)

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$12,268,177	$15,887,829	$(3,619,652)	-23%
Revenue from nutraceutical products	1,838,307	1,285,884	552,423	43%
Total manufacturing revenue	14,106,484	17,173,713	(3,067,229)	-18%
Distribution revenue	6,117,653	10,273,213	(4,155,560)	-40%
Total revenues	$20,224,137	$27,446,926	$(7,222,789)	-26%

Revenue from our pharmaceutical products decreased from $15,887,829 for the three months ended June 30, 2012 to $12,268,177 for the same period of 2013, a 23% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined from 2012 to 2013.

Revenue in connection with our nutraceutical products increased from $1,285,884 in 2012 to $1,838,307 in 2013, a 43% increase. We experienced material decreases in sales of our nutraceutical products in 2012 caused by the 2012 food safety and drug problem in China, and have seen a rebound in sales in 2013.

Distribution revenue decreased by $4,155,560 or 40%, to $6,117,653 for the three months ended June 30, 2013 from $10,273,213 for the same period of 2012. Sales from our former Yushuntang subsidiary were $3,757,709 in 2012, but due to the sale of our 6% interest in Yushuntang in December 2012, which resulted in the deconsolidation of this subsidiary, Yushuntang’s sales are no longer consolidated in our statement of operations for 2013. Net of Yushuntang, sales from the balance of our distribution business decreased from $6,515,504 in 2012 to $6,117,653 in 2013.

Cost of Sales and Gross Profit

Cost of sales was $15,238,203 for the three months ended June 30, 2013, compared to $24,254,680 for the three months ended June 30, 2012. Cost of sales by segments and product categories were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Pharmaceutical products	$8,180,724	$12,973,803	$(4,793,079)	-37%
Nutraceutical products	1,248,322	1,694,265	(445,943)	-26%
Total manufacturing cost	9,429,046	14,668,068	(5,239,022)	-36%
Distribution cost	5,809,157	9,586,612	(3,777,455)	-39%
Total cost	$15,238,203	$24,254,680	$(9,016,477)	-37%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment. Gross profit as a percentage of revenues for the manufacturing segment was 33% in 2012, up from 15% in 2012.

Cost of sales in the distribution segment decreased along with sales from 2012 to 2013 as a result of the deconsolidation of Yushuntang at the end of 2012, with gross profit as a percentage of revenues also decreasing from 7% to 5%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $12,060,135 in the three months ended June 30, 2012 to $11,018,304 in the three months ended June 30, 2013, representing a 9% decrease. The details of our sales and marketing expenses were as follows:

	Three Months Ended June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Promotional materials and fees	$1,477,323	$1,194,219	$283,104	24%
Payroll	2,976,273	3,308,956	(332,683)	-10%
Shipping	383,264	445,855	(62,591)	-14%
Trips and traveling	759,568	1,425,902	(666,334)	-47%
Professional fees	1,737,381	1,331,863	405,518	30%
Staff welfare and insurance	1,025,825	1,323,151	(297,326)	-22%
Stock based compensation	318,179	696,323	(378,144)	-54%
Miscellaneous	2,340,491	2,333,866	6,625	0%
Total	$11,018,304	$12,060,135	$(1,041,831)	-9%

The decreases in payroll, trips and traveling, and staff welfare and insurance correspond to lower headcount in 2013 as compared with 2012.

Stock based compensation decreased as a result of fewer directors receiving stock based compensation in 2013, as well as the completion of amortization of previously-issued consultant shares and employee stock options.

Increased professional fees resulted primarily from audit, legal and other professional fees incurred in 2013 in connection with bringing our financial filings current.

Advertising Costs

Advertising costs decreased by $5,267,754, or 66%, from $7,976,078 in the three months ended June 30, 2012 to $2,708,324 in the three months ended June 30, 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Advertising costs as a percentage of revenue decreased from 29% in 2012 to 13% in 2013.

Research and Development Costs

Research and development costs decreased by $6,630 from $1,729,301 in the three months ended June 30, 2012 to $1,722,671 in the three months ended June 30, 2013. Expressed as a percentage of revenue, research and development costs were 9% and 6% in 2013 and 2012, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $276,343, or 18%, in the three months ended June 30, 2013 as compared to the same period of 2012. This was mainly due to increased amortization expense related to intangible assets acquired in 2012.

Provision for reserves and doubtful accounts

Provision for doubtful accounts decreased from a charge of $2,067,462 in the three months ended June 30, 2012 to a reversal of bad debts of $1,998,441 in the three months ended June 30, 2013. The reversal of bad debts is primarily due to the cash settlement of long outstanding accounts receivable that had previously been 100% reserved. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments decreased from $1,297,597 in the three months ended June 30, 2012 to $1,004,141 in the three months ended June 30, 2013. The decreased loss was mainly due to lower estimated losses realized by AXN in the three months ended June 30, 2013 as compared to the same period of 2012.

Interest Expense, Net

Net interest expense was $1,808,010 in the three months ended June 30, 2012, compared to net interest expense of $1,003,307 for the three months ended June 30, 2013. The decrease was mainly due to lower average balances of convertible notes resulting from early retirements in the second half of 2012.

Income Tax

The Company’s effective tax rate for the three months ended June 30, 2013 was 6%, compared to 2% in the three months ended June 30, 2012, due primarily to higher losses in 2012. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	Results		% of Revenue
	2013	2012	2013	2012
Statement of Operations Data:
Revenues	$41,230,900	$53,192,202	100%	100%
Cost of sales	31,744,091	42,318,134	77%	80%

GROSS PROFIT	9,486,809	10,874,068	23%	20%
Selling, general and administrative expenses	23,495,026	24,042,204	57%	45%
Advertising costs	6,353,778	14,132,431	15%	27%
Research and development costs	3,129,716	3,296,234	8%	6%
Depreciation and amortization	3,719,283	3,659,432	9%	7%
Provision for reserves and doubtful accounts	(234,489)	3,053,248	-1%	6%
Long term crop inventory costs	2,361,383	–	6%	–
LOSS FROM OPERATIONS	(29,337,888)	(37,309,481)	-71%	-70%

Equity in losses from equity method investments	(1,972,373)	(1,489,047)	-5%	-3%
Interest expense, net	(1,766,998)	(3,551,280)	-4%	-7%
Other income (expenses), net	171,829	348,749	0%	1%
LOSS BEFORE INCOME TAX	(32,905,430)	(42,001,059)	-80%	-79%
Provision for income taxes	1,050,326	953,965	3%	2%
NET LOSS	(33,955,756)	(42,955,024)	-82%	-81%
Net loss attributable to non-controlling interest	–	10,902	–	0%
NET LOSS ATTRIBUTABLE TO
AMERICAN ORIENTAL BIOENGINEERING, INC.	$(33,955,756)	$(42,944,122)	-82%	-81%

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.93)	$(1.09)

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$24,010,946	$30,111,084	$(6,100,138)	-20%
Revenue from nutraceutical products	3,531,529	3,211,136	320,393	10%
Total manufacturing revenue	27,542,475	33,322,220	(5,779,745)	-17%
Distribution revenue	13,688,425	19,869,982	(6,181,557)	-31%
Total revenues	$41,230,900	$53,192,202	$(11,961,302)	-22%

Revenue from our pharmaceutical products decreased from $30,111,084 for the six months ended June 30, 2012 to $24,010,946 for the same period of 2013, a 20% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined from 2012 to 2013.

Revenue in connection with our nutraceutical products increased from $3,211,136 in the six months ended June 30, 2012 to $3,531,529 in the six months ended June 30, 2013, a 10% increase. We experienced material decreases in sales of our nutraceutical products in 2012 caused by the 2012 food safety and drug problem in China, and have seen a rebound in sales in 2013.

Distribution revenue decreased by $6,181,557 or 31%, to $13,688,425 for the six months ended June 30, 2013 from $19,869,982 for the same period of 2012. Sales from our former Yushuntang subsidiary were $7,997,571 in the six months ended June 30, 2012, but due to the sale of our 6% interest in Yushuntang in December 2012, which resulted in the deconsolidation of this subsidiary, Yushuntang’s sales are no longer consolidated in our statement of operations for 2013. Net of Yushuntang, sales from the balance of our distribution business increased from $11,872,411 in 2012 to $13,688,425 in 2013.

Cost of Sales and Gross Profit

Cost of sales was $31,744,091 in the six months ended June 30, 2013, compared to $42,318,134 in the six months ended June 30, 2012. Cost of sales by segments and product categories were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Pharmaceutical products	$16,466,784	$21,053,648	$(4,586,864)	-22%
Nutraceutical products	2,393,517	2,898,099	(504,582)	-17%
Total manufacturing cost	18,860,301	23,951,747	(5,091,446)	-21%
Distribution cost	12,883,790	18,366,387	(5,482,597)	-30%
Total cost	$31,744,091	$42,318,134	$(10,574,043)	-25%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment. Gross profit as a percentage of revenues for the manufacturing segment was 32% in 2013, up from 28% in 2012.

Cost of sales in the distribution segment decreased along with sales from 2012 to 2013 as a result of the deconsolidation of Yushuntang at the end of 2012, with gross profit as a percentage of revenues also decreasing from 8% to 6%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $24,042,204 in the six months ended June 30, 2012 to $23,495,026 in the six months ended June 30, 2013, representing a 2% decrease. The details of our sales and marketing expenses were as follows:

	Six Months Ended June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Promotional materials and fees	$3,663,333	$2,450,204	$1,213,129	50%
Payroll	6,421,119	6,456,740	(35,621)	-1%
Shipping	680,476	895,623	(215,147)	-24%
Trips and traveling	1,328,136	2,562,219	(1,234,083)	-48%
Professional fees	3,125,566	2,199,982	925,584	42%
Staff welfare and insurance	2,229,915	2,842,941	(613,026)	-22%
Stock based compensation	879,169	1,360,458	(481,289)	-35%
Miscellaneous	5,167,312	5,274,037	(106,725)	-2%
Total	$23,495,026	$24,042,204	$(547,178)	-2%

The increase in promotional fees resulted from more promotional expense by us in an effort to generate additional sales in the highly competitive Chinese pharmaceutical marketplace.

Increased professional fees resulted primarily from audit, legal and other professional fees incurred in 2013 in connection with bringing our financial filings current.

The decreases in payroll, trips and traveling, and staff welfare and insurance correspond to lower headcount in 2013 as compared with 2012.

Stock based compensation decreased as a result of fewer directors receiving stock based compensation in 2013, as well as the completion of amortization of previously-issued consultant shares and employee stock options.

Advertising Costs

Advertising costs decreased by $7,778,653, or 55%, from $14,132,431 in the six months ended June 30, 2012 to $6,353,778 in the six months ended June 30, 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Advertising costs as a percentage of revenue decreased from 27% for 2012 to 15% for 2013.

Research and Development Costs

Research and development costs decreased by $166,518 from $3,296,234 in the six months ended June 30, 2012 to $3,129,716 in the six months ended June 30, 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Expressed as a percentage of revenue, research and development costs were 8% and 6% for 2013 and 2012, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $59,851, or 2%, in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This was mainly due to increased amortization expense related to intangible assets acquired in 2012.

Provision for reserves and doubtful accounts

Provision for doubtful accounts decreased from a charge of $3,053,248 in the six months ended June 30, 2012 to a reversal of bad debts of $234,489 in the six months ended June 30, 2013. The reversal of bad debts is primarily due to the cash settlement of long outstanding accounts receivable that had previously been 100% reserved. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Long term crop inventory costs

Subsequent to December 31, 2012, pre-harvest agriculture costs, including cultivation, labor, land leasing costs, and other crop and land maintenance activities, will be capitalized if it is probable that future economic benefits from the use of the assets will be increased. These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the six months ended June 30, 2013, agricultural costs of $2,361,383 were expensed. During the six months ended June 30, 2012, agricultural costs of $3,395,407 were capitalized.

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments increased from $1,489,047 in the six months ended June 30, 2012 to $1,972,373 in the six months ended June 30, 2013. The increased loss was mainly due to larger losses realized by AXN in the six months ended June 30, 2013 as compared to the same period of 2012.

Interest Expense, Net

Net interest expense was $1,766,998 in the six months ended June 30, 2013, compared to net interest expense of $3,551,280 for the six months ended June 30, 2012. The decrease was mainly due to lower average balances of convertible notes resulting from early retirements in the second half of 2012.

Income Tax

The Company’s effective tax rate for the six months ended June 30, 2013 was 3%, compared to 2% in the six months ended June 30, 2012, due primarily to higher losses in 2012. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at June 30, 2013 was $7,004,814, representing a decrease of $92,284, or 1%, compared with our cash position of $7,097,098 at December 31, 2012. The change was mainly attributable to net cash used in operations of $5.3 million in the six months ended June 30, 2012, offset by cash provided by investing activities of $3.1 million and provided by financing activities of $1.2 million.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations, and we take into account such factors as interest income and foreign currency fluctuation.

Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2013, we recorded a loss from operations of $29,337,888 and utilized cash in operations of $4,873,817. As of June 30, 2013, we had a working capital deficit of $36,114,345. In addition, we were in default of $49,161,000 of our convertible notes due July 15, 2015. On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. We presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. No assurances can be given that we will be successful in obtaining additional financing in the future and any future financing that we may obtain may cause significant dilution to existing stockholders.

Historically, our main source of cash was through the sales of our products, common stock sales and debt financing. However, due to the decrease in sales, our ability to meet contractual obligations and payables depends on our ability to implement cost reductions effectively and obtain additional financing. We believe that the ongoing economic challenges and uncertainties experienced in 2012 and the first half of 2013 will continue to negatively impact our business in the remainder 2013. Thus, we expect that for 2013 we will continue to generate losses from operations, and our operating cash flows will not be sufficient to cover operating expense; therefore, we expect to continue to incur net losses

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions. We believe we can utilize our properties and land use rights located in Beijing, China to secure such financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution to shareholders, in case or equity financing.

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

Furthermore, as of June 30, 2013, we had invested in capitalized agricultural cost for $17,804,002. These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. We expect that the cost required for these crops will be around $2.5 million per year. We anticipate that the crops will benefit our operations in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We had a total of $64,685,183 in debt as of June 30, 2013, as compared to $67,642,849 as of December 31, 2012. The decrease of $2,957,666 was mainly due to a decrease in bank acceptance notes to vendors in the first half of 2013.

Cash Flow

Operating Activities

Cash flows used in operations during the six months ended June 30, 2013 amounted to $4,873,817, representing a decrease in cash used of $29,563,772 compared with cash flows used in operations of $34,437,589 for six months ended June 30, 2012. The decrease in net cash used by operating activities was primarily attributable to: (i) lower losses in 2013 as compared to 2012, and (ii) a large decrease in accounts receivable of $16,838,907 in 2013, compared with a decrease of only $4,897,830 in 2012, and (iii) an increase of $3,326,358 in accrued expenses and other payables in 2013, as compared with a decrease of $4,135,928 in 2012.

Investing Activities

Our net cash provided by investing activities amounted to $2,594,473 in the six months ended June 30, 2013, as compared to net cash provided by investing activities of $26,021,071 in the six months ended June 30, 2012. The changes mainly included: (i) cash inflow from the collection of receivable for the sale of the NuoHua affiliate in the amount of $18,278,815 in 2012, and (ii) proceeds from the payment of bank acceptance notes from customers in the first half of 2012 in the amount of $23,068,432 with a corresponding amount of only $4,567,451 in 2013.

Financing Activities

Our net cash provided by financing activities was $1,206,798 in the six months ended June 30, 2013, compared to cash provided by financing activities of $1,924,118 in the six months ended June 30, 2012. The difference is primarily due to (i) net proceeds from bank loans and bank acceptance notes to vendors, net of repayments, of $7,016,929 in 2012, as compared to net repayments of $3,252,251 in 2013, (ii) decreases in restricted cash in 2013 resulting from decreases in bank acceptance notes which require restricted cash deposits, and (iii) the purchase of treasury shares in the amount of $1,270,603 in 2012.

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

We recognized a foreign currency translation adjustment of $7.4 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively. The balance sheet amounts with the exception of equity at June 30, 2013 were translated at 6.2065 RMB to $1.00 USD as compared to 6.3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for the three months ended June 30, 2013 and 2012 were 6.1882 RMB and 6.3309 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

The material weaknesses identified by management are not remediated as of the date of the filing of this quarterly report on Form 10-Q. The Company has performed additional substantive procedures to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures. In addition, with the oversight of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of June 30, 2013 and December 31, 2012, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, at June 30, 2013 and December 31, 2012, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

On June 23, 2010, Haining Zhang asserted breach of contract, fraudulent dealing, and breach of fiduciary duty claims against the Company and its Chief Executive Officer, Shu Jun Liu (together “Defendants”).  Zhang’s claims arose out of an alleged 2003 investment banking advisory and consultant agreement, whereby Zhang allegedly arranged for the Company to receive an equity line of credit and was allegedly given the exclusive right to arrange financing transactions for the Company for a period of one year.  Zhang sought damages for allegedly unpaid financing commission and advisory compensation in the amount of $2,410,000, plus interest and expenses.  On September 12, 2011, the District Court granted a motion by Defendants to dismiss Zhang’s claims as either barred by the applicable statute of limitations or as failing to state a claim.  Zhang filed a notice of appeal on October 11, 2011.  On April 23, 2013, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of Zhang’s claims.  Zhang had 90 days from the date of the Second Circuit’s decision in which to seek an appeal to the United States Supreme Court. No such appeal was sought by Zhang and the period to do so has expired.

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc, Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934 and liability pursuant to Section 20(a) thereunder. The complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants. The defendants have moved to dismiss the TAC, and the motion is scheduled to be heard on November 7, 2013.

On October 1, 2012, Peter Barbato filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Eileen Brody, Jun Min, and Baiqing Zhang (collectively, “Defendants”), and the Company as a nominal Defendant.  The Complaint asserts causes of action for Breach of Fiduciary Duty and Unjust Enrichment.  These claims similarly arise out of alleged accounting errors that were made the Company’s financial statements for in the periods between the third quarters ending September 30, 2009 and September 30, 2011, which were filed with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited, and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  The Parties have agreed that Defendants need not respond to the complaint until motions to dismiss the class action Complaint filed against the Company in the Central District of California (discussed above) are resolved.

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether this was sufficient.  Plaintiff has consented to the lifting of the default against the Company and to agree to a schedule for responses to the Complaint.

On April 8, 2013, four of the holders of the Company’s 5% senior convertible notes issued July 15, 2008 (the “Notes”) filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. On August 9, 2013, Plaintiffs submitted to the Court a Request for Final Judgment by Default. The default judgment has been entered, and Plaintiffs have proceeded to domesticate the judgment in states in which Plaintiff believes assets can be found.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu

TONY LIU

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATED: November 4, 2013

/s/ Yanchun Li

YANCHUN LI

CHIEF FINANCIAL OFFICER

DATED: November 4, 2013

