Form 10-Q
period 2013-09-30
AMERICAN ORIENTAL BIOENGINEERING INC
filed 2014-01-30
CIK 1090514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

On January 21, 2014, 36,566,765 shares of the registrant’s Common Stock, $0.002 par value and 1,000,000 shares of the registrant’s Class A Preferred Stock, $0.001 par value, were outstanding.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,230,995	$7,097,098
Restricted cash	4,124,356	6,514,224
Accounts receivable, net of allowance for doubtful accounts of $18,630,441 and $18,134,912 as of September 30, 2013 and December 31, 2012, respectively	27,228,043	45,543,611
Bank acceptance notes from customers	24,603	4,682,607
Inventories, net of provision for slow-moving inventories of $390,076 and $47,281 as of September 30, 2013 and December 31, 2012, respectively	20,518,004	20,570,846
Advances to suppliers and prepaid expenses	9,328,021	10,292,360
Deferred tax assets	33,817	28,660
Other current assets	289,196	719,075
Total current assets	64,777,035	95,448,481

LONG-TERM ASSETS
Property, plant and equipment, net	186,221,818	171,381,389
Land use rights, net	146,621,019	145,314,928
Capitalized agricultural costs	17,910,513	17,443,475
Acquired intangible assets, net	11,791,161	13,116,380
Investments in and advances to equity method investments	303,392	3,337,485
Deferred financing costs	–	266,786
Total long-term assets	362,847,903	350,860,443
TOTAL ASSETS	$427,624,938	$446,308,924

See accompanying notes to the condensed consolidated financial statements.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$7,380,644	$11,005,423
Accrued expenses and other payables	18,883,588	16,339,129
Bank acceptance notes to vendors	9,874,358	11,054,449
Taxes payable	268,224	762,943
Accrued taxes	12,068,651	11,015,810
Convertible notes, in default	49,161,000	49,161,000
Short-term bank loans	28,611,373	6,807,999
Current portion of long-term bank loans	66,012	64,811
Total current liabilities	126,313,850	106,211,564

LONG-TERM LIABILITIES
Long-term bank loans, net of current portion	5,056,537	554,590
Deferred tax liabilities	12,578,301	11,956,064
Total long-term liabilities	17,634,838	12,510,654
TOTAL LIABILITIES	143,948,688	118,722,218

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $0.002 par value; 75,000,000 shares authorized; 36,566,765 and 36,644,288 shares issued as of September 30, 2013 and December 31, 2012, respectively; 36,566,765 and 36,419,706 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	73,181	73,336
Common stock to be issued (702,479 shares and 611,971 shares as of September 30, 2013 and December 31, 2012, respectively)	476,297	450,561
Additional paid-in capital	178,447,391	177,974,127
Retained earnings	22,965,362	78,097,723
Less: Treasury stock, at cost (224,582 shares as of December 31, 2012)	–	(799,999)
Accumulated other comprehensive income	81,713,019	71,789,958
TOTAL SHAREHOLDERS' EQUITY	283,676,250	327,586,706
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$427,624,938	$446,308,924

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$17,936,408	$29,493,459	$59,167,308	$82,685,661
Cost of sales	14,828,508	23,037,097	46,572,599	65,355,231
GROSS PROFIT	3,107,900	6,456,362	12,594,709	17,330,430

Selling, general and administrative expenses	9,497,545	12,005,502	32,992,571	36,047,706
Advertising costs	5,486,702	9,385,016	11,840,480	23,517,447
Research and development costs	3,245,188	1,681,649	6,374,904	4,977,883
Depreciation and amortization expenses	1,720,678	1,803,167	5,439,961	5,462,599
Provision for reserves and doubtful accounts	2,130,784	777,947	1,896,295	3,831,195
Long term crop inventory costs	–	–	2,361,383	–
Total operating expenses	22,080,897	25,653,281	60,905,594	73,836,830

LOSS FROM OPERATIONS	(18,972,997)	(19,196,919)	(48,310,885)	(56,506,400)

Gain on extinguishment of convertible notes	–	40,413,555	–	40,413,555
Equity in losses from equity method investments	(1,005,915)	(267,470)	(2,978,288)	(1,756,517)
Interest expense, net	(897,875)	(1,423,839)	(2,664,873)	(4,975,119)
Other income (expense), net	(41,207)	94,724	130,622	443,473
INCOME (LOSS) BEFORE INCOME TAX	(20,917,994)	19,620,051	(53,823,424)	(22,381,008)
Provision for income taxes	258,611	487,280	1,308,937	1,441,245
NET INCOME (LOSS)	(21,176,605)	19,132,771	(55,132,361)	(23,822,253)
Income attributable to non-controlling interest	–	(15,320)	–	(4,418)
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC. COMMON SHAREHOLDERS	(21,176,605)	19,117,451	(55,132,361)	(23,826,671)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	2,539,742	(669,718)	9,923,061	3,317,618

COMPREHENSIVE INCOME (LOSS)	$(18,636,863)	$18,447,733	$(45,209,300)	$(20,509,053)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.58)	$0.51	$(1.51)	$(0.62)
Diluted	$(0.58)	$0.50	$(1.51)	$(0.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,539,591	37,403,519	36,559,336	38,722,635
Diluted	36,539,591	38,287,158	36,559,336	38,722,635

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,132,361)	$(23,822,253)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,085,884	8,955,563
Amortization of deferred financing costs	212,725	591,871
Loss on property, plant and equipment	–	(6,424)
Provision for reserves and doubtful accounts	1,889,302	3,552,655
Deferred taxes	617,080	64,435
Stock-based consulting expenses	–	33,750
Stock-based compensation expenses	1,186,343	1,946,902
Independent director stock compensation	112,500	135,025
Losses from equity method investments	2,978,288	1,756,517
Gain on extinguishment of convertible notes	–	(40,413,555)
Changes in operating assets and liabilities:
Accounts receivable	17,820,040	9,251,412
Inventories	(289,282)	(8,376,013)
Advances to suppliers and prepaid expenses	(187,238)	2,260,262
Other current assets	441,876	1,879,237
Accounts payable	(3,657,087)	1,978,576
Accrued expenses and other payables	2,437,111	1,798,093
Taxes payable	(494,719)	(439,596)
Accrued taxes	1,052,841	1,713,811
Net cash used in operating activities	(21,926,697)	(37,139,732)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,119,941)	(9,347,876)
Capitalized agricultural costs	–	(3,502,810)
Proceeds from payment of bank acceptance notes from customers	4,658,004	24,278,884
Cash proceeds from disposal of NuoHua affiliate	–	18,278,815
Deposit for long-term assets	–	(3,911,303)
Investments in and advances to equity investments	(214,286)	12,533
Proceeds from disposal of property, plant and equipment	–	(870)
Net cash provided by (used in) investing activities	(10,676,223)	25,807,373
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	2,389,868	(6,781,052)
Proceeds from bank loans and bank acceptance notes to vendors	39,576,313	13,914,228
Repayment of bank loans and bank acceptance notes to vendors	(14,897,613)	(3,827,075)
Repurchase of convertible notes	–	(18,478,888)
Repurchase of common stock	–	(1,270,603)
Net cash provided by (used in) financing activities	27,068,568	(16,443,390)
Effect of exchange rate changes on cash and cash equivalents	1,668,249	1,579,982
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,866,103)	(26,195,767)
Cash and cash equivalents, beginning of the period	7,097,098	52,627,928
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,230,995	$26,432,161

(continued)

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$581,211	$3,050,773
Cash paid for income taxes	642,622	375,316
Non-cash investing and financing activities:
Deposit used to acquire other intangible assets	–	3,888,617
Retirement of treasury shares	799,999	1,270,603
Retirement of prepaid forward purchase contract	–	29,998,616
Fair value of common stock issued to independent directors	86,764	–

See accompanying notes to the condensed consolidated financial statements

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Oriental Bioengineering, Inc. (“AOB” or “the Company”) is a fully integrated pharmaceutical company dedicated to improving health through the development, manufacture, commercialization and distribution of a broad range of pharmaceutical and healthcare products in the People’s Republic of China (the “PRC”).

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries as of and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2013 and for all periods presented. Information as of December 31, 2012 has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on June 11, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2013.

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

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with U.S. generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2013, the Company recorded a loss from operations of $48,310,885 and utilized cash in operations of $21,926,697. As of September 30, 2013, the Company had a working capital deficit of $61,536,815.  In addition, the Company was in default of its convertible notes (the “Notes”) due July 15, 2015 (see Note 12), which had a balance of $49,161,000 as of September 30, 2013. On April 8, 2013, four of the holders of the Notes (the “Plaintiffs”) filed an action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, which action was withdrawn and the present action interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. On August 9, 2013, Plaintiffs submitted to the Court a Request for Final Judgment by Default. The default judgment has been entered and Plaintiffs have proceeded to domesticate the judgment in states in which Plaintiffs believe an asset can be found (see Note 14). The Company presently does not have the ability to pay the Notes. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the sales of its products, proceeds from the issuance of common stock, and debt financing. However, due to the decrease in sales, the Company’s ability to meet contractual obligations and payables depends on its ability to implement cost reductions effectively and obtain additional financing. The Company believes that the ongoing economic challenges and uncertainties experienced in 2012 and the first three quarters of 2013 will continue to negatively impact its business in the remainder of 2013 and the beginning of 2014. Thus, the Company expects that for 2013 it will continue to generate losses from operations, and its operating cash flows will not be sufficient to cover operating expense; therefore, the Company expects to continue to incur net losses.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional debt financing and credit lines, delaying capital spending for future periods, and/or operating cost reductions. The Company believes it can utilize its currently unencumbered buildings and land use rights located in Beijing, PRC with an aggregate net book value of approximately $89,000,000 at September 30, 2013 to secure financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution to shareholders, in the case of equity financing.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings per share calculation gives effect to all potentially dilutive common shares outstanding during the year. As of September 30, 2013, common stock equivalents were composed of options convertible into 850,539 shares of the Company’s common stock and notes convertible into 6,084,282 shares of the Company’s common stock. For the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012, common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Unless the situation in the Company’s business change or are projected to change in subsequent period the Company believes it may have addition exposure to impairments of it intangible and tangibles assets in the fourth quarter of 2013.

Recent Accounting Pronouncements

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

NOTE 3 – CONCENTRATION OF RISKS

Concentration of credit risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and prepaid forward repurchase contract. As of September 30, 2013, substantially all of the Company’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and mainly derived from revenue earned from customers in the PRC, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. The Company maintains reserves for estimated credit losses, which have generally been within its expectations.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2013	2012
Accounts receivable	$45,858,484	$63,678,523
Allowance for doubtful accounts	(18,630,441)	(18,134,912)
Accounts receivable, net	$27,228,043	$45,543,611

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

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2013	2012
Raw materials	$11,000,369	$6,390,360
Work in process	1,399,577	4,042,287
Finished goods	8,508,134	10,185,480
Total inventories	20,908,080	20,618,127
Less: provision against slow-moving inventories	(390,076)	(47,281)
Inventories, net	$20,518,004	$20,570,846

Capitalized agricultural costs are summarized as follows:

	September 30,	December 31,
	2013	2012
Growing crops	$6,858,952	$6,643,146
Payments for long-term crop contracts	6,800,078	6,622,758
Prepaid land leasing costs for long-term supply contracts and others	4,251,483	4,177,571
Capitalized agricultural costs	$17,910,513	$17,443,475

The Company has reflected capitalized agriculture costs for Millettia and Xanthoceras Sorbifolia Bge (“XSB”) as a long term asset as it does not expect to utilize these assets currently. These pre-harvest agricultural costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the nine months ended September 30, 2013, pre-harvest agricultural costs incurred during the period of $2,361,383 were expensed.

NOTE 6 – ADVANCES TO SUPPLIERS AND PREPAID EXPENSES

	September 30,	December 31,
	2013	2012
Advances to suppliers	$9,273,122	$10,065,358
Prepaid expenses	54,899	227,002
Advances to suppliers and prepaid expenses	$9,328,021	$10,292,360

Advances to suppliers mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. Prepaid expenses mainly relate to the prepaid research and development expenses to external contractors. During the nine months ended September 30, 2013, advances to suppliers totaling $1,154,175 were written off.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 7– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2013	2012
Original cost:
Buildings	$142,062,010	$139,294,146
Machinery and equipment	29,234,408	28,451,421
Motor vehicles	2,149,681	2,091,043
Office equipment	3,235,845	3,168,422
Other equipment	5,531,600	2,392,323
Construction in progress	47,329,086	33,389,418
	229,542,630	208,786,773
Less: Accumulated depreciation	(43,320,812)	(37,405,384)
Property, plant and equipment, net	$186,221,818	$171,381,389

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $4,872,085 and $5,095,598, respectively. As of September 30, 2013 and December 31, 2012, the net book value of property, plant and equipment pledged as collateral for bank loans was $42,411,869 and $6,099,734, respectively (see Note 11). As of September 30, 2013, the Company had entered into capital commitments for $31,827,129 due within one year and $6,990,279 due after one year but within three years (see Note 14).

NOTE 8 – LAND USE RIGHTS

Land use rights consist of the following:

	September 30,	December 31,
	2013	2012
Cost of land use rights	$162,700,954	$158,458,327
Less: Accumulated amortization	(16,079,935)	(13,143,399)
Land use rights, net	$146,621,019	$145,314,928

Amortization expense for the nine months ended September 30, 2013 and 2012 was $2,556,399 and $2,670,357, respectively. As of September 30, 2013 and December 31, 2012, the net book value of land use rights pledged as collateral was $64,849,366 and $20,664,778, respectively (see Note 11).

NOTE 9– ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets are summarized as follows:

	September 30,	December 31,
	2013	2012
At cost:
Product licenses	$13,800,739	$13,440,868
Trademarks	6,883,496	6,704,001
Patents	3,500,705	3,409,420
Software	192,488	187,469
Liaoning Baicao pharmaceutical trade license	5,712,521	5,563,560
	30,089,949	29,305,318
Less: Accumulated amortization
Product licenses	(8,748,359)	(7,947,887)
Trademarks	(6,130,263)	(5,514,005)
Patents	(2,860,775)	(2,616,351)
Software	(130,952)	(110,695)
Liaoning Baicao pharmaceutical trade license	(428,439)	–
	(18,298,788)	(16,188,938)
Acquired intangible assets, net	$11,791,161	$13,116,380

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Amortization expense for the nine months ended September 30, 2013 and 2012 was $1,657,400 and $1,152,681, respectively.

At December 31, 2012, the Liaoning Baicao pharmaceutical trade license was accounted for as an indefinite lived intangible asset. The Company’s assessment of indefinite life is reviewed annually. At December 31, 2012, the Company determined that based on various factors, including the changing nature of the pharmaceutical industry in China, it would reclassify the Liaoning Baicao pharmaceutical trade license to a finite lived asset to be amortized over an estimated useful life of 10 years. Beginning January 1, 2013, the formerly indefinite lived intangible asset was reclassified to finite lived intangible asset, and the change in amortization is being made on a prospective basis.

The Company conducts impairment tests on an annual basis in the fourth quarter to determine if the carrying values of acquired intangible assets are in excess of the fair value, and that such assets are active, being used in production of products, or are intended to be utilized in future production. No impairment charges were recognized in the nine months ended September 30, 2013 or 2012.

NOTE 10 – INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTMENTS

At September 30, 2013, the Company owned a 33.7% equity interest in AXN, a 49% equity interest in Yushuntang, and a 40% equity interest in Jinji. For the nine months ended September 30, 2013, the changes in investments in and advances to equity method investments are summarized as follows:

	AXN	Jinji	Yushuntang	Total
Balance - December 31, 2012	$2,957,077	$147,512	$232,896	$3,337,485
Advances (net of repayments)	(6,600)	150,769	70,117	214,286
Provision for uncollectible advances	(56,367)	–	(221,675)	(278,042)
Income (loss)	(2,894,110)	63	(84,241)	(2,978,288)
Foreign currency translations	–	5,048	2,903	7,951
Balance - September 30, 2013	$–	$303,392	$–	$303,392

The Company had previously consolidated the financial statements of Yushuntang as a 55% majority owned subsidiary. Effective December 31, 2012, the Company’s ownership decreased below 50% to 49% and this entity no longer qualified for consolidation and is treated as a long term investment using the equity method. For the nine months ended September 30, 2012, Yushuntang reported revenues of $11,328,909, gross profit of $768,998, income from operations of $9,018, and net income of $9,818, which are included in the accompanying consolidated statement of operations. The provision for uncollectible advances is against advances made to Yushuntang during 2013.

NOTE 11 – DEBT

At September 30, 2013 and December 31, 2012, bank acceptance notes to vendors were $9,874,358 and $11,054,449, respectively and due at various dates from November 9, 2013 to March 25, 2014. These short-term notes payable are lines of credit extended by the banks, which in turn issue to the Company a bank acceptance note that can be endorsed and assigned to vendors as payment for purchases. The short-term notes payable are generally payable within three to six months, and guaranteed by the bank. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the total note value. In addition, the banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. At September 30, 2013 and December 31, 2012, restricted cash as a guarantee for the notes payable amounted to $4,124,356 and $6,514,224, respectively.

At September 30, 2013 and December 31, 2012, short-term loans obtained from local banks were $28,611,373 and $6,807,999, respectively. The short-term loans payable are due on various dates through September 9, 2014, with interest ranging from 6.00% to 7.20% per annum, and secured by property, plant and equipment and land use rights owned by the Company. At September 30, 2013 and December 31, 2012, the short-term loans are secured by property, plant and equipment owned by the Company of $42,479,270 and $6,099,734, respectively, and land use rights owned by the Company of $45,293,270 and $20,664,778, respectively.

At September 30, 2013 and December 31, 2012, the Company had outstanding long-term bank loans as follows:

	September 30,	December 31,
	2013	2012
2.50% long term bank loan maturing December 31, 2021	$570,740	$619,401
6.15% long term bank loan maturing September 22, 2016	4,551,809	–
Total	5,122,549	619,401
Current portion	66,012	64,811
Long-term potion	$5,056,537	$554,590

The long term loan maturing on December 31, 2021 is secured by property, plant, and equipment with a net book value of $1,200,713 at September 30, 2013. The long term loan maturing on September 22, 2016 is secured by property, plant, and equipment with a net book value of $26,403,680 that also secures short term loans from the same bank with a face value of $5,852,326 as of September 30, 2013.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 12 – CONVERTIBLE NOTES

On July 15, 2008 the Company issued $115,000,000, 5% unsecured senior convertible notes (the “Notes”), due July 15, 2015, for net proceeds of $110,358,550. The Notes are in default, which was caused by the delisting of the Company’s common stock by the New York Stock Exchange (“NYSE”) as described in the Form 25NSE filed on April 16, 2012 by the NYSE; and by the non-payment of the semiannual interest due on July 15, 2012 and January 15, 2013. Through December 31, 2012, the Company had repurchased a total of $65,839,000 in principal amount of the Notes for cash consideration of $21,638,892, leaving an aggregate of $49,161,000 in principal amount outstanding.

During the nine months ended September 30, 2012, the Company repurchased a total of $59,339,000 of principal amount of the Notes for $18,478,888 cash consideration and expensed $446,557 of related unamortized Notes issue cost resulting in a net gain of $40,413,555. During the nine months ended September 30, 2013, there were no repurchases of Notes.

On February 19, 2013, the Company received a notice of acceleration under the terms of the Notes. The notice was sent by certain holders of the Senior Notes that together hold more than 25% of the aggregate principal amount of the Notes. As of September 30, 2013, the aggregate principal amount of the Notes, and unpaid, but accrued interest was $53,559,355. The notice of acceleration resulted in the principal amount of the Notes plus accrued and all unpaid interest and accrued and unpaid additional interest on the Notes through February 19, 2013, to become immediately due and payable.

On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. On August 9, 2013, Plaintiffs submitted to the Court a Request for Final Judgment by Default. The default judgment has been entered and Plaintiffs have proceeded to domesticate the judgment in states in which Plaintiffs believe an asset can be found

The Notes are convertible, at the option of the holder, at an initial conversion price of $9.29 per share, adjusted to $8.08 on January 15, 2009. The conversion rate is subject to certain adjustments. Pursuant to the terms of the Notes, holders may require the Company to repurchase all or a portion of their Notes on July 15, 2013 for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

The effective interest rate of the Notes for the nine months ended September 30, 2013 and 2012 was 5.94%. Interest expense recognized for the nine months ended September 30, 2013 and 2012 was $2,056,262 and $4,253,127, respectively.

Note issuance costs incurred by the Company were deferred and recognized using the effective interest rate method over the term of the Notes. These note issuance costs were fully amortized as of September 30, 2013. As of December 31, 2012, the unamortized portion of the deferred financing fees was $212,724.

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Awards

During the nine months ended September 30, 2013 and 2012, the Company recorded selling, general and administrative expenses of $823,597 and $1,064,332, respectively, of stock based compensation cost based on the vesting of the common stock awards granted to employees in prior periods. The total fair value of the stock awards granted to employees at the respective grant dates was $5,665,535, of which the unrecognized portion of $1,619,327 at September 30, 2013 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 1.7 years.

During the nine months ended September 30, 2012, the Company recorded research and development costs of $33,750 of stock based compensation cost based on the vesting of the common stock awards granted to consultants in prior periods. At September 30, 2013, these common stock awards were fully amortized.

During the nine months ended September 30, 2013 and 2012, the Company recorded selling, general and administrative expenses of $112,500 and $135,025, respectively, of earned director share-based compensation. Independent directors earned common stock awards on a monthly basis, with grants generally made in the following year for shares earned. Shares earned but not granted are reflected in “Common Stock to be Issued” on the accompanying condensed consolidated financial statements. During the nine months ended September 30, 2013, the Company issued 147,059 shares of common stock with a fair value of $86,471 related to the director awards. No shares were issued related to the director awards during the nine months ended September 30, 2012.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Stock options

The Company calculates the estimated fair value of granted options on the grant date, using the Black-Scholes-Merton Option Pricing Model. During the nine months ended September 30, 2013 and 2012, the Company recorded selling, general and administrative expenses of $362,746 and $882,570, respectively, of stock based compensation based on the vesting of options granted to employees in prior periods. The total fair value of the options granted to employees at the respective grant dates was $9,194,987, of which the unrecognized portion of $135,120 is expected to be recognized following the straight-line method over the remaining weighted average vesting period of 0.1 years as of September 30, 2013.

The following table summarizes the stock option activities of the Company:

		Weighted
		Average
	Activity	Exercise Price
Outstanding as of January 1, 2013	883,639	$15.70
Granted	–	16
Forfeited	(33,100)	15.70
Outstanding as of September 30, 2013	850,539	$15.70

Vested and expected to vest as of September 30, 2013	850,539

The following table summarizes information about stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual Life	Number of	Weighted Average Exercise
Range of Exercise Prices	Shares	Price	(in years)	Shares	Price
$17.08 - 21.48	409,850	$20.09	3.66	409,850	$20.09
$9.90 - 16.70	307,040	$13.72	4.80	280,210	$14.09
$8.02	133,649	$8.02	5.53	106,919	$8.02
	850,539			796,979

Options granted have no intrinsic value at the date of these financial statements as the exercise price of all vested and unvested options was greater than the market price of the Company’s Common Stock.

Treasury Stock

During 2011, the Company repurchased 224,582 shares of its common stock at a total cost of $799,999 that were retired in May 2013.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2013, the Company had entered into capital commitments for the manufacturing facilities under construction in the PRC. The capital commitments were $31,827,129 that are due within one year and $6,990,279 due after one year but within three years. In addition, the Company had research and development commitments of $378,288 within one year and $3,641,447 after one year but within three years, and purchase commitments for Millettia of $2,412,976 within one year and $2,153,981 after one year but within three years.

The Company also has an unconditional purchase commitment in connection with the Millettia long-term supply contracts, which is not expected to be harvested until after 2018 (See Note 5). The purchase amount will be based on fair value discounted at a pre-determined rate pursuant to the long-term supply contracts. At September 30, 2013, the Company had a commitment to pay maintenance fees of approximately $111,000 (RMB 700,000) per year from 2013 to 2019 related to the XSB long-term supply contract.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Legal proceedings

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc, Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934 and liability pursuant to Section 20(a) thereunder. The complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants. The defendants moved to dismiss the TAC, and a motion scheduled to be heard on November 7, 2013 was cancelled. No further action has been taken.

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

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether this was sufficient.  Plaintiff has consented to the lifting of the default against the Company and to agree to a schedule for responses to the Complaint. The parties have so stipulated, and the Court has approved the stipulation.

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

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

On December 2, 2013, the same Plaintiffs who brought the action claiming a default under the Notes, which is referenced above, brought an action in which they sought and obtained a temporary restraining order (“TRO”), prohibiting the Company from buying fractional shares in connection with a reverse stock split that the Company intends to effect. The reverse stock split is part of a transaction whereby the Company would effect a 1-for-501 reverse stock split of its shares of Common Stock and make a cash payment of $0.50 per pre-reverse stock split share, in lieu of the issuance of fractional shares as a result of the reverse stock split. The transaction is intended to reduce the number of the Company’s record holders below 300, so that the Company could de-register as a reporting company with the SEC and effectively “go private.” The TRO was granted by the Court. In granting TRO, the Court noted that it was not anticipated that the reverse stock split would be consummated prior to the hearing on Plaintiffs motion for an order to show cause as to why the Court should not preliminarily grant relief and thus the TRO would not present any real burden on the Company.  The Company is still able to continue the process required under the federal securities laws to move forward with the reverse stock split. On January 7, 2014, argument was heard on the order to show cause. On January 14, 2014, the Court denied the Plaintiff’s motion for a Preliminary Injunction, which sought to continue the TRO, thereby ending the temporary restraint.

There are no other known legal proceedings against the Company.

NOTE 15 – SEGMENT REPORTING

For the three months ended September 30, 2013 and 2012, the Company’s segments were as follows:

	Three Months Ended September 30,
	2013	2012
Manufacturing Segment
Revenue from pharmaceutical products	$11,811,275	$14,860,925
Revenue from nutraceutical products	1,716,574	1,587,654
Total manufacturing revenue	13,527,849	16,448,579
Cost of sales	10,701,656	11,037,711
Depreciation and amortization expense	1,056,507	1,288,162
Selling, general and administrative expenses, research and development
costs and advertising costs	15,124,297	19,314,424
Provision for reserves and doubtful accounts-manufacturing segment	(2,237,088)	(686,289)
Operating loss of manufacturing segment	(15,593,554)	(15,837,603)
Distribution Segment
Distribution revenue	4,408,559	13,044,880
Cost of sales	4,126,852	11,999,386
Depreciation and amortization expense-distribution segment	176,556	48,352
Provision for reserves and doubtful accounts-distribution segment	314,229	(39,469)
Operating income (loss) of distribution segment	(79,326)	104,567
Reconciliation to Consolidated Net Loss Attributable to Controlling Interest:
Net loss for reportable segments	(15,672,880)	(15,733,036)
Net loss for corporate segment	(5,503,725)	(5,563,068)
Gain on extinguishment of convertible notes	–	40,413,555
Consolidated Net Income (Loss) Attributable to Controlling Interest	$(21,176,605)	$19,117,451

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

For the nine months ended September 30, 2013 and 2012, the Company’s segments were as follows:

	Nine Months Ended September 30,
	2013	2012
Manufacturing Segment
Revenue from pharmaceutical products	$35,822,221	$44,972,009
Revenue from nutraceutical products	5,248,103	4,798,790
Total manufacturing revenue	41,070,324	49,770,799
Cost of sales	29,561,957	34,989,458
Depreciation and amortization expense	3,457,372	3,914,499
Selling, general and administrative expenses, research and development costs and advertising costs	44,315,941	53,462,993
Provision for reserves and doubtful accounts-manufacturing segment	1,310,786	2,668,267
Operating loss of manufacturing segment	(37,573,648)	(45,207,926)
Distribution Segment
Distribution revenue	18,096,984	32,914,862
Cost of sales	17,010,642	30,365,773
Depreciation and amortization expense-distribution segment	533,199	145,604
Provision for reserves and doubtful accounts-distribution segment	343,841	(752,619)
Operating loss of distribution segment	(1,324,732)	(731,188)
Reconciliation to Consolidated Net Loss Attributable to Controlling Interest:
Net loss for reportable segments	(38,898,380)	(45,939,114)
Net loss for corporate segment	(16,233,981)	(18,301,112)
Gain on extinguishment of convertible notes	–	40,413,555
Consolidated Net Loss Attributable to Controlling Interest	$(55,132,361)	$(23,826,671)

All operating revenues comprise amounts received from external third party customers. All of the Company’s operations are located in the PRC.

As of September 30, 2013 and December 31, 2012, total assets of the manufacturing and distribution segments are as follows:

	September 30,	December 31,
	2013	2012
Manufacturing	$270,232,907	$276,885,064
Distribution	7,025,417	8,741,917
Corporate	150,366,614	160,681,943
Total assets	$427,624,938	$446,308,924

NOTE 16 – INCOME TAX

The provisions for income taxes for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,
	2013	2012
Current tax provision-PRC	$691,857	$1,376,810
Deferred taxes-PRC	617,080	64,435
Total provision for income taxes	$1,308,937	$1,441,245

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The reconciliation of tax computed by applying the statutory income tax rate applicable to the PRC operations to income tax expenses was as follows:

	Nine Months Ended September 30,
	2013	2012
Income tax benefit at PRC statutory tax rate of 25%	$(13,455,153)	$(5,595,252)
Preferential PRC tax rate of 10%	3,562,238	4,515,026
Effect of different tax rates on non-PRC operations	1,635,088	(4,403,678)
Non-recognition of income tax benefit for current year losses	6,841,208	6,385,785
Provision for taxes on deemed interest income	954,200	1,155,933
Non-deductible expenses in current year	1,706,702	1,505,449
Other permanent differences	64,654	(2,122,018)
Total provision for income taxes	$1,308,937	$1,441,245

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets
Current
Provision for doubtful accounts receivable	$26,066	$25,386
Expenses not deductible in current period	7,751	3,274
Total current deferred tax assets	33,817	28,660
Deferred tax liabilities
Non-current
Amortization	(1,241,200)	(1,156,516)
Depreciation	(796,394)	(323,750)
Step up of acquired assets	(10,540,707)	(10,475,798)
Total non-current deferred tax liabilities	(12,578,301)	(11,956,064)
Net deferred tax liabilities	$(12,544,484)	$(11,927,404)

The Company has not recorded a provision for U.S. federal income tax for the nine months ended September 30, 2013 and 2012 due to the cumulative tax net operating losses in the United States. As of September 30, 2013, the Company had net operating tax losses carried forward of approximately $32,000,000, $105,000,000 and $8,000,000 in the U.S., PRC, and Hong Kong, respectively. Those losses carried forward in the U.S. expire between years 2025 and 2030, and in the PRC expire between years 2015 and 2018. Losses incurred in Hong Kong are carried forward indefinitely. In the PRC and Hong Kong the subsidiaries with loss carryforwards are taxed on a separate return basis and the Company has determined all amounts should have full valuation allowances. At September 30, 2013, the tax benefit of the loss carryforwards had not been recorded and therefore is not presented in the table above.

The Company’s PRC subsidiaries that are deemed “high technology” enterprises are subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Nine Months Ended September 30,
	2013	2012
Income (loss) per common share-basic	$(1.51)	$(0.62)
Effect of tax holiday	0.00	0.00
Pro forma income (loss) per common share-basic	$(1.51)	$(0.62)

Accrued Taxes

Effective January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. As of September 30, 2013, the Company has recorded an accrued tax liability of $12,068,651 mainly related to tax positions associated with deemed interest on non-trade intercompany transactions. It is possible that the amount accrued will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time. The accrued taxes, if ultimately recognized, will impact the effective tax rate.

AMERICAN ORIENTAL BIOENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The Company has various open tax years between 2007 and 2012 in its significant operating jurisdictions.

All of the Company’s operations are conducted in the PRC. At September 30, 2013, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $105 million and the Company held approximately $7.4 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances if repatriated to the United States, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has not been accrued for cash to be repatriated.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the first half of 2013, the Company’s Chairman and Chief Executive Office made advances to the Company of $193,923, which were repaid in July 2013.

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

BUSINESS OVERVIEW

Global economic challenges and uncertainties have impacted our business in 2011, 2012 and 2013. These challenges and uncertainties have negatively affected consumers’ demands for both pharmaceutical and nutraceutical products, which contributed to the overall decline in sales of our manufacturing segments.

In addition, the establishment of price controls over prescription and over-the-counter medicines negatively impacted our business. There were two price adjustments by the Price Control Office in 2011 and 2012, respectively, that lowered certain prices of prescription and over-the-counter medicines. As a result, we lost our ability to compete effectively due to the pricing adjustments, particularly when we entered the state-owned hospitals’ purchase of medicine tendering process. As a result, sales in our manufacturing segments fell sharply.

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

We are taking actions to mitigate the impact of these economic conditions by: 1) focusing on our well-recognized brand names, including AOBO and our Jinji products; 2) diversifying our products through product line extension; and 3) developing and introducing new products.

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

At September 30, 2013 and December 31, 2012, we have reserves of $18,630,441 and $18,134,912, respectively, against accounts receivable. Our estimate of the appropriate reserve on accounts receivable at September 30, 2013 and December 31, 2012 was based on the aged nature of these accounts receivable. In making our judgment, we assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2013 and December 31, 2012, we have allowance against inventories amounting to $94,207 and $47,281, respectively. Our determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making our estimate, we considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Results		% of Revenue
	2013	2012	2013	2012

Statement of Operations Data:
Revenues	$17,936,408	$29,493,459	100%	100%
Cost of sales	14,828,508	23,037,097	83%	78%

GROSS PROFIT	3,107,900	6,456,362	17%	22%
Selling, general and administrative expenses	9,497,545	12,005,502	53%	41%
Advertising costs	5,486,702	9,385,016	31%	32%
Research and development costs	3,245,188	1,681,649	18%	6%
Depreciation and amortization	1,720,678	1,803,167	10%	6%
Provision for reserves and doubtful accounts	2,130,784	777,947	12%	3%
LOSS FROM OPERATIONS	(18,972,997)	(19,196,919)	-106%	-65%

Gain on extinguishment of convertible notes	–	40,413,555	0%	137%
Equity in losses from equity method investments	(1,005,915)	(267,470)	-6%	-1%
Interest expense, net	(897,875)	(1,423,839)	-5%	-5%
Other income (expenses), net	(41,207)	94,724	0%	0%
INCOME (LOSS) BEFORE INCOME TAX	(20,917,994)	19,620,051	-117%	67%
Provision for income taxes	258,611	487,280	1%	2%
NET INCOME (LOSS)	(21,176,605)	19,132,771	-118%	65%
Net income attributable to non-controlling interest	–	(15,320)	0%	0%
NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(21,176,605)	$19,117,451	-118%	65%

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Basic	$(0.58)	$0.51
Diluted	$(0.58)	$0.50

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$11,811,275	$14,860,925	$(3,049,650)	-21%
Revenue from nutraceutical products	1,716,574	1,587,654	128,920	8%
Total manufacturing revenue	13,527,849	16,448,579	(2,920,730)	-18%
Distribution revenue	4,408,559	13,044,880	(8,636,321)	-66%
Total revenues	$17,936,408	$29,493,459	$(11,557,051)	-39%

Revenue from our pharmaceutical products decreased from $14,860,925 for the three months ended September 30, 2012 to $11,811,275 for the same period of 2013, a 21% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have had a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined from 2012 to 2013.

Revenue in connection with our nutraceutical products increased from $1,587,654 in 2012 to $1,716,574 in 2013, an 8% increase. We experienced material decreases in sales of our nutraceutical products in 2012 caused by the 2012 food safety and drug problem in China, however we have seen a rebound in sales in 2013.

Distribution revenue decreased by $8,636,321 or 66%, to $4,408,559 for the three months ended September 30, 2013 from $13,044,880 for the same period of 2012. Sales from our former Yushuntang subsidiary were $3,331,338 in the three months ended September 30, 2012, but due to the sale of our 6% interest in Yushuntang in December 2012, which resulted in the deconsolidation of this subsidiary, Yushuntang’s sales are no longer consolidated in our statement of operations for 2013. Net of Yushuntang, sales from the balance of our distribution business decreased from $9,713,542 in 2012 to $4,408,559 in 2013.

Cost of Sales and Gross Profit

Cost of sales was $14,828,508 for the three months ended September 30, 2013, compared to $23,037,097 for the three months ended September 30, 2012. Cost of sales by segments and product categories were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Pharmaceutical products	$9,535,761	$9,785,868	$(250,107)	-3%
Nutraceutical products	1,165,895	1,251,843	(85,948)	-7%
Total manufacturing cost	10,701,656	11,037,711	(336,055)	-3%
Distribution cost	4,126,852	11,999,386	(7,872,534)	-66%
Total cost	$14,828,508	$23,037,097	$(8,208,589)	-36%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment. Gross profit as a percentage of revenues for the manufacturing segment was 21% in 2013, down from 33% in 2012.

Cost of sales in the distribution segment decreased along with sales from 2012 to 2013 as a result of the deconsolidation of Yushuntang at the end of 2012, with gross profit as a percentage of revenues also decreasing from 8% to 6%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $12,005,502 in the three months ended September 30, 2012 to $9,497,545 in the three months ended September 30, 2013, representing a 21% decrease. The details of our sales and marketing expenses were as follows:

	Three Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Promotional materials and fees	$1,471,656	$1,859,918	$(388,262)	-21%
Payroll	2,788,409	3,020,110	(231,701)	-8%
Shipping	371,389	464,423	(93,034)	-20%
Trips and traveling	654,382	620,640	33,742	5%
Professional fees	1,251,309	913,494	337,815	37%
Staff welfare and insurance	942,917	1,134,896	(191,979)	-17%
Stock based compensation	419,675	686,468	(266,793)	-39%
Miscellaneous	1,597,808	3,305,553	(1,707,745)	-52%
Total	$9,497,545	$12,005,502	$(2,507,957)	-21%

The decrease in promotional fees resulted from promotions focused more in the first and second quarters of 2013 as compared with 2012.

Stock based compensation decreased as a result of fewer directors receiving stock based compensation in 2013, as well as the completion of amortization of previously-issued consultant shares and employee stock options.

The decreases in payroll and staff welfare and insurance correspond to lower headcount in 2013 as compared with 2012.

Increased professional fees resulted primarily from audit, legal and other professional fees incurred in 2013 in connection with bringing our financial filings current, as well as the costs of our ongoing legal proceedings.

Advertising Costs

Advertising costs decreased by $3,898,314, or 42%, from $9,385,016 in the three months ended September 30, 2012 to $5,486,702 in the three months ended September 30, 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Advertising costs as a percentage of revenue decreased from 32% in 2012 to 31% in 2013.

Research and Development Costs

Research and development costs increased by $1,563,539 from $1,681,649 in the three months ended September 30, 2012 to $3,245,188 in the three months ended September 30, 2013. Expressed as a percentage of revenue, research and development costs were 18% and 6% in 2013 and 2012, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses decreased by $82,489, or 5%, in the three months ended September 30, 2013 as compared to the same period of 2012. This was mainly due to lower depreciation expense in 2013 resulting from fully amortized assets.

Provision for reserves and doubtful accounts

Provision for reserves and doubtful accounts increased from $777,947 in the three months ended September 30, 2012 to $2,130,784 in the three months ended September 30, 2013. During the three months ended September 30, 2013, reserves of $1,154,175 were recorded for advances to suppliers. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

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

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments increased from $267,470 in the three months ended September 30, 2012 to $1,005,915 in the three months ended September 30, 2013. The increased loss was mainly due to larger losses realized by AXN in the three months ended September 30, 2013 as compared to the same period of 2012.

Interest Expense, Net

Net interest expense was $1,423,839 in the three months ended September 30, 2012, compared to $897,875 for the three months ended September 30, 2013. The decrease was mainly due to lower average balances of convertible notes resulting from early retirements in the second half of 2012.

Income Tax

The Company’s effective tax rate for the three months ended September 30, 2013 was 1%, compared to 2% in the three months ended September 30, 2012. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	Results		% of Revenue
	2013	2012	2013	2012

Statement of Operations Data:
Revenues	$59,167,308	$82,685,661	100%	100%
Cost of sales	46,572,599	65,355,231	79%	79%

GROSS PROFIT	12,594,709	17,330,430	21%	21%
Selling, general and administrative expenses	32,992,571	36,047,706	56%	44%
Advertising costs	11,840,480	23,517,447	20%	28%
Research and development costs	6,374,904	4,977,883	11%	6%
Depreciation and amortization	5,439,961	5,462,599	9%	7%
Provision for reserves and doubtful accounts	1,896,295	3,831,195	3%	5%
Long term crop inventory costs	2,361,383	–	4%	–
LOSS FROM OPERATIONS	(48,310,885)	(56,506,400)	-82%	-68%

Gain on extinguishment of convertible notes	–	40,413,555	0%	49%
Equity in losses from equity method investments	(2,978,288)	(1,756,517)	-5%	-2%
Interest expense, net	(2,664,873)	(4,975,119)	-5%	-6%
Other income (expenses), net	130,622	443,473	0%	1%
LOSS BEFORE INCOME TAX	(53,823,424)	(22,381,008)	-91%	-27%
Provision for income taxes	1,308,937	1,441,245	2%	2%
NET LOSS	(55,132,361)	(23,822,253)	-93%	-29%
Net loss attributable to non-controlling interest	–	(4,418)	0%	0%
NET LOSS ATTRIBUTABLE TO AMERICAN ORIENTAL BIOENGINEERING, INC.	$(55,132,361)	$(23,826,671)	-93%	-29%

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.51)	$(0.62)

Revenues

We classify our revenues into two segments: manufacturing revenue and distribution revenue. The manufacturing revenue comprises revenue from pharmaceutical and nutraceutical products. Revenues by segments and product categories were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenue from pharmaceutical products	$35,822,221	$44,972,009	$(9,149,788)	-20%
Revenue from nutraceutical products	5,248,103	4,798,790	449,313	9%
Total manufacturing revenue	41,070,324	49,770,799	(8,700,475)	-17%
Distribution revenue	18,096,984	32,914,862	(14,817,878)	-45%
Total revenues	$59,167,308	$82,685,661	$(23,518,353)	-28%

Revenue from our pharmaceutical products decreased from $44,972,009 for the nine months ended September 30, 2012 to $35,822,221 for the same period of 2013, a 20% decrease. The decrease was primarily due to the following factors:

•	Rapidly evolving Chinese government healthcare policies have had a material impact on the entire pharmaceutical industry in China. In April 2009, the State Council issued “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” a major public health initiative, the goal of which is to provide access to basic medical care for every person in China by 2020. In the implementation of this plan, we witnessed increased dispensing of drugs that were listed on the government-published essential drug list, and of products covered by the National Medical Insurance Catalog. This nationwide trend has exerted a continuous and powerful downward pressure on the pricing of all generic drugs, whether branded or not, resulting in a significant shrinkage of profit margins for manufacturers of these products.

•	Negative publicity surrounding the discovery of toxic substances in drug capsules in China in 2012 has resulted in an overall decline in demand in the pharmaceutical market. Although we were not directly involved in the scandal and we have passed safety inspections, our sales have been impacted significantly due to the widespread loss of confidence by consumers in pharmaceutical products.

•	Because of the actual and potential size of the Chinese pharmaceutical market, we face intense competition from companies that manufacture products similar to ours, which has had a negative impact on our revenues. Many of these manufacturers are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess, and have a larger customer base. These competitors are often able to respond more quickly to new or changing opportunities and customer requirements, and are able to undertake more extensive promotional activities, offer more attractive terms to customers, or adopt more aggressive pricing policies.

•	Because traditional Chinese medicine injection products are not covered under the new essential drug list, sales of SHL powder, one of our two flagship products, declined from 2012 to 2013.

Revenue in connection with our nutraceutical products increased from $4,798,790 in the nine months ended September 30, 2012 to $5,248,103 in the nine months ended September 30, 2013, a 9% increase. We experienced material decreases in sales of our nutraceutical products in 2012 caused by the 2012 food safety and drug problem in China, however we have seen a rebound in sales in 2013.

Distribution revenue decreased by $14,817,878 or 45%, to $18,096,984 for the nine months ended September 30, 2013 from $32,914,862 for the same period of 2012. Sales from our former Yushuntang subsidiary were $11,328,909 in the nine months ended September 30, 2012, but due to the sale of our 6% interest in Yushuntang in December 2012, which resulted in the deconsolidation of this subsidiary, Yushuntang’s sales are no longer consolidated in our statement of operations for 2013. Net of Yushuntang, sales from the balance of our distribution business decreased from $21,585,953 in 2012 to $18,096,984 in 2013.

Cost of Sales and Gross Profit

Cost of sales was $46,572,599 in the nine months ended September 30, 2013, compared to $65,355,231 in the nine months ended September 30, 2012. Cost of sales by segments and product categories were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Pharmaceutical products	$26,002,545	$30,839,516	$(4,836,971)	-16%
Nutraceutical products	3,559,412	4,149,942	(590,530)	-14%
Total manufacturing cost	29,561,957	34,989,458	(5,427,501)	-16%
Distribution cost	17,010,642	30,365,773	(13,355,131)	-44%
Total cost	$46,572,599	$65,355,231	$(18,782,632)	-29%

Cost of sales in the manufacturing segment decreased with the corresponding drop in revenues for this segment. Gross profit as a percentage of revenues for the manufacturing segment was 28% in 2013, down from 30% in 2012.

Cost of sales in the distribution segment decreased along with sales from 2012 to 2013 as a result of the deconsolidation of Yushuntang at the end of 2012, with gross profit as a percentage of revenues also decreasing from 8% to 6%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $36,047,706 in the nine months ended September 30, 2012 to $32,992,571 in the nine months ended September 30, 2013, representing an 8% decrease. The details of our sales and marketing expenses were as follows:

	Nine Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Promotional materials and fees	$5,134,989	$4,310,122	$824,867	19%
Payroll	9,209,528	9,476,850	(267,322)	-3%
Shipping	1,051,865	1,360,046	(308,181)	-23%
Trips and traveling	1,982,518	3,182,859	(1,200,341)	-38%
Professional fees	4,376,875	3,113,476	1,263,399	41%
Staff welfare and insurance	3,172,832	3,977,837	(805,005)	-20%
Stock based compensation	1,298,844	2,046,926	(748,082)	-37%
Miscellaneous	6,765,120	8,579,590	(1,814,470)	-21%
Total	$32,992,571	$36,047,706	$(3,055,135)	-8%

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

Increased professional fees resulted primarily from audit, legal and other professional fees incurred in 2013 in connection with bringing our financial filings current, as well as the costs of our ongoing legal proceedings.

Advertising Costs

Advertising costs decreased by $11,676,967, or 50%, from $23,517,447 in the nine months ended September 30, 2012 to $11,840,480 in the nine months ended September 30, 2013, primarily as a result of the initial implementation of our cost reduction measures started in 2012, as further discussed in the “Liquidity” section. Advertising costs as a percentage of revenue decreased from 28% for 2012 to 20% for 2013.

Research and Development Costs

Research and development costs increased by $1,397,021 from $4,977,883 in the nine months ended September 30, 2012 to $6,374,904 in the nine months ended September 30, 2013. Expressed as a percentage of revenue, research and development costs were 11% and 6% for 2013 and 2012, respectively.

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

Depreciation and Amortization

Depreciation and amortization expenses decreased by $22,638, or less than 1%, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Provision for reserves and doubtful accounts

Provision for doubtful accounts decreased from $3,831,195 in the nine months ended September 30, 2012 to $1,896,295 in the nine months ended September 30, 2013. The decrease is due to a reversal of bad debts in 2013 due to the cash settlement of long outstanding accounts receivable that had previously been 100% reserved. We evaluate the provision for doubtful accounts on an ongoing basis, based upon our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to us.

Long term crop inventory costs

Subsequent to December 31, 2012, pre-harvest agriculture costs, including cultivation, labor, land leasing costs, and other crop and land maintenance activities, will be capitalized if it is probable that future economic benefits from the use of the assets will be increased. These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage. During the nine months ended September 30, 2013, agricultural costs of $2,361,383 were expensed. During the nine months ended September 30, 2012, agricultural costs of $3,502,810 were capitalized.

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

Equity in Losses from Equity Method Investments

Equity in losses from equity method investments increased from $1,756,517 in the nine months ended September 30, 2012 to $2,978,288 in the nine months ended September 30, 2013. The increased loss was mainly due to larger losses realized by AXN in the nine months ended September 30, 2013 as compared to the same period of 2012.

Interest Expense, Net

Net interest expense was $2,664,873 in the nine months ended September 30, 2013, compared to net interest expense of $4,975,119 for the nine months ended September 30, 2012. The decrease was mainly due to lower average balances of convertible notes resulting from early retirements in the second half of 2012.

Income Tax

The Company’s effective tax rate for the nine months ended September 30, 2013 was 2%, compared to 2% in the nine months ended September 30, 2012, due primarily to higher losses in 2013. For additional information, see “Item 1. Financial Statements – Note 16. Income Tax.”

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash position at September 30, 2013 was $3,230,995, representing a decrease of $3,866,103, or 54%, compared with our cash position of $7,097,098 at December 31, 2012. The change was mainly attributable to net cash used in operations of $21.9 million and net cash used in financing activities of $10.7 million in the nine months ended September 30, 2013, offset by cash provided by financing activities of $27.1 million.

We manage our cash based on thorough consideration of our corporate strategy as well as macroeconomic considerations, and we take into account such factors as interest income and foreign currency fluctuation.

Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2013, we recorded a loss from operations of $48,310,885 and utilized cash in operations of $21,926,697.  As of September 30, 2013, we had a working capital deficit of $61,536,815.  In addition, we were in default of $49,161,000 of our convertible notes due July 15, 2015. On April 8, 2013, four of the holders of the Notes filed this action claiming a default under the Notes, which allegedly resulted in an acceleration of the maturity of the Notes. The Plaintiffs had previously commenced a similar action in federal court in New Jersey, but that action was withdrawn and the present action was interposed. The action seeks payment of $20,378,608 plus prejudgment interest and other fees and costs. The Company has been served with the complaint, and Plaintiffs agreed to extend the Company’s time to answer. When that time passed on June 3, 2013, Plaintiffs refused to grant additional time and have now made a motion seeking entry of a default. The Company filed its answer on June 5, 2013. On August 9, 2013, Plaintiffs submitted to the Court a Request for Final Judgment by Default. The default judgment has been entered and Plaintiffs have proceeded to domesticate the judgment in states in which Plaintiff believes assets can be found. We presently do not have the ability to pay these notes. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to return to profitability or to develop additional sources of financing or capital. No assurances can be given that we will be successful in obtaining additional financing in the future and any future financing that we may obtain may cause significant dilution to existing stockholders.

Historically, our main source of cash was through the sales of our products, common stock sales and debt financing.  However, due to the decrease in sales, our ability to meet contractual obligations and payables depends on our ability to implement cost reductions effectively and obtain additional financing. We believe that the ongoing economic challenges and uncertainties experienced in 2012 and the first three quarters of 2013 will continue to negatively impact our business in the remainder 2013 and the beginning of 2014.  Thus, we expect that for 2013 we will continue to generate losses from operations, and our operating cash flows will not be sufficient to cover operating expense; therefore, we expect to continue to incur net losses.

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

Furthermore, as of September 30, 2013, we had invested in capitalized agricultural cost for $17,910,513.  These pre-harvest agriculture costs usually require substantial investment in the early stages, gradually decreasing to maintenance costs during the growing stage.  We expect that the cost required for these crops will be around $2.5 million per year.  We anticipate that the crops will benefit our operations in terms of raw material supply for internal use, as well as profit from selling to the market in 2018.

We have also reviewed all of our current material obligations and expect that we could fulfill all of our material commitments, with the exception of construction contracts which we believe can be renegotiated.

We do not plan to further downsize our operations beyond the cost reductions discussed herein, including selling or closing any of our subsidiaries or suspending any ongoing operations.

Total Debt

We had a total of $92,769,280 in debt as of September 30, 2013, as compared to $67,642,849 as of December 31, 2012. The increase of $25,126,431 was mainly due to an increase in bank notes payable during the third quarter of 2013.

Cash Flow

Operating Activities

Cash flows used in operations during the nine months ended September 30, 2013 amounted to $21,926,697, representing a decrease in cash used of $15,213,035 compared with cash flows used in operations of $37,139,732 for nine months ended September 30, 2012. The decrease in net cash used by operating activities was primarily attributable to: (i) lower losses in 2013 as compared to 2012, after adjusting for a non-cash gain on extinguishment of convertible notes recognized in 2012, (ii) a large decrease in accounts receivable of $17,820,040 in 2013, compared with a decrease of only $9,251,412 in 2012, and (iii) an increase of only $289,282 in inventories in 2013, as compared with an increase of $8,376,013 in 2012.

Investing Activities

Our net cash used in investing activities amounted to $10,676,223 in the nine months ended September 30, 2013, as compared to net cash provided by investing activities of $25,807,373 in the nine months ended September 30, 2012. The changes mainly included: (i) cash inflow from the collection of receivable for the sale of the NuoHua affiliate in the amount of $18,278,815 in 2012, and (ii) proceeds from the payment of bank acceptance notes from customers in the first half of 2012 in the amount of $24,278,884 with a corresponding amount of only $4,658,004 in 2013.

Financing Activities

Our net cash provided by financing activities was $27,068,568 in the nine months ended September 30, 2013, compared to cash used in financing activities of $16,443,390 in the nine months ended September 30, 2012. The difference is primarily due to (i) cash used for the repurchase of convertible notes in the amount of $18,478,888 in 2012, (ii) net proceeds from bank loans and bank acceptance notes to vendors, net of repayments, of $24,678,700 in 2013, as compared to $10,087,153 in 2012, (iii) increases in restricted cash in 2013 resulting from increases in bank acceptance notes which require restricted cash deposits, and (iv) the purchase of treasury shares in the amount of $1,270,603 in 2012.

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

We recognized a foreign currency translation adjustment of $9.9 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively. The balance sheet amounts with the exception of equity at September 30, 2013 were translated at 6.1514 RMB to $1.00 USD as compared to 6.3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate.

The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2013 and 2012 were 6.1654 RMB and 6.3313 RMB to $1.00 USD, respectively. We do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

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

Remediation plans

In response to the material weaknesses identified above, management commenced to implement the measures described below to remediate the material weaknesses:

•	Management revised its policies and procedures relating to the identification of significant transactions that will impact its financial accounting and disclosures. This includes the establishment of a Disclosure Committee consisting of the Chief Executive Officer, Chief Financial Officer, other accounting and operational management as deemed necessary and the Audit Committee financial expert. The responsibility of the Disclosure Committee is to assist the Company’s financial reporting team in ensuring that the accounting consequences of the Company’s material transactions are captured and reflected in the Company’s financial statements in a timely and accurate manner.

•	Management established a reporting threshold for significant and material transactions to those who are responsible for oversight of financial reporting, particularly to the Audit Committee.

•	Management established a threshold for significant and material transactions that would require approval from the board of directors.

•	Management designed controls to obtain internal certifications from operational management to ensure all important transactions, contracts and agreements have been appropriately disclosed to the Disclosure Committee.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2013 and December 31, 2012, the Company was subject to various legal proceedings and claims. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation.  Therefore, at September 30, 2013 and December 31, 2012, no accrual has been established for any potential loss in connection with these lawsuits. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

On June 22, 2012, a putative class action complaint was filed by Kevin McGee against American Oriental Bioengineering Inc, Eileen Brody, Binsheng Li, Yangchun Li, Tony Liu, Cosimo Patti, Xianmin Wang, and Lawrence Wizel alleging violations of Section 10b of the Securities Exchange Act of 1934 and liability pursuant to Section 20(a) thereunder. The complaint, as subsequently amended (see below) centers on the accounting treatment of the sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and the Company’s Restatement filed on November 14, 2011. Several motions were filed for appointment as lead plaintiff, and on October 16, 2012, the Court appointed lead plaintiff, consolidated the cases, and ordered that a consolidated complaint be filed, which occurred on November 19, 2012. The served defendants (AOB, Brody, Wizel and Patti) moved to dismiss the consolidated complaint, and on March 25, 2013 those motions were granted with leave to amend. On April 15, 2013, Plaintiffs filed a Second Amended Complaint, which the served Defendants moved to dismiss on May 15, 2013. In the interim, the Court granted Plaintiffs’ motion for leave to serve most of the remaining Defendants by alternative means, and on May 15, 2013, the parties entered into a stipulation consenting to the filing of a Third Amended Complaint (“TAC,” setting forth no new paragraphs), deeming the TAC served on all defendants, deeming the motion to dismiss the Second Amended Complaint interposed against the TAC, and reserving all rights of the un-served Defendants. The defendants moved to dismiss the TAC, and a motion scheduled to be heard on November 7, 2013 was cancelled. No further action has been taken.

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

On December 6, 2012, David Bravetti filed a shareholder derivative Complaint against Tony Liu, Yanchun Li, Binsheng Li, Jun Min, Lawrence Wizel, Cosimo Patti, Xianmin Wang, Baiqing Zhang, Eileen Brody (collectively, “Defendants”). Because the complaint sets forth a shareholder derivative claim, the Company is named as a nominal Defendant, although no relief is sought for the Company and any relief obtained from the Defendants would inure to the benefit of the Company.  The Complaint asserts causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  Bravetti’s claims arose out of alleged accounting errors that were made in the Company’s financial statements for the periods between the third quarters ending September 30, 2009 and September 30, 2011, which financial statements were included in filings made with the SEC.  The alleged accounting errors were related to the Company’s sale of an interest held by the Company’s subsidiary, Nuo Hua Investment Company Limited and were disclosed in the Company’s Restatement filed on November 14, 2011.  The Complaint also alleges that its claims arise out of alleged inconsistencies that the Company’s then auditor, Ernst and Young Hua Ming, discovered throughout the course of the Company’s audit for the year ending 2011.  Although the Complaint claims that jurisdiction is proper in federal court in New Jersey because of diversity of citizenship, according to the Complaint, Bravetti is a New Jersey citizen, as is one of the Defendants. The Company did not file a responsive pleading to Bravetti’s Complaint, and subsequent to seeking and obtaining a default against the Company, Bravetti agreed to dismiss his claim and file elsewhere. Subsequently, however, Bravetti “corrected” his complaint now to claim to be a Florida citizen. On March 26, 2013, Bravetti undertook to provide Defendants proof of his citizenship. That proof has been provided, and Defendants have not come to a conclusion whether this was sufficient. Plaintiff has consented to the lifting of the default against the Company and to agree to a schedule for responses to the Complaint. The parties have so stipulated, and the Court has approved the stipulation.

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

On December 2, 2013, the same Plaintiffs who brought the action claiming a default under the Notes, which is referenced above, brought an action in which they sought and obtained a temporary restraining order (“TRO”), prohibiting the Company from buying fractional shares in connection with a reverse stock split that the Company intends to effect. The reverse stock split is part of a transaction whereby the Company would effect a 1-for-501 reverse stock split of its shares of Common Stock and make a cash payment of $0.50 per pre-reverse stock split share, in lieu of the issuance of fractional shares as a result of the reverse stock split. The transaction is intended to reduce the number of the Company’s record holders below 300, so that the Company could de-register as a reporting company with the SEC and effective “go private.” The TRO was granted by the Court. In granting TRO, the Court noted that it was not anticipated that the reverse stock split would be consummated prior to the hearing on Plaintiffs motion for an order to show cause as to why the Court should not preliminarily grant relief and thus the TRO would not present any real burden on the Company.  The Company is still able to continue the process required under the federal securities laws to move forward with the reverse stock split. On January 7, 2014, argument was heard on the order to show cause. On January 14, 2014, the Court denied the Plaintiff’s motion for a Preliminary Injunction, which sought to continue the TRO, thereby ending the temporary restraint.

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

AMERICAN ORIENTAL BIOENGINEERING, INC.

/s/ Tony Liu

TONY LIU

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATED: January 30, 2014

/s/ Yanchun Li

YANCHUN LI

CHIEF FINANCIAL OFFICER

DATED: January 30, 2014

